Form 10-Q
period 2005-06-30
Coleman Cable, Inc.
filed 2005-08-15
CIK 1323653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 333-124334

COLEMAN CABLE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4410887 (I.R.S. Employer Identification No.)
1530 Shields Drive, Waukegan, Illinois 60085
(Address of Principal Executive Offices)
Registrant’s Telephone Number, including Area Code (847) 672-2300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Common shares outstanding August 15, 2005          40,784

PART I.
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET SALES	$67,428	$82,865	$130,330	$157,626
COST OF GOODS SOLD	56,007	71,176	108,217	135,776

GROSS PROFIT	11,421	11,689	22,113	21,850

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	5,943	5,815	10,853	11,738

OPERATING INCOME	5,478	5,874	11,260	10,112

INTEREST EXPENSE, NET	2,659	3,840	5,118	7,497
OTHER INCOME, NET	(2)	(1,264)	(2)	(1,259)

INCOME BEFORE INCOME TAXES	2,821	3,298	6,144	3,874

INCOME TAX EXPENSE	850	639	1,469	1,155

NET INCOME	$1,971	$2,659	$4,675	$2,719

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	June 30,	June 30,
	2004	2004	2005
		(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,034	$44	$55
Accounts receivable, less allowance for uncollectible accounts of $1,655, $1,608 and $1,722, respectively	48,613	43,197	53,004
Inventories, net	50,134	46,158	58,601
Prepaid expenses and other current assets	1,402	2,418	1,947

Total current assets	101,183	91,817	113,607

PROPERTY, PLANT AND EQUIPMENT:
Land	579	579	579
Buildings and leasehold improvements	8,024	7,669	7,543
Machinery, fixtures and equipment	41,440	39,064	40,489

	50,043	47,312	48,611
Less accumulated depreciation and amortization	(26,658)	(24,248)	(26,485)
Construction in progress	2,216	1,635	2,385

Property, plant and equipment, net	25,601	24,699	24,511

GOODWILL AND INTELLECTUAL PROPERTY, NET	60,663	60,676	60,657
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	9,609	5,481	6,096

TOTAL ASSETS	$197,056	$182,673	$204,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,430	$6,056	$3,386
Accounts payable	19,975	21,756	25,180
Accrued liabilities	14,664	7,941	12,265
Deferred income taxes	358	508	444

Total current liabilities	38,427	36,261	41,275

LONG-TERM DEBT	156,297	114,747	158,546
DEFERRED INCOME TAXES	132	—	131
SHAREHOLDERS’ EQUITY:
Common stock, par $.001; 100,000 shares authorized and 36,684 issued and outstanding June 30, 2004 and 40,784 issued and outstanding December 31, 2005 and June 30, 2005, respectively	—	—	—
Additional paid-in capital	25,559	26,911	25,559
Retained earnings (accumulated deficit)	(23,359)	4,754	(20,640)

Total shareholders’ equity	2,200	31,665	4,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$197,056	$182,673	$204,871

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2004	2005
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4,675	$2,719
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	3,269	2,895
Noncash interest expense	763	—
Noncash interest income	(112)	(109)
Deferred tax provision	—	85
(Gain) loss on disposal of fixed assets — net	(2)	5
Gain on sale of investment — net	—	(1,264)
Changes in operating assets and liabilities:
Accounts receivable	(5,893)	(4,391)
Inventories	(10,005)	(8,467)
Prepaid expenses and other assets	(1,504)	(505)
Accounts payable	(626)	5,205
Accrued and other long-term liabilities	(2,027)	(2,399)

Net cash flow from operating activities	(11,462)	(6,226)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,377)	(3,215)
Proceeds from sale of assets	2	—
Proceeds from sale of investment	—	4,379

Net cash flow from investing activities	(1,375)	1,164

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	16,490	8,380
Repayment of extinguished debt	—	(3,822)
Repayment of long-term debt	(3,218)	(475)
Tax distribution to shareholders	(440)	—

Net cash flow from financing activities	12,832	4,083

DECREASE IN CASH AND CASH EQUIVALENTS	(5)	(979)

CASH AND CASH EQUIVALENTS — Beginning of period	49	1,034

CASH AND CASH EQUIVALENTS — End of period	$44	$55

NONCASH ACTIVITY
Revaluation of Oswego fixed assets	—	$1,878

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.	BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheets for June 30, 2004 and June 30, 2005, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2005, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2005 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4, as amended on August 3, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.	INVENTORIES

Inventories – net consisted of the following:

	December 31, 2004	June 30, 2004	June 30, 2005
FIFO cost:
Raw materials	$13,158	$10,618	$14,749
Work in progress	3,468	2,257	5,371
Finished products	33,508	33,283	38,481

Total	$50,134	$46,158	$58,601

3.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2004	June 30, 2004	June 30, 2005
Salaries, wages and employee benefits	$4,364	$2,934	$3,113
Sales incentives	4,604	2,831	3,864
Income taxes	—	357	67
Interest	3,186	26	3,088
Other	2,510	1,793	2,133

Total	$14,664	$7,941	$12,265

4.	DEBT

	December 31,2004	June 30, 2004	June 30, 2005
Revolving credit facility	$29,820	$45,990	$38,200
Term Loans A and B	—	30,249	—
Subordinated notes, less discount	—	34,833	—
Senior notes	120,000	—	120,000
Capital lease obligations	7,593	7,159	1,671
Other long-term debt, annual interest rates up to 11.3%, payable through 2019	2,314	2,572	2,061

	159,727	120,803	161,932
Less current portion	(3,430)	(6,056)	(3,386)

Total long-term debt	$156,297	$114,747	$158,546

In the third quarter of 2004, the Company completed a comprehensive refinancing of its bank debt. The refinancing included the following: (i) the private placement of 8-year senior unsecured notes (the “Notes”) and (ii) a new senior secured revolving credit facility (the “Revolving Credit Facility”). The Notes were issued in the amount of $120,000, bear interest at a fixed rate of 9.875% and mature in 2012. In connection with the refinancing, the Company incurred fees and expenses totaling $6,608, which are included in “Deferred debt issuance costs, net and other assets” in the accompanying condensed consolidated balance sheets. The applicable fees and expenses are amortized over the respective lives of the Revolving Credit Facility and the Notes on a straight-line basis over 5 and 8 years, respectively. Amortization was $234 and $468 for the three and six months ended June 30, 2005, respectively. Accumulated amortization was $702 as of June 30, 2005.

The indenture governing the Company’s Notes contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of its assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of June 30, 2005, the Company was in compliance with all of the covenants contained in the indenture.

The Revolving Credit Facility will mature on September 28, 2009 and is an asset-based lending agreement whereby the Company can receive advances based on the lesser of $75,000 or the sum of 85% of eligible accounts receivable and 55% of inventories, with a sublimit for letters of credit of up to $5,000. The Revolving Credit Facility is secured by substantially all of the Company’s assets, including accounts receivable, inventory and any other tangible and intangible assets. Interest is payable at the bank’s prime rate plus a range of .25% to 1.25%, or at the option of the Company, LIBOR plus 1.75% to 2.75%. The Company classifies the portion of the Revolving Credit Facility that is expected to be repaid within the next year as a current liability. The Revolving Credit Facility accrued interest at an average rate of 5.37% and 5.09%, and the Company’s average borrowed amount was $38,339 and $32,936, in the three and six month periods ended June 30, 2005, respectively, none of which were against the sublimit for letters of credit. As of June 30, 2005 the Company had $29,222 of additional borrowing capacity. The leverage ratio in the Revolving Credit Facility, however, would have effectively limited the Company’s additional borrowing capacity to $15,200.

The Revolving Credit Facility contains more restrictive covenants than the indenture governing the Notes, which consist of certain financial covenants, including, but not limited to, a fixed charge coverage ratio and a leverage ratio. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants relating to limitations on dividends and other indebtedness, liens, investments, guarantees, mergers and acquisitions, sales of assets, capital expenditures and leases. The Company was in compliance with all covenants at June 30, 2005.

The Notes and the Revolving Credit Facility both have restrictions on dividend distributions to shareholders, including but not limited to, a percentage of net income (less distributions for tax purposes). The distributions for tax purposes are computed at the shareholder applicable tax rate, net of any aggregated tax benefit received for prior periods. Distributions for tax purposes are not restricted so long as the Company qualifies as an S corporation.

The Company’s former revolving credit facility had a weighted average interest rate on borrowings of 4.09% and 4.10% and a weighted average borrowing amount of $44,657 and $40,608 for the three and six months ended June 30, 2004, respectively.

The Term A and Term B loans had a weighted average interest rate on borrowings of 4.35% and 4.35% and a weighted average borrowing amount of $31,122 and $31,777 for the three and six months ended June 30, 2004, respectively.

In connection with the Oswego Wire Incorporated facility (“Oswego”) and certain related equipment Oswego acquired the rights and assumed the capital lease obligation of Copperweld Corporation (“Copperweld”) under a certain Amended and Restated Sale Agreement (“Sale Agreement”) between Copperweld and the County of Oswego Industrial Development Agency (“IDA”). Terms of the Sale Agreement specified payment of $5,700 on July 1, 2012. Interest is paid quarterly through that date on the outstanding balance at a rate of 55% of prime. In order to secure payment of the loan, in 1987, the Company purchased and placed in a dedicated fund $675 of 8.7% zero coupon bonds issued by the Municipal Authority of Westmoreland County, Pennsylvania, redeemable in the amount of $5,700 on July 1, 2012.

On May 16, 2005, Oswego and Copperweld reached a definitive agreement regarding the accelerated payment of the $5,700 lease obligation due under the Sale Agreement. Oswego sold the zero coupon bonds for $4,379 and made a cash payment of $3,822 to Copperweld, in exchange for complete settlement of Oswego’s obligations under the Amended and Restated Sale Agreement and the conveyance by Copperweld to Oswego all of Copperweld’s right, title and interest in and to the Oswego facility, free and clear of any liens and encumbrances held by Oswego County. The Company recognized a gain of $1,264 related to the sale of the zero coupon bonds, which is included in “Other income” and reduced the carrying value of the Oswego fixed assets by $1,878, the amount by which the lease obligation exceeded the amount paid to settle the obligation.

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases certain of its buildings, machinery and equipment under operating lease agreements which expire at various dates over the next ten years. Rent expense for all operating leases for the three months ended June 30, 2004 and June 30, 2005 was $731 and $866, respectively. Rent expense for the six months ended June 30, 2004 and June 30, 2005 was $1,396 and $1,536, respectively.

Capital Leases—The Company leases various manufacturing, office and warehouse properties and office equipment under capital leases which expire at various dates through 2009. The assets are amortized/depreciated over the shorter of their related lease terms or their estimated productive lives.

Obligations under capital leases are included with debt in the accompanying consolidated balance sheets.

Legal Proceedings— The Company is a party to various environmental and other claims and lawsuits that have arisen in the ordinary course of business. Estimates of related costs and losses have been accrued in the financial statements. In determining these accruals, the Company does not discount environmental or legal accruals and does not reduce them by anticipated insurance recoveries. The Company believes that its accruals related to environmental, litigation and other claims are sufficient and that, based on the information currently available, these items and the Company’s rights to available insurance and indemnity will be resolved without material adverse effect on the Company’s consolidated financial position, cash flow or results of operations. There can be no assurance, however, that this will be the case.

6.	MANAGEMENT FEES

Two of the Company’s shareholders have consulting arrangements with the Company whereby, in addition to their service as directors of the Company, they provide advice and counsel on business planning and strategy, including advice on potential acquisitions. Pursuant to these arrangements, and for their service as directors, the Company paid each eligible individual $37 and $63 for the three months ended June 2004 and June 2005, respectively, and paid each eligible individual $37 and $125 for six months ended June 30, 2004 and June 2005, respectively.

7.	BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments: Electrical/Wire and Cable Distributors, Specialty Distributors and OEMs, and Consumer Outlets. These segment classifications are based on an aggregation of customer groupings and distribution channels because this is the way our chief operating decision maker evaluates the results of each operating segment.

The Company has aggregated operating segments into three reportable business segments in accordance with the criteria defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company’s operating segments have common production processes and manufacturing capacity. Accordingly, the Company does not identify all of its net assets to its operating segments. Depreciation expense is not allocated to our segments but is included in our manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across multiple segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each operating segment.

No one customer or group of customers under common control accounted for more than 10% of consolidated net sales. Export sales are not material. Intercompany sales among segments represent primarily the sale of fabricated base wire products by Oswego Wire, which is included in the Company’s Specialty Distributors and OEMs segment, to other segments and are eliminated in consolidation.

Segment operating income represents income from continuing operations before interest income or expense, other income and income taxes. Corporate consists of items not charged or allocated to a particular segment, including costs for employee relocation, discretionary bonuses, professional fees, restructuring, management fees and intangible amortization.

Financial data for our business segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net Sales:
Electrical / Wire and Cable Distributors	$23,416	$27,393	$45,351	$53,693
Specialty Distributors and OEMs	34,451	44,011	66,417	82,321
Consumer Outlets	10,551	12,599	20,519	23,924
Intercompany eliminations	(990)	(1,138)	(1,957)	(2,312)

Total	$67,428	$82,865	$130,330	$157,626

Operating Income:
Electrical / Wire and Cable Distributors	2,529	3,035	4,769	5,511
Specialty Distributors and OEMs	3,501	3,074	7,266	5,783
Consumer Outlets	578	595	714	630

Total	6,608	6,704	12,749	11,924
Corporate	(1,130)	(830)	(1,489)	(1,812)

Consolidated operating income	$5,478	$5,874	$11,260	$10,112

8.	SUPPLEMENTAL GUARANTOR INFORMATION

The payment obligations of the Company under the Notes and the Revolving Credit Facility (see Note 4) are guaranteed by the Company’s wholly owned subsidiaries. Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Coleman Cable, Inc. (“the Parent”) and the Company’s material guarantor subsidiaries – CCI Enterprises, Inc., Oswego Wire Incorporated and CCI International (“the Guarantor Subsidiaries”).

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$62,488	$8,268	$(3,328)	$67,428
COST OF GOODS SOLD	52,769	3,238	—	56,007

GROSS PROFIT	9,719	5,030	(3,328)	11,421

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	6,437	2,834	(3,328)	5,943

OPERATING INCOME	3,282	2,196	—	5,478

INTEREST EXPENSE, NET	2,574	85	—	2,659
OTHER INCOME, NET	(2)	—	—	(2)

INCOME BEFORE INCOME TAXES	710	2,111	—	2,821

INCOME TAX EXPENSE	83	767	—	850
INCOME FROM GUARANTOR SUBSIDIARIES	1,344	—	(1,344)	—

NET INCOME	$1,971	$1,344	$(1,344)	$1,971

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$77,142	$8,299	$(2,576)	$82,865

COST OF GOODS SOLD	67,686	3,490	—	71,176

GROSS PROFIT	9,456	4,809	(2,576)	11,689

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	5,435	2,956	(2,576)	5,815

OPERATING INCOME	4,021	1,853	—	5,874

INTEREST EXPENSE, NET	3,760	80	—	3,840
OTHER INCOME, NET	—	(1,264)	—	(1,264)

INCOME BEFORE INCOME TAXES	261	3,037	—	3,298

INCOME TAX EXPENSE	26	613	—	639
INCOME FROM GUARANTOR SUBSIDIARIES	2,424	—	(2,424)	—

NET INCOME	$2,659	$2,424	$(2,424)	$2,659

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$120,271	$15,587	$(5,528)	$130,330

COST OF GOODS SOLD	102,063	6,154	—	108,217

GROSS PROFIT	18,208	9,433	(5,528)	22,113

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	11,118	5,263	(5,528)	10,853

OPERATING INCOME	7,090	4,170	—	11,260

INTEREST EXPENSE, NET	4,931	187	—	5,118
OTHER INCOME EXPENSE, NET	(2)	—	—	(2)

INCOME BEFORE INCOME TAXES	2,161	3,983	—	6,144

INCOME TAX EXPENSE	146	1,323	—	1,469
INCOME FROM GUARANTOR SUBSIDIARIES	2,660	—	(2,660)	—

NET INCOME	$4,675	$2,660	$(2,660)	$4,675

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$146,046	$16,456	$(4,876)	$157,626

COST OF GOODS SOLD	128,682	7,094	—	135,776

GROSS PROFIT	17,364	9,362	(4,876)	21,850

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	10,798	5,816	(4,876)	11,738

OPERATING INCOME	6,566	3,546	—	10,112

INTEREST EXPENSE, NET	7,310	187	—	7,497
OTHER (INCOME) EXPENSE, NET	5	(1,264)	—	(1,259)

INCOME BEFORE INCOME TAXES	(749)	4,623	—	3,874

INCOME TAX EXPENSE	33	1,122	—	1,155
INCOME FROM GUARANTOR SUBSIDIARIES	3,501	—	(3,501)	—

NET INCOME	$2,719	$3,501	$(3,501)	$2,719

COLEMAN CABLE, INC. AND SUBIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,024	$10	$—	$1,034
Accounts receivable—net of allowances	—	48,613	—	48,613
Intercompany receivable	34,389	—	(34,389)	—
Inventories, net	47,203	2,931	—	50,134
Prepaid expenses and other current assets	3,005	697	(2,300)	1,402

Total current assets	85,621	52,251	(36,689)	101,183

PROPERTY, PLANT AND EQUIPMENT, NET	16,785	8,816	—	25,601
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,522	141	—	60,663
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	6,601	3,008	—	9,609
INVESTMENT IN SUBSIDIARIES	15,226	—	(15,226)	—

TOTAL ASSETS	$184,755	$64,216	$(51,915)	$197,056

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,907	$523	$—	$3,430
Accounts payable	19,264	711	—	19,975
Intercompany payable	—	34,389	(34,389)	—
Accrued liabilities	11,700	5,264	(2,300)	14,664
Deferred income taxes	—	358	—	358

Total current liabilities	$33,871	$41,245	$(36,689)	$38,427

LONG-TERM DEBT	148,684	7,613	—	156,297
DEFERRED INCOME TAXES	—	132	—	132

SHAREHOLDERS’ EQUITY:
Additional paid-in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(23,359)	15,225	(15,225)	(23,359)

Total shareholders’ equity	2,200	15,226	(15,226)	2,200

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$184,755	$64,216	$(51,915)	$197,056

COLEMAN CABLE, INC. AND SUBIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34	$10	$—	$44
Accounts receivable—net of allowances	61	43,136	—	43,197
Intercompany receivable	31,058	893	(31,951)	—
Inventories, net	44,812	1,346	—	46,158
Prepaid expenses and other current assets	3,422	1,396	(2,400)	2,418

Total current assets	79,387	46,781	(34,351)	91,817

PROPERTY, PLANT AND EQUIPMENT, NET	16,534	8,165	—	24,699
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,535	141	—	60,676
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	2,606	2,875	—	5,481
INVESTMENT IN SUBSIDIARIES	11,915	—	(11,915)	—

TOTAL ASSETS	$170,977	$57,962	$(46,266)	$182,673

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$5,643	$413	$—	$6,056
Accounts payable	20,783	973	—	21,756
Intercompany payable	—	31,951	(31,951)	—
Accrued liabilities	5,482	4,859	(2,400)	7,941
Deferred income taxes	—	508	—	508

Total current liabilities	$31,908	$38,704	$(34,351)	$36,261

LONG-TERM DEBT	107,404	7,343	—	114,747
DEFERRED INCOME TAXES	—	—	—	—

SHAREHOLDERS’ EQUITY:
Additional paid-in capital	26,911	1	(1)	26,911
Retained earnings (accumulated deficit)	4,754	11,914	(11,914)	4,754

Total shareholders’ equity	31,665	11,915	(11,915)	31,665

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$170,977	$57,962	$(46,266)	$182,673

COLEMAN CABLE, INC. AND SUBIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$45	$10	$—	$55
Accounts receivable—net of allowances	—	53,004	—	53,004
Intercompany receivable	34,889	1,463	(36,352)	—
Inventories, net	57,083	1,518	—	58,601
Prepaid expenses and other current assets	4,169	578	(2,800)	1,947

Total current assets	96,186	56,573	(39,152)	113,607

PROPERTY, PLANT AND EQUIPMENT, NET	17,877	6,634	—	24,511
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,516	141	—	60,657
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	6,093	3	—	6,096
INVESTMENT IN SUBSIDIARIES	18,727	—	(18,727)	—

TOTAL ASSETS	$199,399	$63,351	$(57,879)	$204,871

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,859	$527	$—	$3,386
Accounts payable	24,690	490	—	25,180
Intercompany payable	—	36,352	(36,352)	—
Accrued liabilities	10,026	5,039	(2,800)	12,265
Deferred income taxes	—	444	—	444

Total current liabilities	37,575	42,852	(39,152)	41,275

LONG-TERM DEBT	156,905	1,641	—	158,546
DEFERRED INCOME TAXES	—	131	—	131

SHAREHOLDERS’ EQUITY:
Additional paid-in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(20,640)	18,726	(18,726)	(20,640)

Total shareholders’ equity	4,919	18,727	(18,727)	4,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$199,399	$63,351	$(57,879)	$204,871

COLEMAN CABLE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4,675	$2,660	$(2,660)	$4,675
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	2,845	424	—	3,269
Other noncash charges, net	763		—	763
Noncash interest income		(112)	—	(112)
Gain on disposal of fixed assets-net	(2)	—	—	(2)
Equity in consolidated subsidiaries	(2,660)	—	2,660	—
Changes in operating assets and liabilities:
Accounts receivable	(61)	(5,832)	—	(5,893)
Inventories	(10,725)	720	—	(10,005)
Prepaid expenses and other assets	(783)	(921)	200	(1,504)
Accounts payable	(955)	329	—	(626)
Intercompany accounts	(3,433)	3,433	—	—
Accrued and other long-term liabilities	(1,543)	(284)	(200)	(2,027)

Net cash flow from operating activities	(11,879)	417	—	(11,462)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,377)	—	—	(1,377)
Proceeds from the sale of fixed assets	2	—	—	2

Net cash flow from investing activities	(1,375)	—	—	(1,375)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	16,490	—	—	16,490
Repayment of long-term debt	(2,801)	(417)	—	(3,218)
Tax distributions to shareholders	(440)	—	—	(440)

Net cash flow from financing activities	13,249	(417)	—	12,832

DECREASE IN CASH AND CASH EQUIVALENTS	(5)	—	—	(5)

CASH AND CASH EQUIVALENTS — Beginning of period	39	10	—	49

CASH AND CASH EQUIVALENTS — End of period	$34	$10	$—	$44

COLEMAN CABLE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$2,719	$3,501	$(3,501)	$2,719
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	2,397	498	—	2,895
Noncash interest income	—	(109)	—	(109)
Deferred tax provision	—	85	—	85
Loss on disposal of fixed assets -net	5	—	—	5
Gain on sale of investment – net	—	(1,264)	—	(1,264)
Equity in consolidated subsidiaries	(3,501)	—	3,501	—
Changes in operating assets and liabilities:
Accounts receivable	—	(4,391)	—	(4,391)
Inventories	(9,880)	1,413	—	(8,467)
Prepaid expenses and other assets	(1,124)	119	500	(505)
Accounts payable	5,425	(220)	—	5,205
Intercompany accounts	(500)	500	—	—
Accrued and other long-term liabilities	(1,671)	(228)	(500)	(2,399)

Net cash flow from operating activities	(6,130)	(96)	—	(6,226)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,022)	(193)	—	(3,215)
Proceeds from sale of investment	—	4,379	—	4,379

Net cash flow from investing activities	(3,022)	4,186	—	1,164

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	8,380	—	—	8,380
Repayment of long-term debt	(207)	(268)	—	(475)
Repayment of extinguished debt	—	(3,822)	—	(3,822)

Net cash flow from financing activities	8,173	(4,090)	—	4,083

DECREASE IN CASH AND CASH EQUIVALENTS	(979)	—	—	(979)

CASH AND CASH EQUIVALENTS — Beginning of period	1,024	10	—	1,034

CASH AND CASH EQUIVALENTS — End of period	$45	$10	$—	$55

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this report under “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” in our Registration Statement on Form S-4, as amended on August 3, 2005, a copy of which is available from us upon request. We assume no obligation to update any of these forward-looking statements. You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto included in this report.
Overview
     We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products in the United States. We supply a broad line of wire and cable products, which enables us to offer our customers a single source of supply for many of their wire and cable product requirements. We manufacture bare copper wire, some of which we use to produce our products and some of which we sell to other producers. We sell our products to a variety of customers, including a wide range of specialty distributors, retailers and original equipment manufacturers (OEMs). We develop our products for sale into multiple end markets, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air conditioning and refrigeration (HVAC/R), irrigation, industrial/contractor, recreation/transportation, copper fabrication, retail and automotive. We manufacture our products in eight domestic manufacturing facilities and supplement our domestic production with international and domestic sourcing. Virtually all of our products are sold to customers located in the United States and Canada.
     Our net sales, to some extent, follow general business cycles. The diversity of our end markets and customer bases, however, tends to protect our financial results from downturns in any particular industry or geographic area. We also have experienced, and expect to continue to experience, certain seasonal trends in net sales and cash flow. Net sales are generally higher in the third and fourth quarters due to increased buying in anticipation of, and during, the winter months and holiday season.
     The primary component of our cost of goods sold is the cost of raw materials. Because labor costs have historically represented less than 10% of our cost of goods sold, competition from products produced in countries having lower labor rates has not affected our financial results significantly. Recently, copper costs, including fabrication, have accounted for approximately 50% of our cost of goods sold. We buy copper from domestic and international suppliers, and the price we pay depends largely on the price of copper on international commodities markets.
     The price of copper is particularly volatile and can affect our net sales and profitability. The daily selling price of copper cathode on the COMEX averaged $1.53 per pound during the three months ended June 30, 2005, up 24.1% from the three months ended June 30, 2004. The daily selling price of copper cathode on the COMEX averaged $1.50 per pound during the six months ended June 30, 2005, up 21.7% from the six months ended June 30, 2004. The average copper price on the COMEX was $1.63 for the month of July 2005. We purchase copper pursuant to supply agreements that average one to two years in duration. These agreements do not impose minimum purchase requirements on us or insulate us from price fluctuations. We generally attempt to pass along to our customers changes in the prices of copper and other raw materials. Our ability to pass along price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. Our specialty distributors and OEMs segment offers a number of products that are particularly sensitive to fluctuations in copper prices. Other factors affecting product pricing include the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.
     From time to time, we consider acquisition opportunities that could materially increase the size of our business operations.
Business Segment Information
     We have three business segments: (i) electrical/wire and cable distributors; (ii) specialty distributors and OEMs; and (iii) consumer outlets. These segment classifications are based upon an aggregation of customer groupings and distribution channels because this is how we manage and evaluate our business. We sell virtually all of our products across each of our three segments, except that we sell our fabricated bare wire products only in our specialty distributors and OEMs segment. For the six months ended June 30, 2005, the electrical/wire and cable distributors segment, the specialty distributors and OEMs segment, and the consumer outlets segment represented approximately 34.1%, 52.2% and 15.2% of our net sales, respectively. Our consumer outlets segment, which is our smallest in terms of net sales, accounts for an even smaller percentage of our profitability because of increased competition from foreign suppliers and the delays we may encounter in passing along copper price increases to large retailers. To remain competitive, we are purchasing more labor intensive products from foreign sources for this segment. Our segment information presented below includes a separate line for corporate adjustments, which consist of items not allocated to a particular business segment, including costs for employee relocation, discretionary bonuses, and professional fees, restructuring expenses, management fees and intangible amortization. The period-to-period comparisons set forth in this section include information about our three segments.
Consolidated Results of Operations
     The following table sets forth, for the periods indicated, the consolidated statements of operations data in thousands of dollars and as a percentage of net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$67,428	100.0%	$82,865	100.0%	$130,330	100.0%	$157,626	100.0%
Gross profit	11,421	16.9	11,689	14.1	22,113	17.0	21,850	13.8
Selling, engineering, general and administrative expenses	5,943	8.8	5,815	7.0	10,853	8.3	11,738	7.4

Operating income	5,478	8.1	5,874	7.0	11,260	8.6	10,112	6.4
Interest expense, net	2,659	3.9	3,840	4.6	5,118	3.9	7,497	4.8
Other (income)expense, net	(2)	0.0	(1,264)	1.5	(2)	0.0	(1,259)	(0.8)

Income before income taxes	2,821	4.1	3,298	3.9	6,144	4.7	3,874	2.5
Income tax expense	850	1.2	639	0.7	1,469	1.2	1,155	0.7

Net income	$1,971	2.9	$2,659	3.2	$4,675	3.6	$2,719	1.7

Capital expenditures	$749		$2,025		$1,377		$3,215
Depreciation and amortization expense	1,731		1,441		3,269		2,895

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
     Net sales — Net sales for the three months ended June 30, 2005 were $82.9 million compared to $67.4 million for the three months ended June 30, 2004, an increase of $15.5 million or 23.0%. This increase in net sales was due primarily to price increases and volume growth. The pricing increases were driven by the significant increase in raw material prices, particularly copper. There was a 12.3% growth in volume in the three months ended June 30, 2005 compared to the prior period due to increased demand from existing customers, as well as the addition of new customers. Volume changes between comparative periods are measured in total pounds shipped. Product mix in units for this time period was relatively consistent, with the exception of our consumer outlet segments in which there was an increase in sales of products not traditionally sold through the retail channel due to a new customer.
     Gross profit margin — Gross profit margin for the three months ended June 30, 2005 was 14.1% compared to 16.9% for the three months ended June 30, 2004. The decrease in the gross profit margin was due principally to the significant increase in the cost of raw materials, primarily copper, that was not fully passed along to existing customers, and $0.3 million of inefficiencies related to the manufacturing consolidation of certain product lines in two of our facilities. These inefficiencies were reduced from the first quarter of 2005 and we anticipate they will be eliminated by the end of the third quarter of 2005. The decline was offset in part by the additional volume from new customers and some pricing increases.
     Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the three months ended June 30, 2005 was $5.8 million compared to $6.0 million for the three months ended June 30, 2004. The decrease between the two periods was due primarily to accelerated depreciation relating to our corporate offices partially offset by increased selling commissions related to increased sales volume and increases in payments for professional and management services due to our new reporting structure associated with the issuance of our eight-year 9 7/8% Senior Unsecured Notes (the “Notes”).
     Interest expense, net — Interest expense, net, for the three months ended June 30, 2005 was $3.8 million compared to $2.6 million for the three months ended June 30, 2004. The increase in interest expense, net, was due primarily to the additional interest accrued for payment obligations on the Notes and the increase in amortization expense due to the restructuring of our debt in September 2004.
     Other income, net – Other income, net, for the three months ended June 30, 2005 was $1.3 million due to the settlement of our obligation with Copperweld as described in Note 4 to the condensed consolidated financial statements for the six months ended June 30, 2005.
     Income tax expense — Income tax expense, which we incur as a result of the taxable income generated by our wholly owned C corporation subsidiary, was $0.6 million for the three months ended June 30, 2005 compared to $0.8 million for the three months ended June 30, 2004. Income tax expense decreased because of a decline in the taxable income of the subsidiary, which was a result of lower factoring income of our customer accounts receivable.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004
     Net sales — Net sales for the six months ended June 30, 2005 were $157.6 million compared to $130.3 million for the six months ended June 30, 2004, an increase of $27.3 million or 21.0%. This increase in net sales was due primarily to price increases driven by the significant increase in raw material prices, primarily copper. There was an 8.7% growth in volume in 2005 due to increased demand from existing customers, as well as the addition of new customers. Volume changes between comparative periods are measured in total pounds shipped. Product mix in units for this time period was relatively consistent, with the exception of our consumer outlet segments in which there was an increase in sales of products not traditionally sold through the retail channel due to a new customer.
     Gross profit margin — Gross profit margin for the six months ended June 30, 2005 was 13.8% compared to 17.0% for the six months ended June 30, 2004. The decrease in the gross profit margin was due principally to the significant increase in the cost of raw materials, primarily copper and inefficiencies of $0.9 million related to the manufacturing consolidation of certain product lines in two of our facilities in the first half of 2005. The decline was offset in part by the addition of new customers and some pricing increases.
     Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the six months ended June 30, 2005 was $11.7 million compared to $10.8 million for six months ended June 30, 2004. The increase in the first half of 2005 compared to the prior year’s period was due primarily to additional salaries, wages and related benefits associated with normal increases and new hires, increased selling commissions related to increased sales volume, increased advertising and promotional expenses, and increases in payments for professional and management services due to our new reporting structure associated with the issuance of the Notes.
     Interest expense, net — Interest expense, net, for the six months ended June 30, 2005 was $7.5 million compared to $5.1 million for the six months ended June 30, 2004. The increase in interest expense, net, was due primarily to the additional interest accrued for payment obligations on the Notes and the increase in amortization expense due to the restructuring of our debt in September 2004.
     Other income, net – Other income, net, for the six months ended June 30, 2005 was $1.3 million due to the settlement of our obligation with Copperweld.
     Income tax expense — Income tax expense was $1.2 million for the six months ended June 30, 2005 compared to $1.5 million for the six months ended June 30, 2004. Income tax expense decreased because of a decline in the taxable income of our wholly owned C corporation subsidiary, which was a result of lower factoring income of our customer accounts receivable.

Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended June 30,				Six months ended June 30,
	2004		2005		2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Net Sales:
Electrical / Wire and Cable Distributors	$23,416	34.7%	$27,394	33.1%	$45,351	34.8%	$53,693	34.1%
Specialty Distributors and OEMs	34,451	51.1	44,011	53.1	66,417	51.0	82,321	52.2
Consumer Outlets	10,551	15.7	12,599	15.2	20,519	15.7	23,924	15.2
Intercompany eliminations	(990)	(1.5)	(1,139)	(1.4)	(1,957)	(1.5)	(2,312)	(1.5)

Total	$67,428	100.0%	$82,865	100.0%	$130,330	100.0%	$157,626	100.0%

Operating Income:
Electrical / Wire and Cable Distributors	$2,529	10.8%	$3,035	11.1%	$4,769	10.5%	$5,511	10.3%
Specialty Distributors and OEMs	3,501	10.2	3,074	6.9	7,266	10.9	5,783	7.0
Consumer Outlets	578	5.5	595	4.7	714	3.5	630	2.6

Total	6,608		6,704		12,749		11,924
Corporate	(1,130)		(830)		(1,489)		(1,812)

Consolidated operating income	$5,478	8.1%	$5,874	7.1%	$11,260	8.6%	$10,112	6.4%

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the three months ended June 30, 2005 were $27.4 million compared to $23.4 million for the three months ended June 30, 2004, an increase of $4.0 million or 17.1%. This increase was due primarily to selling price increases and increased volume. The pricing increases were a result of increases in the cost of raw material prices. There was an increase in volume of 7.9% due to growth in the industrial and residential construction markets combined with market share gains.
     Operating income for our electrical/wire and cable distributors segment for the three months ended June 30, 2005 was $3.0 million compared to $2.5 million for the three months ended June 30, 2004, an increase of $0.5 million or 20%. This increase was a result of price increases. The decline in operating income as percentage of segment net sales was due to our inability in the short term to secure price increases sufficient to offset raw material cost increases.
Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the three months ended June 30, 2005 were $44.0 million compared to $34.5 million for the three months ended June 30, 2004, an increase of $9.5 million or 27.5%. The increase was due to selling price increases associated with cost increases in raw material prices and increased security/home automation channel sales as a result of the addition of three customers. Additionally, 2005 reflects the revenue from the additions of OEM/government and industrial MRO customers. These increases offset decreases in the irrigation and copper fabrication channels that resulted from market conditions. There was an increase in volume of 19.3% due to the growth in the security/home automation and OEM markets combined with market share gains.

     Operating income for our specialty distributors and OEMs segment for the three months ended June 30, 2005 was $3.1 million compared to $3.5 million for the three months ended June 30, 2004, a decrease of $0.4 million or 11.4%. The decrease was due primarily to our inability in the short term to secure price increases sufficient to offset cost increases in our channels and inefficiencies related to the consolidation of certain product lines in two of our facilities.
Consumer Outlets
     Net sales for our consumer outlets segment for the three months ended June 30, 2005 were $12.6 compared to $10.6 million for the three months ended June 30, 2004, an increase of $2.0 million or 18.9%. The increase in net sales was due primarily to price increases associated with increases in the cost of raw materials. There was an increase in volume of 1.3% due to an increase in our automotive channel as a result of an increase in demand for booster cables. This increase was partially offset by a decrease in volume in our retail channel due to a shift in mix from low value added products, such as extension cords, to high value added products, such as LAN cables.
     Operating income for our consumer outlets segment for the three ended June 30, 2005 was approximately $595,000 compared to approximately $578,000 for the three months ended June 30, 2004, an increase of approximately $17,000 or 2.9%. The increase in operating income was due to the impact of new customers in our retail channel. The decline in operating income as percentage of segment net sales was due to raw material cost increases exceeding the price increases that we could pass on to our customers.
Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004
Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the six months ended June 30, 2005 were $53.7 million compared to $45.4 million for the six months ended June 30, 2004, an increase of $8.3 million or 18.3%. This increase was due primarily to selling price increases as a result of inflationary increases in the cost of raw material prices combined with slight market share gains. There was an increase in volume of 8.2% due to growth in the industrial and residential construction markets combined with market share gains.
     Operating income for our electrical/wire and cable distributors segment for the six months ended June 30, 2005 was $5.5 million compared to $4.8 million for the six months ended June 30, 2004, an increase of $0.7 million or 14.6%. This increase was attributable to price and volume increases. The decline in operating income as percentage of segment net sales was due to our short term inability to secure price increases sufficient to offset raw material cost increases.
Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the six months ended June 30, 2005 were $82.3 million compared to $66.4 million for the six months ended June 30, 2004, an increase of $15.9 million or 23.9%. The increase was due to selling price increases associated with cost increases in raw material prices and increased security/home automation channel sales as a result of the addition of three customers. Additionally, 2005 reflects the revenue from the additions of OEM/government and industrial MRO customers. These increases offset decreases in the HVAC/R, irrigation and copper fabrication channels that resulted from market conditions. There was an increase in volume of 13.2% due to the growth in the security/home automation and OEM markets combined with market share gains.
     Operating income for our specialty distributors and OEMs segment for the six months ended June 30, 2005 was $5.8 million compared to $7.3 million for the six months ended June 30, 2004, a decrease of

$1.5 million or 20.5%. The decrease was due primarily to the inability to secure price increases sufficient to offset cost increases in our HVAC/R and irrigation channels and inefficiencies related to the manufacturing consolidation of certain product lines in two of our facilities during the first six months of 2005.
Consumer Outlets
     Net sales for our consumer outlets segment for the six months ended June 30, 2005 were $23.9 million compared to $20.5 million for the six months ended June 30, 2004, an increase of $3.4 million or 16.6%. The increase in net sales was due primarily to price increases associated with increases in the cost of raw materials. There was a decrease in volume of 2.5% due to a shift in mix from low value added products, such as extension cords, to high value added products, such as LAN cables, in our retail channel.
     Operating income for our consumer outlets segment for the six months ended June 30, 2005 was approximately $630,000 compared to approximately $714,000 for six months ended June 30, 2004, a decrease of approximately $84,000 or 11.8%. The decrease in operating income was due largely to raw material cost increases exceeding the price increases that we could pass on to our customers in the short term.
Liquidity and Capital Resources
Debt
     In the third quarter of 2004, we completed a comprehensive refinancing of our bank debt. The refinancing included the following: (i) the private placement of the Notes, and (ii) a new senior secured revolving credit facility (the “Credit Facility”).
     As of June 30, 2005, we had the following long-term debt (including capital lease obligations) outstanding:

As of
June 30, 2005
(dollars in thousands)
Revolving credit facility	$38,200
Senior notes	120,000
Capital lease obligations	1,671
Other long-term debt	2,061

Total long-term debt	$161,932

     The following discussion of the covenants under our senior secured revolving credit facility and our senior notes is based on our long-term debt as of June 30, 2005 after giving effect to the May 2005 repayment of $5.7 million in capital lease obligations.
Senior Secured Revolving Credit Facility
     The Credit Facility will mature on September 28, 2009 and is an asset-based lending agreement whereby we can receive advances based on the lesser of $75 million or the sum of 85% of eligible accounts receivable and 55% of inventories, with a sublimit for letters of credit of up to $5 million. Interest is payable at the bank’s prime rate plus a range of .25% to 1.25%, or at our option, the London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.75%. The Credit Facility accrued interest at an average rate of 5.10%, and our average borrowed amount was $32.9 million, in the six-month period ended June 30, 2005.
     The Credit Facility is secured by substantially all of our assets, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all of the capital stock of each of our domestic subsidiaries and 65% of the capital stock of each of our foreign subsidiaries. The Credit Facility provides that a change of control under the Credit Facility will occur if either Mr. Yetman ceases to be our Chief Executive Officer or Mr. Burger ceases to be our Chief Financial Officer and in each case a successor acceptable to the agent under the credit facility is not appointed within 180 days. A change of control would constitute an event of default under the Credit Facility, entitling the lenders to declare all obligations due and payable.
     The Credit Facility contains financial covenants, including, but not limited to, a fixed charge coverage ratio and a leverage ratio. In addition, the Credit Facility contains other customary affirmative and negative covenants relating to limitations on dividends and other indebtedness, liens, investments, guarantees, mergers and acquisitions, sales of assets, capital expenditures and leases. The financial covenants:
     • require us to maintain a Leverage Ratio (as defined in the Credit Facility) that does not exceed 6.5 to 1.0 as of the last day of each fiscal quarter,
     • require us to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.1 to 1.0 as of the last day of each fiscal quarter, and
     • prohibit us from making Consolidated Capital Expenditures (as defined in the Credit Facility) in an amount in excess of $5.5 million in 2005 and $6.5 million during each fiscal year thereafter beginning in 2006.
     As of June 30, 2005, our Leverage Ratio was 5.940 to 1.0 and our Fixed Charge Coverage Ratio was 1.281 to 1.0. Our capital expenditures in the six months ended June 30, 2005 were $3.2 million and we do not expect to make Consolidated Capital Expenditures in an amount in excess of the limits in the Credit Facility. As of June 30, 2005, we were in compliance with all of the covenants contained in the Credit Facility.
     As of June 30, 2005, we had outstanding borrowings of $38.2 million under our credit facility and we had $29.2 million of additional borrowing capacity given our borrowing base as of that date. The leverage ratio covenant in the Credit Facility, however, would have effectively limited our additional borrowing capacity as of that date to $15.2 million.
     Our ability to incur additional indebtedness is limited by the covenants contained in our Credit Facility. Under the Credit Facility, we may not incur any liability or indebtedness other than permitted indebtedness, which is defined as:
     • indebtedness with respect to revolving loans, letters of credit or other elements under the Credit Facility,
     • trade payables incurred in the ordinary course of business,
     • purchase money indebtedness incurred to purchase fixed assets, provided that the total of allowed purchase money indebtedness may not exceed $1.0 million at any one time, the purchase money indebtedness when incurred does not exceed the purchase price of the assets financed and no purchase money indebtedness may be refinanced for a principal amount in excess of the principal amount then outstanding,
     • indebtedness under specified types of hedging agreements entered into to manage interest rate, exchange rate or commodity risks,
     • existing indebtedness specifically identified in schedules to the credit facility, and
     • indebtedness relating to the Notes.
     In addition, the Credit Facility prohibits us from entering into operating leases pursuant to which the aggregate payments would exceed $5.0 million per year.
     We are also prohibited by the Credit Facility from:
     • changing or amending any document relating to the subordination, terms of payment or required prepayments of the Notes,
     • making any covenant or events of default in the indenture relating to the Notes more restrictive, and
     • making any prepayment on the Notes, except for scheduled payments required pursuant to the terms of the Notes or the related indenture.
Senior Notes
     The Notes have an aggregate principal amount of $120.0 million, bear interest at a fixed rate of 9.875% and mature in 2012. The Notes are guaranteed by our domestic restricted subsidiaries (as defined in the indenture). The indenture governing the Notes includes a covenant that prohibits us from incurring additional debt (other than certain permitted indebtedness, including but not limited to the maximum availability under the credit facility) unless our Consolidated Fixed Charge Coverage Ratio (as defined in the indenture) is greater than 2.0 to 1.0. As of June 30, 2005, our Consolidated Fixed Charge Coverage Ratio was 1.281 to 1.0. The indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of its assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of June 30, 2005, we were in compliance with all of the covenants contained in the indenture governing the Notes.
Capital Lease Obligation
     In connection with the purchase of the Oswego Wire Incorporated facility (“Oswego”) and certain related equipment, Oswego acquired the rights and assumed the capital lease obligation of Copperweld Corporation (“Copperweld”) under a certain Amended and Restated Sale Agreement (“Sale Agreement”) between Copperweld and the County of Oswego Industrial Development Agency (“IDA”). Terms of the Sale Agreement specified payment of $5.7 million on July 1, 2012. In order to secure payment of the obligation, in 1987, we purchased and placed in a dedicated fund $0.7 million of 8.7% zero coupon bonds issued by the Municipal Authority of Westmoreland County, Pennsylvania, redeemable in the amount of $5.7 million on July 1, 2012.
     On May 16, 2005, Oswego and Copperweld reached a definitive agreement regarding the accelerated payment of the $5.7 million lease obligation due under the Sale Agreement. Oswego sold for $4.4 million the zero coupon bonds and made a cash payment of $3.8 million to Copperweld, in exchange for the complete settlement of Oswego’s obligations under the Amended and Restated Sale Agreement and the conveyance by Copperweld to Oswego all of Copperweld’s right, title and interest in and to the Oswego facility, free and clear of any liens and encumbrances held by Oswego County. These transactions resulted in a recognized gain of $1.3 million related to the sale of the zero coupon bonds, which is included in other income and reduced the carrying value of the Oswego fixed assets by $1.9 million, the amount by which the lease obligation exceeded the amount paid to settle the obligation.
Other
     In addition, we lease various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The total minimum payments under the leases at June 30, 2005 were approximately $2.1 million, including $0.4 million representing interest.
     We have a $1.0 million mortgage on a manufacturing facility requiring monthly payments of $9,432 and bearing interest at 5.75% per annum. The outstanding balance of the loan at June 30, 2005 was $0.4 million.
Current and Future Liquidity
     In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements increase when we experience strong incremental demand for products or significant copper price increases.
     In 2004, our earnings were not sufficient to cover our fixed charges. As a result of our comprehensive refinancing of bank debt in the fall of 2004, we incurred a loss on the early extinguishment of debt and paid special bonuses to management. We used the net proceeds from the new Credit Facility and the issuance of the Notes to cover our fixed charges and to fund our operations, debt service and capital expenditures. In 2002 and 2003, our earnings were sufficient to cover our fixed charges and our cash flow from operations was sufficient to fund our operations, debt service and capital expenditures.
     Our management assesses the future cash needs of our business by considering a number of factors, including:
     • our historical earnings and cash flow performance, taking into account the non-recurring nature of the cash expenses associated with our
        2004 refinancing;
     • management’s assessment of our future working capital needs;
     • our current and projected debt service expenses;
     • management’s planned capital expenditures; and
     • our ability to borrow additional funds under the terms of our credit facility and the Notes.
     Based on the foregoing, we believe that cash flow from operations and borrowings under our senior secured revolving credit facility will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.
     If we experience a deficiency in earnings with respect to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows from operations and borrowings under the credit facility. If cash flow generated from our operations, together with borrowings under our Credit Facility, is not sufficient to fund our operations, debt service and capital expenditures and we need to seek additional sources of capital, the limitations contained in the credit facility and the indenture relating to the Notes on our ability to incur debt could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay development of products or forego acquisition opportunities. It is also possible that we would no longer have the capital necessary to operate our business as a going concern, in which case we would likely be unable to generate income with which to repay our indebtedness, including the Notes.
     Net cash used by operating activities for the six months ended June 30, 2005 was $6.2 million compared to net cash used in operating activities of $11.5 million for the six months ended June 30, 2004. The decrease in net cash used by operating activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 reflects a reduction in accounts receivable due to timing of collections, a reduction of inventories due to a decrease of slow moving inventories and a decrease in the purchase of import inventories, and an increase in cash provided by accounts payable due to timing of payments.
     Net cash used in investing activities was $1.2 million for the six months ended June 30, 2005, which included $3.2 million of capital expenditures. Additionally, other assets were a source of cash due to the sale of a zero coupon bond associated with the satisfaction of the Copperweld debt. Net cash used in investing activities was $1.4 million for the six months ended June 30, 2004, consisting of capital expenditures. We expect capital spending to be approximately $5.5 million for 2005.
     Net cash provided by financing activities for the six months ended June 30, 2005 was $4.1 million, reflecting net revolver borrowings under our credit facility of $8.4 million and the repayment of long-term debt of $4.3 million, consisting primarily of the payment to Copperweld of $3.8 million.
Seasonality
     We have experienced, and expect to continue to experience, certain seasonal trends in net sales and cash flow. Larger amounts of cash are generally required during the second and third quarters of the year to build inventories in anticipation of higher demand during the late fall and early winter months. In general, receivables related to higher sales activities during the late fall and early winter months are collected during the late fourth and early first quarter of the year.
Contractual Obligations
     The following table sets forth information about our contractual obligations and commercial commitments as of June 30, 2005:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)
Current and long-term debt obligations (including interest)	$208,267	$12,456	$37,081	$23,770	$134,960
Capital lease obligations (including interest)	2,101	559	1,429	113	—
Operating lease obligations	11,683	2,776	3,908	1,930	3,069
Purchase obligations	26,693	26,693	—	—	—
     We will be required to make future cash contributions to our defined contribution savings plans. The estimate for these contributions is approximately $0.3 million during 2005. Estimates of cash contributions to be made after 2005 are difficult to determine due to the number of variable factors that impact the calculation of defined contribution savings plans. We will also be required to make interest payments on our revolving debt and variable rate debt. The interest payments to be made on our revolving debt and other variable debt are based on variable interest rates, and the amounts of the borrowings under our revolving credit facility depend upon our working capital requirements.
     Purchase obligations primarily consist of purchase orders and other contractual arrangements for inventory and raw materials.
     We anticipate being able to meet our obligations as they come due.
Off-Balance Sheet Assets and Obligations
     We do not have any off-balance sheet arrangements.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements included elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
     We recognize sales of our products when the products are shipped to customers and title passes to the customer in accordance with the terms of sale. We record customer promotional allowances as a reduction of net sales when the allowance is probable of being granted and the amount is estimable. Our promotional allowances are primarily related to the volumes of purchases by various customer groups during specified time periods. Accordingly, to calculate our ultimate related promotional costs we estimate during each period each customer’s potential for achieving the related purchase volumes based primarily on our sales history with each customer. Subsequent period changes in our estimates have not been material in the prior 3 years.
Allowance for Doubtful Accounts
     We record an allowance for uncollectible accounts to reflect management’s best estimate of losses inherent in our receivables as of the balance sheet date. In calculating the allowance for uncollectible accounts, we consider both the current financial condition of individual customers and historical write-off patterns.
Inventories
     Inventories include material, labor and overhead costs and are recorded at the lower of cost or market on the FIFO basis. In applying FIFO, we evaluate the realizability of our inventory on a product-by-product basis. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value.

Plant and Equipment
     Plant and equipment are carried at cost and are depreciated over their estimated useful lives, ranging from three to 20 years, using principally the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of all long-lived assets is evaluated periodically in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, to determine if adjustment to the depreciation period or the carrying value is warranted.
Goodwill
     SFAS No. 142, Goodwill and Other Intangible Assets, addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, we do not amortize goodwill, but goodwill is subject to our annual impairment testing at December 31. Potential impairment exists if the carrying amount of net assets of an operating segment, including goodwill, is greater than the fair value of net assets of an operating segment. To the extent possible, we identify specific net assets at the operating segment level. Net assets such as inventory, fixed assets and accounts payable are allocated to each operating segment for purposes of recognizing and measuring goodwill impairment. Allocations are based on manufactured cost of goods sold by operating segment. Goodwill was allocated to each operating segment based on the relative fair value of each operating segment. Fair value was based on the income approach using a calculation of discounted estimated future cash flows from our annual long-range planning process. The calculation of impairment loss compares the implied fair value of each operating segment’s goodwill with the carrying value of that goodwill. Various factors, including a deterioration in the future prospects for any of our operating segments or a decision to exit an operating segment, could result in an impairment charges.
Income Taxes
     We are an S corporation for federal and state income tax purposes. Accordingly, the shareholders are responsible for federal and substantially all state income tax liabilities arising out of our operations. Dividends are paid to shareholders at amounts, which approximate the shareholders’ current tax liability arising from their ownership in the company. One of our subsidiaries is a C corporation, and as such, is subject to federal and state income tax. We account for income taxes at the subsidiary in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts. We periodically assess the reliability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state or federal statutory tax audits.
     The Internal Revenue Service is currently examining our 2002 federal income tax returns. Management believes that the ultimate outcome of this examination will not result in a material adverse impact on our consolidated financial position, cash flow or results of operations.
New Accounting Pronouncements
     In December 2004, the FASB issued the revised SFAS No. 123R, Shared-Based Payment. SFAS No. 123R supercedes APB No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. SFAS No. 123R is effective starting with the first annual period beginning after June 15, 2005. We do not expect the adoption of SFAS No. 123R to have a material impact on our consolidated financial position, cash flow or results of operations.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial position, cash flow or results of operations.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for periods beginning after June 15, 2005. We do not expect SFAS No. 153 to have a material impact on our financial position or results of operations.
Cautionary Note Regarding Forward-Looking Statements
     Some of the statements in this report are forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.
     We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors” and elsewhere in our Registration Statement on Form S-4, as amended August 3, 2005 (available at www.sec.gov), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. A copy of the Registration Statement is also available from us upon request. Some of the key factors that could cause actual results to differ from our expectations include:
•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	general economic conditions and changes in the demand for our products by key customers;

•	failure to identify, finance or integrate acquisitions; and

•	other risks and uncertainties, including those described under “Risk Factors.”
     Given these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Our principal market risks are exposure to changes in commodity prices, primarily copper prices, and interest rates on borrowings.
     Commodity Risk. We generally do not enter into arrangements to hedge price fluctuations for copper or other commodities used in the manufacture of our products, although we have done so from time to time in connection with specific transactions, primarily in our consumer outlets segment. The terms of these hedging arrangements generally have been consistent with the terms of the underlying transaction they are designed to hedge and have a term of less than one year. We did not have any outstanding commodity hedging arrangements at June 30, 2005.
     Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. The interest rate on our existing credit facility is based on either the lenders’ prime rate or LIBOR. Borrowings under our new senior secured revolving credit facility will also bear interest at a floating rate. Based on an assumed $38.2 million of borrowings outstanding under our new credit facility, a one percentage point change in LIBOR would change our annual interest expense by approximately $0.4 million.
ITEM 4. Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(b) and 15d-15(e)), as of June 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION
ITEM 1. Legal Proceedings
     We are involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. We believe that none of the routine litigation that we now face, individually or in the aggregate, will have a material effect on consolidated financial position, cash flow or results of operations. We maintain insurance coverage for litigation that arises in the ordinary course of our business and believe such coverage is adequate.
ITEM 6. Exhibits

Exhibit No.	Description
1.1	Purchase Agreement dated September 21, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

3.1	Certificate of Incorporation of Coleman Cable, Inc., incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

3.2	By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

4.1	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

4.2	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

10.1	Credit Agreement dated as of September 28, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, ING Capital LLC and National City Business Credit, Inc., as Syndication Agents, and PNC Bank, National Association and Associated Bank, National Association, as Documentation Agents, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

10.2	First Amendment and Waiver to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

10.3	Second Amendment to Credit Agreement dated as of September 30, 2005 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the

Exhibit No.	Description
Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

10.4	Consulting Agreement dated as of October 1, 2004 by and between Coleman Cable, Inc. and David Bistricer, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

10.5	Consulting Agreement dated as of October 1, 2004 by and between Coleman Cable, Inc. and Nachum Stein, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC. (Registrant)

Date: August 15, 2005	By

/s/ G. Gary Yetman

Chief Executive Officer and President

Date: August 15, 2005	By

/s/ Richard N. Burger

Chief Financial Officer, Executive
Vice President, Secretary and Treasurer