Form 10-Q
period 2005-09-30
Coleman Cable, Inc.
filed 2005-11-14
CIK 1323653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 333-124334

COLEMAN CABLE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4410887
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
1530 Shields Drive, Waukegan, Illinois 60085
(Address of Principal Executive Offices)
Registrant’s Telephone Number, including Area Code (847) 672-2300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes     ☐  No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☑  No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☑  No
Common shares outstanding September 30, 2005      40,784

PART I.
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
NET SALES	$75,804	$93,625	$206,134	$251,251
COST OF GOODS SOLD	63,560	80,287	171,777	216,063

GROSS PROFIT	12,244	13,338	34,357	35,188

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	9,578	6,487	20,429	18,230

OPERATING INCOME	2,666	6,851	13,928	16,958

INTEREST EXPENSE, NET	2,449	3,948	7,567	11,445
LOSS ON EARLY EXTINGUISHMENT OF DEBT	13,923	—	13,923
OTHER INCOME, NET	—	—	—	(1,264)

INCOME (LOSS) BEFORE INCOME TAXES	(13,706)	2,903	(7,562)	6,777

INCOME TAX EXPENSE	1,047	816	2,516	1,971

NET INCOME (LOSS)	$(14,753)	$2,087	$(10,078)	$4,806

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars in thousands)

	December 31,	September 30,	September 30,
	2004	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,034	$1,655	$69
Accounts receivable, less allowance for uncollectible accounts of $1,655, $1,722 and $1,905, respectively	48,613	50,153	61,867
Inventories, net	50,134	52,045	68,161
Prepaid expenses and other current assets	1,402	2,233	2,879

Total current assets	101,183	106,086	132,976

PROPERTY, PLANT AND EQUIPMENT:
Land	579	579	579
Buildings and leasehold improvements	8,024	8,024	7,733
Machinery, fixtures and equipment	41,440	41,113	43,853

	50,043	49,716	52,165
Less accumulated depreciation and amortization	(26,658)	(25,451)	(27,699)
Construction in progress	2,216	1,313	1,175

Property, plant and equipment, net	25,601	25,578	25,641

GOODWILL AND INTELLECTUAL PROPERTY, NET	60,663	60,667	60,654
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	9,609	9,613	5,824

TOTAL ASSETS	$197,056	$201,944	$225,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,430	$5,940	$3,364
Accounts payable	19,975	33,336	37,911
Accrued liabilities	14,664	11,433	16,886
Deferred income taxes	358	508	517

Total current liabilities	38,427	51,217	58,678

LONG-TERM DEBT	156,297	149,538	159,292
DEFERRED INCOME TAXES	132	—	119
SHAREHOLDERS’ EQUITY:
Common stock, par $.001; 100,000 shares authorized and 40,784 issued and outstanding	—	—	—
Additional paid-in capital	25,559	25,559	25,559
Accumulated deficit	(23,359)	(24,370)	(18,553)

Total shareholders’ equity	2,200	1,189	7,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$197,056	$201,944	$225,095

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2004	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,078)	$4,806
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	4,648	4,346
Noncash interest expense	1,104	—
Stock compensation	1,648	—
Loss on early extinguishment of debt	13,923	—
Noncash interest income	(183)	(110)
Deferred tax provision	—	146
(Gain) loss on disposal of fixed assets — net	(12)	5
Gain on sale of investment — net	—	(1,264)
Changes in operating assets and liabilities:
Accounts receivable	(12,849)	(13,254)
Inventories	(15,892)	(18,027)
Prepaid expenses and other assets	(1,337)	(1,398)
Accounts payable	10,954	17,936
Accrued and other long-term liabilities	1,465	2,222

Net cash flow from operating activities	(6,609)	(4,592)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,476)	(5,559)
Proceeds from sale of fixed assets	12	—
Proceeds from sale of investment	—	4,379

Net cash flow from investing activities	(3,464)	(1,180)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	43,325	9,320
Repayment of extinguished debt	(124,601)	(3,822)
Issuance of senior notes, net of issuance costs	113,562	—
Repayment of long-term debt	(3,451)	(725)
Borrowings of long-term debt	644	34
Repurchase of warrants	(3,000)	—
Dividends paid to shareholders	(14,800)	—

Net cash flow from financing activities	11,679	4,807

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,606	(965)

CASH AND CASH EQUIVALENTS — Beginning of period	49	1,034

CASH AND CASH EQUIVALENTS — End of period	$1,655	$69

NONCASH ACTIVITY
Reduction in carrying value of Oswego fixed assets	—	$1,878

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
1.	BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheets for September 30, 2004 and September 30, 2005, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2005, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2005 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4, as amended on August 3, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.	INVENTORIES

Inventories — net consisted of the following:

	December 31, 2004	September 30, 2004	September 30, 2005
FIFO cost:
Raw materials	$13,158	$12,622	$17,189
Work in progress	3,468	2,661	4,609
Finished products	33,508	36,762	46,363

Total	$50,134	$52,045	$68,161

3.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2004	September 30, 2004	September 30, 2005
Salaries, wages and employee benefits	$4,364	$4,014	$3,198
Sales incentives	4,604	4,144	5,470
Interest	3,186	132	6,076
Other	2,510	3,143	2,142

Total	$14,664	$11,433	$16,886

4.	DEBT

	December 31, 2004	September 30, 2004	September 30, 2005
Revolving credit facility	$29,820	$25,338	$39,140
Senior notes	120,000	120,000	120,000
Capital lease obligations	7,593	7,698	1,579
Other long-term debt, annual interest rates up to 11.3%, payable through 2019	2,314	2,442	1,937

	159,727	155,478	162,656
Less current portion	(3,430)	(5,940)	(3,364)

Total long-term debt	$156,297	$149,538	$159,292

In the third quarter of 2004, the Company completed a comprehensive refinancing of its bank debt. The refinancing included the following: (i) the private placement of 8-year senior unsecured notes (the “Notes”) and (ii) a new senior secured revolving credit facility (the “Revolving Credit Facility”). The Notes were issued in the amount of $120,000, bear interest at a fixed rate of 9.875% and mature in 2012. In connection with the refinancing, the Company incurred fees and expenses totaling $6,608, which are included in “Deferred debt issuance costs, net and other assets” in the accompanying condensed consolidated balance sheets. The applicable fees and expenses are amortized over the respective lives of the Revolving Credit Facility and the Notes on a straight-line basis over 5 and 8 years, respectively. Amortization was $234 and $701 for the three and nine months ended September 30, 2005, respectively. Accumulated amortization was $935 as of September 30, 2005.

The indenture governing the Company’s Notes contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of its assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of September 30, 2005, the Company was in compliance with all of the covenants contained in the indenture.

The Revolving Credit Facility will mature on September 28, 2009 and is an asset-based lending agreement whereby the Company can receive advances based on the lesser of $75,000 or the sum of 85% of eligible accounts receivable and 55% of inventories. The Revolving Credit Facility contains a $5,000 limit for letters of credit, with outstanding letters of credit reducing the total amount available for borrowing under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the Company’s assets, including accounts receivable, inventory and any other tangible and intangible assets. Interest is payable at the bank’s prime rate plus a range of .25% to 1.25%, or at the option of the Company, LIBOR plus 1.75% to 2.75%. The Company classifies the portion of the Revolving Credit Facility that is expected to be repaid within the next year as a current liability. The Revolving Credit Facility accrued interest at an average rate of 6.04% and 5.41%, and the Company’s average borrowed amount was $39,523 and $35,132, in the three and nine month periods ended September 30, 2005, respectively, none of which was against the limit for letters of credit. As of September 30, 2005 the Company had $35,860 of additional borrowing capacity. The leverage ratio in the Revolving Credit Facility, however, would have effectively limited the Company’s additional borrowing capacity to $21,950.

The Revolving Credit Facility contains more restrictive covenants than the indenture governing the Notes, which consist of certain financial covenants, including, but not limited to, a fixed charge coverage ratio and a leverage ratio. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants relating to limitations on dividends and other indebtedness, liens, investments, guarantees, mergers and acquisitions, sales of assets, capital expenditures and leases. On November 2, 2005, the Company entered into an amendment to the Revolving Credit Facility with the lenders that removed the capital expenditures restriction originally contained in the Revolving Credit Facility since capital expenditures are effectively limited by the Fixed Charge Coverage Ratio. The Company was in compliance at September 30, 2005 with all continuing covenants.

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

The Company’s former revolving credit facility had a weighted average interest rate on borrowings of 3.99% and 4.06% and a weighted average borrowing amount of $45,823 and $42,346 for the three and nine months ended September 30, 2004, respectively.

The Term A and Term B loans had a weighted average interest rate on borrowings of 4.24% and 4.31% and a weighted average borrowing amount of $30,248 and $31,267 for the three and nine months ended September 30, 2004, respectively.

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

On May 16, 2005, Oswego and Copperweld reached a definitive agreement regarding the accelerated payment of the $5,700 lease obligation due under the Sale Agreement. Oswego sold the zero coupon bonds for $4,379 and made a cash payment of $3,822 to Copperweld, in exchange for complete settlement of Oswego’s obligations under the Amended and Restated Sale Agreement and the conveyance by Copperweld to Oswego of all of Copperweld’s right, title and interest in and to the Oswego facility, free and clear of any liens and encumbrances held by Oswego County. The Company recognized a gain of $1,264 related to the sale of the zero coupon bonds, which is included in “Other income” and reduced the carrying value of the Oswego fixed assets by $1,878, the amount by which the lease obligation exceeded the amount paid to settle the obligation.

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases certain of its buildings, machinery and equipment under operating lease agreements that expire at various dates over the next ten years. Rent expense for all operating leases for the three months ended September 30, 2004 and September 30, 2005 was $762 and $784, respectively. Rent expense for the nine months ended September 30, 2004 and September 30, 2005 was $2,158 and $2,320, respectively.

Capital Leases — The Company leases various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives.

Obligations under capital leases are included with debt in the accompanying consolidated balance sheets.

Legal Proceedings — The Company is a party to various environmental and other claims and lawsuits that have arisen in the ordinary course of business. Estimates of related costs and losses have been accrued in the financial statements. In determining these accruals, the Company does not discount environmental or legal accruals and does not reduce them by anticipated insurance recoveries. The Company believes that its accruals related to environmental, litigation and other claims are sufficient and that, based on the information currently available, these items and the Company’s rights to available insurance and indemnity will be resolved without material adverse effect on the Company’s consolidated financial position, cash flow or results of operations. There can be no assurance, however, that this will be the case.

6.	MANAGEMENT FEES

Two of the Company’s shareholders have consulting arrangements with the Company whereby, in addition to their service as directors of the Company, they provide advice and counsel on business planning and strategy, including advice on potential acquisitions. Pursuant to these arrangements, and for their service as directors, the Company paid each eligible individual $63 for the three months ended September 30, 2005, and paid each eligible individual $37 and $188 for nine months ended September 30, 2004 and September 30, 2005, respectively.

7.	BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments: Electrical/Wire and Cable Distributors, Specialty Distributors and OEMs, and Consumer Outlets. These segment classifications are based on an aggregation of customer groupings and distribution channels because this is the way our chief operating decision maker evaluates the results of each operating segment.

The Company has aggregated operating segments into three reportable business segments in accordance with the criteria defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company’s operating segments have common production processes and manufacturing capacity. Accordingly, the Company does not identify or allocate its net assets to its operating segments. Depreciation expense is not allocated to segments but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through the Company’s numerous manufacturing work centers. Accordingly, as products are sold across multiple segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each operating segment.

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

Financial data for our business segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net Sales:
Electrical / Wire and Cable Distributors	$25,638	$30,621	$70,989	$84,314
Specialty Distributors and OEMs	35,311	46,757	101,728	129,078
Consumer Outlets	15,967	17,335	36,486	41,259
Intercompany eliminations	(1,112)	(1,088)	(3,069)	(3,400)

Total	$75,804	$93,625	$206,134	$251,251

Operating Income:
Electrical / Wire and Cable Distributors	2,385	3,448	7,150	8,955
Specialty Distributors and OEMs	3,175	3,126	10,444	8,908
Consumer Outlets	1,118	1,333	1,834	1,964

Total	6,678	7,907	19,428	19,827
Corporate	(4,012)	(1,056)	(5,500)	(2,869)

Consolidated operating income	$2,666	$6,851	$13,928	$16,958

8.	RELATED PARTIES

In July of 2004, the Company entered into an operating lease for the corporate office located at in Waukegan, Illinois (the ‘‘Corporate Office”) with a third party lessor. The lease was negotiated at the then prevailing market terms. In 2005, substantially all of the shareholders of the Company contributed cash equity to form HQ2 Properties, LLC (‘‘HQ2”), which then purchased the Corporate Office in August 2005. HQ2 assumed the existing lease on the same terms from the previous lessor, with the exception of the lease term, which was extended from 2014 to 2015. Rent expense paid to HQ2 for the three months ended September 30, 2005 was $57.

9.	INVENTORY THEFT

During the quarter ended September 30, 2005, the Company experienced a theft of inventory as a result of break-ins at the manufacturing facility located in Miami Lakes, Florida. The Company believes it will recover the amount of the loss, net of deductibles, under its insurance policy. As a result of the loss, the value of inventory was reduced by $1,280 and an insurance receivable was recorded and is included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheet.

10.	SUPPLEMENTAL GUARANTOR INFORMATION

The payment obligations of the Company under the Notes and the Revolving Credit Facility (see Note 4) are guaranteed by the Company’s wholly owned subsidiaries. Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Coleman Cable, Inc. (the “Parent”) and the Company’s material guarantor subsidiaries — CCI Enterprises, Inc., Oswego Wire Incorporated and CCI International (the “Guarantor Subsidiaries”).

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$70,542	$12,696	$(7,434)	$75,804
COST OF GOODS SOLD	60,357	3,203	—	63,560

GROSS PROFIT	10,185	9,493	(7,434)	12,244

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	10,701	6,311	(7,434)	9,578

OPERATING INCOME	(516)	3,182	—	2,666

INTEREST EXPENSE, NET	2,380	69	—	2,449
LOSS ON EARLY EXTINGUISHMENT OF DEBT	13,923	—	—	13,923

INCOME (LOSS) BEFORE INCOME TAXES	(16,819)	3,113	—	(13,706)

INCOME TAX EXPENSE	(1)	1,048	—	1,047
INCOME FROM GUARANTOR SUBSIDIARIES	2,065	—	(2,065)	—

NET INCOME (LOSS)	$(14,753)	$2,065	$(2,065)	$(14,753)

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$87,376	$9,049	$(2,800)	$93,625

COST OF GOODS SOLD	76,602	3,685	—	80,287

GROSS PROFIT	10,774	5,364	(2,800)	13,338

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	6,023	3,264	(2,800)	6,487

OPERATING INCOME	4,751	2,100	—	6,851

INTEREST EXPENSE, NET	3,832	116	—	3,948

INCOME BEFORE INCOME TAXES	919	1,984	—	2,903

INCOME TAX EXPENSE	65	751	—	816
INCOME FROM GUARANTOR SUBSIDIARIES	1,233	—	(1,233)	—

NET INCOME	$2,087	$1,233	$(1,233)	$2,087

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$190,813	$28,283	$(12,962)	$206,134

COST OF GOODS SOLD	162,420	9,357	—	171,777

GROSS PROFIT	28,393	18,926	(12,962)	34,357

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	21,817	11,574	(12,962)	20,429

OPERATING INCOME	6,576	7,352	—	13,928

INTEREST EXPENSE, NET	7,311	256	—	7,567
LOSS ON EARLY EXTINGUISHMENT OF DEBT	13,923	—	—	13,923

INCOME (LOSS) BEFORE INCOME TAXES	(14,658)	7,096	—	(7,562)

INCOME TAX EXPENSE	145	2,371	—	2,516
INCOME FROM GUARANTOR SUBSIDIARIES	4,725	—	(4,725)	—

NET INCOME (LOSS)	$(10,078)	$4,725	$(4,725)	$(10,078)

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$233,422	$25,505	$(7,676)	$251,251

COST OF GOODS SOLD	205,284	10,779	—	216,063

GROSS PROFIT	28,138	14,726	(7,676)	35,188

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	16,826	9,080	(7,676)	18,230

OPERATING INCOME	11,312	5,646	—	16,958

INTEREST EXPENSE, NET	11,142	303	—	11,445
OTHER INCOME, NET	—	(1,264)	—	(1,264)

INCOME BEFORE INCOME TAXES	170	6,607	—	6,777

INCOME TAX EXPENSE	98	1,873	—	1,971
INCOME FROM GUARANTOR SUBSIDIARIES	4,734	—	(4,734)	—

NET INCOME	$4,806	$4,734	$(4,734)	$4,806

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,024	$10	$—	$1,034
Accounts receivable — net of allowances	—	48,613	—	48,613
Intercompany receivable	34,389	—	(34,389)	—
Inventories, net	47,203	2,931	—	50,134
Prepaid expenses and other current assets	3,005	697	(2,300)	1,402

Total current assets	85,621	52,251	(36,689)	101,183

PROPERTY, PLANT AND EQUIPMENT, NET	16,785	8,816	—	25,601
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,522	141	—	60,663
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	6,601	3,008	—	9,609
INVESTMENT IN SUBSIDIARIES	15,226	—	(15,226)	—

TOTAL ASSETS	$184,755	$64,216	$(51,915)	$197,056

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,907	$523	$—	$3,430
Accounts payable	19,264	711	—	19,975
Intercompany payable	—	34,389	(34,389)	—
Accrued liabilities	11,700	5,264	(2,300)	14,664
Deferred income taxes	—	358	—	358

Total current liabilities	$33,871	$41,245	$(36,689)	$38,427

LONG-TERM DEBT	148,684	7,613	—	156,297
DEFERRED INCOME TAXES	—	132	—	132

SHAREHOLDERS’ EQUITY:
Additional paid-in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(23,359)	15,225	(15,225)	(23,359)

Total shareholders’ equity	2,200	15,226	(15,226)	2,200

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$184,755	$64,216	$(51,915)	$197,056

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,645	$10	$—	$1,655
Accounts receivable — net of allowances	—	50,153	—	50,153
Intercompany receivable	40,689	1,088	(41,777)	—
Inventories, net	50,374	1,671	—	52,045
Prepaid expenses and other current assets	907	3,960	(2,634)	2,233

Total current assets	93,615	56,882	(44,411)	106,086

PROPERTY, PLANT AND EQUIPMENT, NET	16,512	9,066	—	25,578
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,526	141	—	60,667
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	6,666	2,947	—	9,613
INVESTMENT IN SUBSIDIARIES	13,979	—	(13,979)	—

TOTAL ASSETS	$191,298	$69,036	$(58,390)	$201,944

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$5,416	$524	$—	$5,940
Accounts payable	32,433	903	—	33,336
Intercompany payable	—	41,777	(41,777)	—
Accrued liabilities	10,467	3,600	(2,634)	11,433
Deferred income taxes	—	508	—	508

Total current liabilities	$48,316	$47,312	$(44,411)	$51,217

LONG-TERM DEBT	141,793	7,745	—	149,538
DEFERRED INCOME TAXES	—	—	—	—

SHAREHOLDERS’ EQUITY:
Additional paid-in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(24,370)	13,978	(13,978)	(24,370)

Total shareholders’ equity	1,189	13,979	(13,979)	1,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$191,298	$69,036	$(58,390)	$201,944

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39	$30	$—	$69
Accounts receivable — net of allowances	—	61,867	—	61,867
Intercompany receivable	41,923	1,245	(43,168)	—
Inventories, net	66,152	2,009	—	68,161
Prepaid expenses and other current assets	5,471	708	(3,300)	2,879

Total current assets	113,585	65,859	(46,468)	132,976

PROPERTY, PLANT AND EQUIPMENT, NET	19,162	6,479	—	25,641
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,513	141	—	60,654
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,821	3	—	5,824
INVESTMENT IN SUBSIDIARIES	19,960	—	(19,960)	—

TOTAL ASSETS	$219,041	$72,482	$(66,428)	$225,095

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,821	$543	$—	$3,364
Accounts payable	36,883	1,028	—	37,911
Intercompany payable	—	43,168	(43,168)	—
Accrued liabilities	14,567	5,619	(3,300)	16,886
Deferred income taxes	—	517	—	517

Total current liabilities	54,271	50,875	(46,468)	58,678

LONG-TERM DEBT	157,764	1,528	—	159,292
DEFERRED INCOME TAXES	—	119	—	119

SHAREHOLDERS’ EQUITY:
Additional paid-in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(18,553)	19,959	(19,959)	(18,553)

Total shareholders’ equity	7,006	19,960	(19,960)	7,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$219,041	$72,482	$(66,428)	$225,095

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,078)	$4,725	$(4,725)	$(10,078)
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	4,023	625	—	4,648
Noncash interest expense	1,104	—	—	1,104
Stock compensation	1,648	—	—	1,648
Loss on early extinguishment of debt	13,923	—	—	13,923
Noncash interest income	—	(183)	—	(183)
Gain on disposal of fixed assets-net	(12)	—	—	(12)
Equity in consolidated subsidiaries	(4,725)	—	4,725	—
Changes in operating assets and liabilities:
Accounts receivable	—	(12,849)	—	(12,849)
Inventories	(16,287)	395	—	(15,892)
Prepaid expenses and other assets	1,716	(3,487)	434	(1,337)
Accounts payable	10,696	258	—	10,954
Intercompany accounts	(13,064)	13,064	—	—
Accrued and other long-term liabilities	3,440	(1,541)	(434)	1,465

Net cash flow from operating activities	(7,616)	1,007	—	(6,609)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,373)	(1,103)	—	(3,476)
Proceeds from the sale of fixed assets	12	—	—	12

Net cash flow from investing activities	(2,361)	(1,103)	—	(3,464)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facility	43,325	—	—	43,325
Repayment of extinguished debt	(124,601)	—	—	(124,601)
Issuance of senior notes, net of issuance costs	113,562	—	—	113,562
Repayment of long-term debt	(2,903)	(548)	—	(3,451)
Borrowings of long-term debt	—	644	—	644
Repurchase of warrants	(3,000)	—	—	(3,000)
Dividends paid to shareholders	(14,800)	—	—	(14,800)

Net cash flow from financing activities	11,583	96	—	11,679

INCREASE IN CASH AND CASH EQUIVALENTS	1,606	—	—	1,606

CASH AND CASH EQUIVALENTS — Beginning of period	39	10	—	49

CASH AND CASH EQUIVALENTS — End of period	$1,645	$10	$—	$1,655

COLEMAN CABLE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4,806	$4,734	$(4,734)	$4,806
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	3,636	710	—	4,346
Noncash interest income	—	(110)	—	(110)
Deferred tax provision	—	146	—	146
Loss on disposal of fixed assets -net	5	—	—	5
Gain on sale of investment — net	—	(1,264)	—	(1,264)
Equity in consolidated subsidiaries	(4,734)	—	4,734	—
Changes in operating assets and liabilities:
Accounts receivable	—	(13,254)	—	(13,254)
Inventories	(18,949)	922	—	(18,027)
Prepaid expenses and other assets	(2,388)	(10)	1,000	(1,398)
Accounts payable	17,619	317	—	17,936
Intercompany accounts	(7,534)	7,534	—	—
Accrued and other long-term liabilities	2,867	355	(1,000)	2,222

Net cash flow from operating activities	(4,672)	80	—	(4,592)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,308)	(251)	—	(5,559)
Proceeds from sale of investment	—	4,379	—	4,379

Net cash flow from investing activities	(5,308)	4,128	—	(1,180)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facility	9,320	—	—	9,320
Repayment of extinguished debt	—	(3,822)	—	(3,822)
Repayment of long-term debt	(325)	(400)	—	(725)
Borrowings of long-term debt	—	34	—	34

Net cash flow from financing activities	8,995	(4,188)	—	4,807

DECREASE IN CASH AND CASH EQUIVALENTS	(985)	20	—	(965)

CASH AND CASH EQUIVALENTS — Beginning of period	1,024	10	—	1,034

CASH AND CASH EQUIVALENTS — End of period	$39	$30	$—	$69

NONCASH ACTIVITY
Reduction in carrying value of Oswego fixed assets	—	1,878	—	1,878

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
     The price of copper is particularly volatile and can affect our net sales and profitability. The daily selling price of copper cathode on the COMEX averaged $1.70 per pound during the three months ended September 30, 2005, up 31.8% from the three months ended September 30, 2004. The daily selling price of copper cathode on the COMEX averaged $1.57 per pound during the nine months ended September 30, 2005, up 25.6% from the nine months ended September 30, 2004. The average copper price on the COMEX was $1.90 for the month of October 2005. We purchase copper pursuant to supply agreements that average one to two years in duration. These agreements do not impose minimum purchase requirements on us or insulate us from price fluctuations. We generally attempt to pass along to our customers changes in the prices of copper and other raw materials. Our ability to pass along price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. Our specialty distributors and OEMs segment offers a number of products that are particularly sensitive to fluctuations in copper prices. Other factors affecting product pricing include the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.
     From time to time, we consider acquisition opportunities that could materially increase the size of our business operations.
Business Segment Information
     We have three business segments: (i) electrical/wire and cable distributors; (ii) specialty distributors and OEMs; and (iii) consumer outlets. These segment classifications are based upon an aggregation of customer groupings and distribution channels because this is how we manage and evaluate our business. We sell virtually all of our products across each of our three segments, except that we sell our fabricated bare wire products only in our specialty distributors and OEMs segment. For the nine months ended September 30, 2005, the electrical/wire and cable distributors segment, the specialty distributors and OEMs segment, and the consumer outlets segment represented approximately 33.6%, 51.4% and 16.4% of our net sales, respectively. Our consumer outlets segment, which is our smallest in terms of net sales, accounts for an even smaller percentage of our profitability because of increased competition from foreign suppliers and the delays we may encounter in passing along copper price increases to large retailers. To remain competitive, we are purchasing more labor intensive products from foreign sources for this segment. Our segment information presented below includes a separate line for corporate adjustments, which consist of items not allocated to a particular business segment, including costs for employee relocation, discretionary bonuses, and professional fees, restructuring expenses, management fees and intangible amortization. The period-to-period comparisons set forth in this section include information about our three segments.
Consolidated Results of Operations
     The following table sets forth, for the periods indicated, the consolidated statements of operations data in thousands of dollars and as a percentage of net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2005		2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$75,804	100.0%	$93,625	100.0%	$206,134	100.0%	$251,251	100.0%
Gross profit	12,244	16.2	13,338	14.2	34,357	16.7	35,188	14.0
Selling, engineering, general and administrative expenses	9,578	12.6	6,487	6.9	20,429	9.9	18,230	7.3

Operating income	2,666	3.5	6,851	7.3	13,928	6.8	16,958	6.7
Interest expense, net	2,449	3.2	3,948	4.2	7,567	3.7	11,445	4.6
Loss on early extinguishment of debt	13,923	18.4	—	0.0	13,923	6.8	—	0.0
Other income, net	—	0.0	—	0.0	—	0.0	(1,264)	(0.5)

Income (loss) before income taxes	(13,706)	(18.1)	2,903	3.1	(7,562)	(3.7)	6,777	2.7
Income tax expense	1,047	1.4	816	0.9	2,516	1.2	1,971	0.8

Net income (loss)	$(14,753)	(19.5)	$2,087	2.2	$(10,078)	(4.9)	$4,806	1.9

Capital expenditures	$2,099		$2,344		$3,476		$5,559
Depreciation and amortization expense	1,379		1,450		4,648		4,346

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004
     Net sales — Net sales for the three months ended September 30, 2005 were $93.6 million compared to $75.8 million for the three months ended September 30, 2004, an increase of $17.8 or 23.5%. This increase in net sales was due primarily to price increases and volume growth. The pricing increases were driven by the significant increase in raw material prices, particularly copper. There was a 7.5% growth in volume in the three months ended September 30, 2005 compared to the prior period due to increased demand from existing customers, as well as the addition of new customers. Volume changes between comparative periods are measured in total pounds shipped. Product mix in units for this time period was relatively consistent, with the exception of our consumer outlets segment in which there was an increase in sales of products not traditionally sold through the retail channel due to a new customer and a change in manufacturing process in our automotive channel.
     Gross profit margin — Gross profit margin for the three months ended September 30, 2005 was 14.2% compared to 16.2% for the three months ended September 30, 2004. The decrease in the gross profit margin was due principally to the significant increase in the cost of raw materials, primarily copper, that was not fully passed along to existing customers, and $1.3 million of inefficiencies related to the manufacturing consolidation of certain product lines in two of our facilities. We had previously anticipated that these inefficiencies would be eliminated by the end of the third quarter of 2005. We are, however, continuing to address these inefficiencies and now anticipate their reduction in the fourth quarter and elimination in 2006. The decline was partially offset by the additional volume from new customers and some pricing increases.
     Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the three months ended September 30, 2005 was $6.5 million compared to $9.6 million for the three months ended September 30, 2004. The decrease between the two periods was due primarily to special bonuses paid in the three months ended September 30, 2004 that related to the issuance of our eight-year 9 7/8% Senior Unsecured Notes (the “Notes”).
     Interest expense, net — Interest expense, net, for the three months ended September 30, 2005 was $3.9 million compared to $2.4 million for the three months ended September 30, 2004. The increase in interest expense, net, was due primarily to the additional interest accrued for payment obligations on the Notes and the increase in amortization expense due to the restructuring of our debt in September 2004.
     Income tax expense — Income tax expense, which we incur as a result of the taxable income generated by our wholly owned C corporation subsidiary, was $0.8 million for the three months ended September 30, 2005 compared to $1.0 million for the three months ended September 30, 2004. Income tax expense decreased because of a decline in the taxable income of the subsidiary, which was a result of lower shared services income.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004
     Net sales — Net sales for the nine months ended September 30, 2005 were $251.3 million compared to $206.1 million for the nine months ended September 30, 2004, an increase of $45.2 million or 21.9%. This increase in net sales was due primarily to price increases driven by the significant increase in raw material prices, primarily copper. There was an 8.3% growth in volume in 2005 due to increased demand from existing customers, as well as the addition of new customers. Volume changes between comparative periods are measured in total pounds shipped. Product mix in volume for this time period was relatively consistent, with the exception of our consumer outlets segment in which there was an increase in sales of products not traditionally sold through the retail channel due to a new customer and a change in manufacturing process in our automotive channel.
     Gross profit margin — Gross profit margin for the nine months ended September 30, 2005 was 14.0% compared to 16.7% for the nine months ended September 30, 2004. The decrease in the gross profit margin was due principally to the significant increase in the cost of raw materials, primarily copper, that was not fully passed along to existing customers, and inefficiencies of $2.2 million related to the manufacturing consolidation of certain product lines in two of our facilities in the first nine months of 2005. The decline was offset in part by the addition of new customers and some pricing increases.
     Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the nine months ended September 30, 2005 was $18.2 million compared to $20.4 million for nine months ended September 30, 2004. The decrease was due primarily to the payment of special bonuses in 2004 in connection with the issuance of the Notes. This was partially offset by increased selling commissions related to increased sales volume, and increases in payments for professional and management services due to our new reporting structure associated with the issuance of the Notes.
     Interest expense, net and loss on early extinguishment of debt — Interest expense, net and loss on early extinguishment of debt for the nine months ended September 30, 2005 was $11.4 million compared to $21.5 million for the nine months ended September 30, 2004. This decrease was due primarily to the payment of make-whole premiums and other costs in connection with our 2004 debt refinancing partially offset by increases due primarily to the additional interest accrued for payment obligations on the Notes and the increase in amortization expense due to the restructuring of our debt in September 2004.
     Other income, net — Other income, net, for the nine months ended September 30, 2005 was $1.3 million due to the settlement of our obligation with Copperweld that occurred in the second quarter.
     Income tax expense — Income tax expense was $2.0 million for the nine months ended September 30, 2005 compared to $2.5 million for the nine months ended September 30, 2004. Income tax expense decreased because of a decline in the taxable income of our wholly owned C corporation subsidiary, which was a result of lower shared services income.

Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended September 30,				Nine months ended September 30,
	2004		2005		2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%

Net Sales:
Electrical / Wire and Cable Distributors	$25,638	33.8%	$30,621	32.7%	$70,989	34.4%	$84,314	33.6%
Specialty Distributors and OEMs	35,311	46.6	46,757	49.9	101,728	49.4	129,078	51.4
Consumer Outlets	15,967	21.1	17,335	18.5	36,486	17.7	41,259	16.4
Intercompany eliminations	(1,112)	(1.5)	(1,088)	(1.1)	(3,069)	(1.5)	(3,400)	(1.4)

Total	$75,804	100.0%	$93,625	100.0%	$206,134	100.0%	$251,251	100.0%

Operating Income:
Electrical / Wire and Cable Distributors	$2,385	9.3%	$3,448	11.3%	$7,150	10.1%	$8,955	10.6%
Specialty Distributors and OEMs	3,175	9.0	3,126	6.7	10,444	10.3	8,908	6.9
Consumer Outlets	1,118	7.0	1,333	7.7	1,834	5.0	1,964	4.8

Total	6,678		7,907		19,428		19,827
Corporate	(4,012)		(1,056)		(5,500)		(2,869)

Consolidated operating income	$2,666	3.5%	$6,851	7.3%	$13,928	6.8%	$16,958	6.7%

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004
Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the three months ended September 30, 2005 were $30.6 million compared to $25.6 million for the three months ended September 30, 2004, an increase of $5.0 million or 19.5%. This increase was due primarily to selling price increases and increased volume. The pricing increases were a result of increases in the cost of raw material prices. There was an increase in volume of 2.5% due to growth in the industrial and residential construction markets combined with market share gains.
     Operating income for our electrical/wire and cable distributors segment for the three months ended September 30, 2005 was $3.4 million compared to $2.4 million for the three months ended September 30, 2004, an increase of $1.0 million or 41.7%. This increase was due primarily to the associated price increases across all channels, which spread fixed costs across a larger revenue base, and a reduction in operating expenses attributable to the consolidation of distribution centers and decreased selling costs.
Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the three months ended September 30, 2005 were $46.8 million compared to $35.3 million for the three months ended September 30, 2004, an increase of $11.5 million or 32.6%. The increase was due to selling price increases associated with cost increases in raw material prices and increased security/home automation channel sales as a result of new customers. Additionally, 2005 reflects the revenue from the additions of OEM/government and industrial MRO customers. These increases offset decreases in the irrigation and copper fabrication channels that resulted from market conditions. There was an increase in volume of 19.2% due to the growth in the security/home automation and OEM markets combined with market share gains.

     Operating income for our specialty distributors and OEMs segment for the three months ended September 30, 2005 was $3.1 million compared to $3.2 million for the three months ended September 30, 2004, a decrease of $0.1 million or 3.1%. The decrease was due primarily to our inability in the short term to secure price increases sufficient to offset cost increases in our channels and inefficiencies related to the consolidation of certain product lines in two of our facilities.
Consumer Outlets
     Net sales for our consumer outlets segment for the three months ended September 30, 2005 were $17.3 million compared to $16.0 million for the three months ended September 30, 2004, an increase of $1.3 million or 8.1%. The increase in net sales was due primarily to price increases associated with increases in the cost of raw materials. There was a decrease in volume of 6.9% due primarily to a volume decrease in our automotive channel that was mainly a result of a new manufacturing process, which decreased product weight. This decrease was partially offset by an increase in volume in our retail channel due to continued sales to new customers.
     Operating income for our consumer outlets segment for the three ended September 30, 2005 was $1.3 million compared to $1.1 million for the three months ended September 30, 2004, an increase of $0.2 million or 18.2%. The increase in operating income was due to the impact of new customers in our retail channel and the manufacturing process change in our automotive channel.
Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004
Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the nine months ended September 30, 2005 were $84.3 million compared to $71.0 million for the nine months ended September 30, 2004, an increase of $13.3 million or 18.7%. This increase was due primarily to selling price increases as a result of increases in the cost of raw materials combined with slight market share gains. There was an increase in volume of 6.1% due to growth in the industrial and residential construction markets combined with market share gains.
     Operating income for our electrical/wire and cable distributors segment for the nine months ended September 30, 2005 was $9.0 million compared to $7.2 million for the nine months ended September 30, 2004, an increase of $1.8 million or 25.0%. This increase was attributable to price and volume increases, which spread fixed costs across a larger revenue base, and a reduction in operating expenses attributable to the consolidation of distribution centers and decreased selling costs.
Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the nine months ended September 30, 2005 were $129.1 million compared to $101.7 million for the nine months ended September 30, 2004, an increase of $27.4 million or 26.9%. The increase was due to selling price increases associated with cost increases in raw material prices and increased security/home automation channel sales as a result of the addition of new customers. Additionally, 2005 reflects the revenue from the additions of OEM/government and industrial MRO customers. These increases were partially offset by decreases in the irrigation and copper fabrication channels that resulted from market conditions. There was an increase in volume of 15.2% due to the growth in the security/home automation and OEM markets combined with market share gains.
     Operating income for our specialty distributors and OEMs segment for the nine months ended September 30, 2005 was $8.9 million compared to $10.4 million for the nine months ended September

30, 2004, a decrease of $1.5 million or 14.4%. The decrease was due primarily to the inability to secure price increases sufficient to offset cost increases in our HVAC/R and irrigation channels and inefficiencies related to the manufacturing consolidation of certain product lines in two of our facilities during the first nine months of 2005.
Consumer Outlets
     Net sales for our consumer outlets segment for the nine months ended September 30, 2005 were $41.3 million compared to $36.5 million for the nine months ended September 30, 2004, an increase of $4.8 million or 13.2%. The increase in net sales was due primarily to price increases associated with increases in the cost of raw materials. There was a decrease in volume of 4.4% due to a shift in mix from low value added products, such as extension cords, to high value added products, such as LAN cables, in our retail channel and a change in manufacturing process in our automotive channel.
     Operating income for our consumer outlets segment for the nine months ended September 30, 2005 was $2.0 million compared to $1.8 million for nine months ended September 30, 2004, an increase of $0.2 million or 11.1%. The increase in operating income was due primarily to the associated price increases related to increased commodity costs, new customers and a new manufacturing process in our automotive channel.
Liquidity and Capital Resources
Debt
     In the third quarter of 2004, we completed a comprehensive refinancing of our bank debt. The refinancing included the following: (i) the private placement of the Notes, and (ii) a new senior secured revolving credit facility (the “Credit Facility”).
     As of September 30, 2005, we had the following long-term debt (including capital lease obligations) outstanding:

As of
September 30, 2005
Revolving credit facility	$39,140
Senior notes	120,000
Capital lease obligations	1,579
Other long-term debt	1,937

Total long-term debt	$162,656

     The following discussion of the covenants under our senior secured revolving credit facility and our senior notes is based on our long-term debt as of September 30, 2005 after giving effect to the May 2005 repayment of $5.7 million in capital lease obligations.
Senior Secured Revolving Credit Facility
     The Credit Facility will mature on September 28, 2009 and is an asset-based lending agreement whereby we can receive advances based on the lesser of $75 million or the sum of 85% of eligible accounts receivable and 55% of inventories, with a sublimit for letters of credit of up to $5 million. Interest is payable at the bank’s prime rate plus a range of .25% to 1.25%, or at our option, the London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.75%. The Credit Facility accrued interest at an average rate of 5.41%, and our average borrowed amount was $35.1 million, in the nine-month period ended September 30, 2005.

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
     The Credit Facility contains financial covenants, including, but not limited to, a fixed charge coverage ratio and a leverage ratio. In addition, the Credit Facility contains other customary affirmative and negative covenants relating to limitations on dividends and other indebtedness, liens, investments, guarantees, mergers and acquisitions, sales of assets, capital expenditures and leases. The financial covenants:
     • require us to maintain a Leverage Ratio (as defined in the Credit Facility) that does not exceed 6.5 to 1.0 as of the last day of each fiscal quarter, and
     • require us to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.1 to 1.0 as of the last day of each fiscal quarter.
     As of September 30, 2005, our Leverage Ratio was 5.727 to 1.0 and our Fixed Charge Coverage Ratio was 1.300 to 1.0. Our capital expenditures in the nine months ended September 30, 2005 were $5.6 million. On November 2, 2005, we entered into an amendment to the Credit Facility with the lenders that removed the capital expenditures restriction originally contained in the Credit Facility since capital expenditures are effectively limited by the Fixed Charge Coverage Ratio. We do not expect to make consolidated capital expenditures in an amount that would cause us to exceed the required Fixed Charge Coverage Ratio. As of September 30, 2005, we were in compliance with all of the continuing covenants contained in the Credit Facility.
     As of September 30, 2005, we had outstanding borrowings of $39.1 million under our Credit Facility and we had $35.9 million of additional borrowing capacity given our borrowing base as of that date. The leverage ratio covenant in the Credit Facility, however, would have effectively limited our additional borrowing capacity as of that date to $22.0 million.
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
     We are also prohibited by the Credit Facility from:
     • changing or amending any document relating to the subordination, terms of payment or required prepayments of the Notes,
     • making any covenant or event of default in the indenture relating to the Notes more restrictive, and
     • making any prepayment on the Notes, except for scheduled payments required pursuant to the terms of the Notes or the related indenture.
Senior Notes
     The Notes have an aggregate principal amount of $120.0 million, bear interest at a fixed rate of 9.875% and mature in 2012. The Notes are guaranteed by our domestic restricted subsidiaries (as defined in the indenture). The indenture governing the Notes includes a covenant that prohibits us from incurring additional debt (other than certain permitted indebtedness, including but not limited to the maximum availability under the Credit Facility) unless our Consolidated Fixed Charge Coverage Ratio (as defined in the indenture) is greater than 2.0 to 1.0. As of September 30, 2005, our Consolidated Fixed Charge Coverage Ratio was 1.300 to 1.0. The indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of our assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of September 30, 2005, we were in compliance with all of the covenants contained in the indenture governing the Notes.
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
     On May 16, 2005, Oswego and Copperweld reached a definitive agreement regarding the accelerated payment of the $5.7 million lease obligation due under the Sale Agreement. Oswego sold for $4.4 million the zero coupon bonds and made a cash payment of $3.8 million to Copperweld, in exchange for the complete settlement of Oswego’s obligations under the Amended and Restated Sale Agreement and the conveyance by Copperweld to Oswego all of Copperweld’s right, title and interest in and to the Oswego facility, free and clear of any liens and encumbrances held by Oswego County. The consummation of these transactions resulted in a recognized gain of $1.3 million related to the sale of the zero coupon bonds, which is included in other income and reduced the carrying value of the Oswego fixed assets by $1.9 million, the amount by which the lease obligation exceeded the amount paid to settle the obligation.
Other
     In addition, we lease various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The total minimum payments under the leases at September 30, 2005 were approximately $2.0 million, including $0.4 million representing interest.
     We have a $1.0 million mortgage on a manufacturing facility requiring monthly payments of $9,432 and bearing interest at 5.75% per annum. The outstanding balance of the loan at September 30, 2005 was $0.4 million.
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
     Based on the foregoing, we believe that cash flow from operations and borrowings under our Credit Facility will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.
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
     Net cash used by operating activities for the nine months ended September 30, 2005 was $4.6 million compared to net cash used in operating activities of $6.6 million for the nine months ended September 30, 2004. The decrease in net cash used by operating activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due primarily to an increase in cash provided by accounts payable as a result of timing of payments and rising payables due to increasing commodity prices. The increase in cash was partially offset by an increase in accounts receivable due to higher sales activities and timing of collections, as well as an increase in inventories due to increased commodity pricing and a build in anticipation of demand in the last three months of 2005.
     Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2005, which included $5.6 million of capital expenditures. Additionally, other assets were a source of cash due to the sale of a zero coupon bond associated with the satisfaction of the Copperweld debt. Net cash used in investing activities was $3.5 million for the nine months ended September 30, 2004, consisting mainly of capital expenditures. We expect capital spending to be approximately $7.0 million for 2005.
     Net cash provided by financing activities for the nine months ended September 30, 2005 was $4.8 million, reflecting net revolver borrowings under our Credit Facility of $9.3 million and the repayment of long-term debt of $4.5 million, consisting primarily of the payment to Copperweld of $3.8 million.
     During the quarter ended September 30, 2005, we experienced a theft of inventory as a result of break-ins at our manufacturing facility located in Miami Lakes, Florida. We believe we will recover the amount of the loss, net of deductibles, under our insurance policy. As a result of the loss we reduced the value of inventory by $1.3 million and recorded an insurance receivable, which is included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheet. In order to deter future thefts, we are analyzing our security processes at all of our facilities and warehouses, however, we can not assure you that future incidents of theft will not occur.
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
Contractual Obligations
     The following table sets forth information about our contractual obligations and commercial commitments as of September 30, 2005:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)
Current and long-term debt obligations (including interest)	$205,153	$12,456	$36,962	$23,741	$131,994
Capital lease obligations (including interest)	1,968	522	1,437	9	—
Operating lease obligations	11,243	2,604	3,561	1,939	3,139
Purchase obligations	17,769	17,769	—	—	—
     We will be required to make future cash contributions to our defined contribution savings plans. The estimate for these contributions is approximately $0.4 million during 2005. Estimates of cash contributions to be made after 2005 are difficult to determine due to the number of variable factors that impact the calculation of defined contribution savings plans. We will also be required to make interest payments on our revolving debt and other variable rate debt. The interest payments to be made on our revolving debt and other variable debt are based on variable interest rates, and the amounts of the borrowings under our revolving credit facility depend upon our working capital requirements.
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
Revenue Recognition
     We recognize sales of our products when the products are shipped to customers and title passes to the customer in accordance with the terms of sale. We record customer promotional allowances as a reduction of net sales when the allowance is probable of being granted and the amount is estimable. Our promotional allowances are primarily related to the volumes of purchases by various customer groups during specified time periods. Accordingly, to calculate our ultimate related promotional costs we estimate during each period each customer’s potential for achieving the related purchase volumes based primarily on our sales history with each customer. Subsequent period changes in our estimates have not been material in the prior three years.
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
Income Taxes
     We are an S corporation for federal and state income tax purposes. Accordingly, the shareholders are responsible for federal and substantially all state income tax liabilities arising out of our operations. Dividends are paid to shareholders at amounts that approximate the shareholders’ current tax liability arising from their ownership in the company. One of our subsidiaries is a C corporation, and as such, is subject to federal and state income tax. We account for income taxes at the subsidiary in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts. We periodically assess the reliability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state or federal statutory tax audits.

          The Internal Revenue Service is currently examining our 2002 federal income tax returns. Management believes that the ultimate outcome of this examination will not result in a material adverse impact on our consolidated financial position, cash flow or results of operations.
New Accounting Pronouncements
          In December 2004, the FASB issued the revised SFAS No. 123R, Shared-Based Payment. SFAS No. 123R supercedes APB No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. SFAS No. 123R is effective starting with the first annual period beginning after September 15, 2005. We do not expect the adoption of SFAS No. 123R to have a material impact on our consolidated financial position, cash flow or results of operations.
          In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after September 15, 2005 and is required to be adopted by us in the first quarter of 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial position, cash flow or results of operations.
          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for periods beginning after September 15, 2005. We do not expect SFAS No. 153 to have a material impact on our financial position or results of operations.
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
     We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors” and elsewhere in our Registration Statement on Form S-4, as amended August 3, 2005 (available at www.sec.gov), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. A copy of the Registration Statement is also available from us upon request. Some of the key factors that could cause actual results to differ from our expectations include:
•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	general economic conditions and changes in the demand for our products by key customers;

•	failure to identify, finance or integrate acquisitions; and

•	other risks and uncertainties, including those described under “Risk Factors in our Registration Statement on Form S-4.”
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
             Commodity Risk. We generally do not enter into arrangements to hedge price fluctuations for copper or other commodities used in the manufacture of our products, although we have done so from time to time in connection with specific transactions, primarily in our consumer outlets segment. The terms of these hedging arrangements generally have been consistent with the terms of the underlying transaction they are designed to hedge and have a term of less than one year. We did not have any outstanding commodity hedging arrangements at September 30, 2005.
             Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. The interest rate on our existing credit facility is based on either the lenders’ prime rate or LIBOR. Borrowings under our new senior secured revolving credit facility will also bear interest at a floating rate. Based on an assumed $39.1 million of borrowings outstanding under our new credit facility, a one percentage point change in LIBOR would change our annual interest expense by approximately $0.4 million.
ITEM 4. Controls and Procedures
             Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(b) and 15d-15(e)), as of September 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
             There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 5. Other Information
We lease our corporate headquarters facility in Waukegan, IL, consisting of approximately 30,175 square feet, pursuant to a lease that we originally entered into as of September 11, 2003 with Panattoni Development Company, LLC, an unrelated third party (the “Lease”). In the three-month period ended September 30, 2005, HQ2 Properties, LLC acquired the real estate covered by the Lease and, pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, became the landlord under the Lease. In addition, pursuant to a First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and us, the term of the Lease was extended by one year. The equity ownership of HQ2 Properties, LLC is substantially similar to the equity ownership of Coleman Cable, Inc. Accordingly, three of our directors (Messrs. D. Bistricer, Stein and Yetman) and each of our executive officers is an equity owner of HQ2 Properties, LLC.
The Lease, as amended, expires on September 30, 2015, although we have the option to renew the Lease for up to two additional five-year periods. The rent payable under the lease consists of base rent, which was approximately $347,000 in the first year and escalates to approximately $444,000 in 2015, plus operating expenses and taxes, each calculated pursuant to the terms of the Lease. In addition, the Lease contains other terms and conditions typical of agreements of this type. The foregoing description of the Lease is qualified in its entirety by reference to the text of the Lease, Assignment and Assumption Agreement and First Amendment to Lease, which are attached as Exhibit 10.6 hereto and incorporated herein by reference.
We entered into a Third Amendment to Credit Agreement, dated as of November 2, 2005, among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent (the “Third Amendment”). The effect of the Third Amendment was to remove a capital expenditures restriction contained in the original Credit Facility since capital expenditures are effectively limited by the Fixed Charge Coverage Ratio in the Credit Facility.
ITEM 6. Exhibits
See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC.
(Registrant)
Date:	November 14, 2005	By

/s/ G. Gary Yetman

Chief Executive Officer and President

Date:	November 14, 2005	By
/s/ Richard N. Burger

Chief Financial Officer, Executive Vice
President, Secretary and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

1.1	Purchase Agreement dated September 21, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

3.1	Certificate of Incorporation of Coleman Cable, Inc., incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

3.2	By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

4.1	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

4.2	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

10.1	Credit Agreement dated as of September 28, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, ING Capital LLC and National City Business Credit, Inc., as Syndication Agents, and PNC Bank, National Association and Associated Bank, National Association, as Documentation Agents, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

10.2	First Amendment and Waiver to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

10.3	Second Amendment to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

10.4	Consulting Agreement dated as of October 1, 2004 by and between Coleman Cable, Inc. and David Bistricer, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

10.5	Consulting Agreement dated as of October 1, 2004 by and between Coleman Cable, Inc. and Nachum Stein, incorporated herein by reference to our Form S-4/A filed on August 3, 2005.

10.6	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005,

Exhibit No.	Description

amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc.

10.7	Third Amendment to Credit Agreement dated as of November 2, 2005 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.