Form 10-K
period 2005-12-31
Coleman Cable, Inc.
filed 2006-03-22
CIK 1323653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number: 333-124334
COLEMAN CABLE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4410887 (I.R.S. Employer Identification No.)
1530 Shields Drive
Waukegan, Illinois 60085
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (847) 672-2300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $0.
Common shares outstanding as of March 15, 2006: 40,784.

Subsidiaries
Certification of CEO
Certification of Chief Financial Officer
Certifications

TRADEMARKS
     Our trademarks, service marks and trade names referred to in this report include American Contractor®, Baron™, Booster-in-a-Bag®, CCI®, Clear Signal™, Coilex®, Cool Colors™, Corra/Clad®, Luma-Site®, Maximum Energy®, Oswego Wire™, Plencote®, Polar-Flex™, Polar-Rig 125®, Polar Solar®, Power Station®, Push-Lock™, Quadnector®, Road Power®, Royal®, Seoprene®, Signal®, Tri-Source®, Trinector® and
X-Treme Box™, among others.

PART I
ITEM 1. Business
Cautionary Note Regarding Forward-Looking Statements
     Some of the statements in this report are forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report, including certain statements contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.
     We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors”, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	general economic conditions and changes in the demand for our products by key customers;

•	failure to identify, finance or integrate acquisitions; and

•	other risks and uncertainties, including those described under Item 1A. “Risk Factors”.
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
Introduction
     We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products in the United States. We supply a broad line of wire and cable products, consisting of more than 31,000 stock keeping units (“SKUs”), which enables us to offer our customers a single source for many of their wire and cable product requirements. We sell our products to more than 8,500 active customers, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). We believe we possess leading market shares in many of the end markets we serve largely as a result of our broad product line, brand recognition and customer focused manufacturing and distribution capabilities. We develop our products for sale into multiple end markets, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air conditioning and refrigeration (“HVAC/ R”), irrigation, industrial/contractor, security/home automation, recreation/transportation, copper fabrication, retail and automotive. We believe that our broad product line and diverse customer base have contributed to greater stability in net sales and operating profit margin than a number of our competitors. We manufacture our products in eight domestic facilities and supplement our domestic production with international sourcing. Our business currently is organized in three reportable segments—electrical/wire and cable distributors, specialty distributors and OEMs and consumer outlets.
Company History
     We were incorporated in Delaware in 1999 by our current principal shareholders. The majority of our operations came from Coleman Cable Systems, Inc., our predecessor company, which was formed in 1970 and which we acquired in 2000. G. Gary Yetman, our President and Chief Executive Officer, joined our predecessor in 1986, and Richard N. Burger, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, joined our predecessor in 1996. Our principal executive offices are located at 1530 Shields Drive, Waukegan, Illinois 60085, and our telephone number is (847) 672-2300. Our web site address is www.colemancable.com.
Product Overview
     Our primary product lines include industrial power cable, electronic and communication wire and cable, low voltage cable, assembled wire and cable products and fabricated bare wire products. We sell virtually all of our product lines across each of our three segments, except that we sell our fabricated bare wire products only to specialty distributors and OEMs. Our products begin with bare wire. The core component of most of our products is copper wire that we manufacture internally and acquire from third parties based on a number of factors, including cost. We sell bare copper wire in a variety of gauges. These copper wires are drawn from copper rod into the desired gauges of solid and stranded copper wires. In the majority of our products, a thermoplastic insulation is extruded over the bare wire (in a wide array of compounds, quantities, colors and gauges) and then cabled (twisted) together with other insulated wires. An outer jacket is then extruded over the cabled product. This product is then coiled or spooled and packaged for sale or processed further into a cable assembly.
Industrial Power Cable
     Our industrial power cable product line includes portable cord, machine tool wiring, welding, mining, pump, control, stage/lighting, diesel/locomotive and metal clad cables and other power cord products. These are medium power supply cables used for permanent or temporary connections between a power source (such as a power panel, receptacle or transformer) and a device (such as a motor, light, transformer or control panel). These products are used in construction, industrial maintenance, repair and operations (“MRO”) and OEM applications, such as airline support systems, wind turbines, cranes, marinas, offshore drilling, fountains, car washes, sports lighting, construction, food processing, forklifts, mining and military applications. Our brands in this product line include Royal, Seoprene, Corra/Clad and Polar-Rig 125.
Electronic and Communication Wire and Cable
     Our electronic and communication wire and cable product line includes telephone, security, coaxial, industrial automation, twinaxial, fire alarm, plenum and home automation cables. These cables permanently connect devices, and they provide power, signal, voice, data or video transmissions from a device (such as a camera, bell or terminal) to a source (such as a control panel, splice strip or video recorder). These products are used in applications such as telecommunication, security, fire detection, access control, video monitoring, data transmission, intercom and home entertainment systems. Our primary brands in this product line include Signal, Plencote, Soundsational and Clear Signal.
Low Voltage Cable
     Our low voltage cable products are comprised of thermostat wire and irrigation cables. These cables permanently connect devices, and they provide low levels of power between devices in a system (such as a thermostat and the switch on a furnace, or a timer and a switch, device or sensor). They are used in applications such as HVAC/R, energy management, home sprinkler systems and golf course irrigation. We sell many of our low voltage cables under the Baron, BaroStat and BaroPak brand names.
Assembled Wire and Cable Products
     Our assembled wire and cable products include multiple types of extension cords, as well as ground fault circuit interrupters, portable lighting (incandescent, fluorescent and halogen), retractable reels, holiday items, recreational vehicle (“RV”) cords and adapters, and surge and strip products. For the automotive aftermarket we offer booster cables, battery cables and battery accessories. Our brands in this area of our business include Polar Solar, Power Station, American Contractor, Road Power, Booster-in-a-Bag, Tri-Source, Trinector, Quadnector, Luma-Site, Coilex, Stripes and Cool Colors.
Fabricated Bare Wire Products
     Our fabricated bare wire products conduct power or signals and include stranded, bunched and single-end copper, copper clad steel and various copper alloy wire. In this area, we process copper rod into stranding for use in our electronic and electrical wire and cable products or for sale to others for use in their products. We use approximately 72% of our copper wire production internally to produce our finished products. Our primary brand in this product line is Oswego Wire.
End Market Overview
     We classify our business segments based upon the end markets that they serve. Our segments consist of the electrical/wire and cable distributors, specialty distributors and OEMs, and consumer outlets end markets.
     Financial data for our business segments are as follows:

	Year Ended December 31,
	2003	2004	2005
		(in thousands)
Net sales:
Electrical/Wire and Cable Distributors	$82,022	$95,810		$114,561
Specialty Distributors and OEMs	106,847	137,474		183,590
Consumer Outlets	49,041	56,525		59,694
Intercompany Eliminations	(4,355)	(4,017)		(11,664)

Total	$233,555	$285,792		$346,181

Operating income:
Electrical/Wire and Cable Distributors	$6,856	$9,010		$13,643
Specialty Distributors and OEMs	9,121	13,112		14,693
Consumer Outlets	3,328	3,399		3,465

Total	19,305	25,521		31,801
General Corporate	(2,718)	(6,274)		(4,029)

Consolidated operating income	$16,587	$19,247		$27,772

     For additional information about our business segments, see Note 13 to our consolidated financial statements.
Electrical/Wire and Cable Distributors
     We market industrial power cables, electronic and communication cables, low voltage wire and assembled products for sale in the electrical/electronic/wire and cable distributors segment. We sell these products under brands such as Signal, Royal, Seoprene, Baron and Polar Solar for use primarily in construction, industrial MRO, data communication and fire safety applications. In this segment, our success has been largely attributable to the breadth of our product offering, customer focused manufacturing and distribution capabilities and strong customer relationships. Certain of our products are approved for use with major telecommunications and home automation systems.
     Electrical Distribution
     The electrical distribution channel represents our oldest and largest customer base and is the preferred purchasing channel for many of the primary professional users of our products. Our customers include buying groups, national chains, and independent distributors. We believe we are a leading supplier of the principal products that we sell in this market, based on domestic sales. This channel accounted for $92.6 million or 26.7% of our net sales for the year ended December 31, 2005.
     Wire and Cable Distribution
     In this channel, we market our products through wire and cable distributors and electronic distributors. Key customers in this channel are primarily independent distributors. This channel accounted for $22.0 million or 6.3% of our net sales for the year ended December 31, 2005.
Specialty Distributors and OEMs
     OEM/Government
     We design and manufacture specialty products for several OEM markets and government agencies and subcontractors. Our OEM products serve a variety of industries including marine, lighting mobile equipment and entertainment. In this channel, we focus on design-and-build solutions. We provide service with quality product performance geared specifically to customer demand requirements. We sell our government products mainly to the United States Department of Defense, which uses these products primarily for military operations. Electronic products include Qualified Products List (“QPL”) coaxial cable and electrical products produced to military specifications. Several small business military distributors meeting special contracting requirements also participate in this channel. This area of our business is highly dependent on the budget and activities of the Department of Defense. This channel accounted for $29.8 million or 8.6% of our net sales for the year ended December 31, 2005.
     HVAC/R
     We manufacture and market low voltage control cables for the HVAC/R industry under the Baron brand. We also supply related cords, safety and power supply cords, assemblies and air conditioner whips. In this market, we supply a large and diverse customer base that includes the largest and most highly recognized independent distributors and OEM manufacturers serving the industry. We offer our customers a single source for their HVAC/R cable requirements and work closely with our customers to develop products specific to their needs. This led to the development of our innovative and popular BaroPak packaging and of our BaroStat II damage resistant cable. We believe we are a leading supplier of the principal products that we sell in the HVAC/R market, based on domestic sales. The prominence of the Baron brand, our reputation for innovation, and our customer focused manufacturing and distribution capabilities have contributed substantially to our leadership position in this segment. This channel accounted for $28.2 million or 8.1% of our net sales for the year ended December 31, 2005.

     Irrigation
     We produce wire and cable and related products under the Baron brand for use in commercial and residential sprinkler systems, low voltage lighting applications and well pumps. Our customers for these products are turf and landscape distributors, golf course distributors and submersible pump distributors. We believe we are a leading supplier of the principal products that we sell in the irrigation market, based on domestic sales. This channel accounted for $24.9 million or 7.2% of our net sales for the year ended December 31, 2005.
     Industrial/Contractor
     We manufacture and import various professional builders’ products sold through distributors that focus on the commercial construction and industrial markets. These products include professional grade extension cords, ground-fault circuit interrupters, industrial cord reels, custom cords, trouble lights, portable halogen lights, electrical/electronic cables, and temporary lighting. Among the brands that we distribute to this end market are Polar Solar, Luma-Site and X-Treme Box. Our customers in this channel include commercial contractor supply distributors, equipment rental compounds and MRO distributors. In this channel, we rely on three major types of customers: specialty, tool and fastener distributors; MRO/industrial catalog houses and retail/general construction supply houses; and equipment rental companies. We believe we are a leading supplier of many of the products that we sell in the industrial/contractor market, based on domestic sales, as a result of our broad product line, customer- focused manufacturing and distribution capabilities. This channel accounted for $24.2 million or 7.0% of our net sales for the year ended December 31, 2005.
     Security/Home Automation
     We market electronic and communication wire and cable to security, audio-video, residential and commercial distributors. The products we sell in this channel are used primarily in residential and light commercial applications. These products include fire alarm, burglar alarm, data, coaxial, home automation and security cables. Many of these products are marketed under the Signal brand name. Sales are augmented by private label products sold to national distributors. This channel accounted for $35.6 million or 10.3% of our net sales for the year ended December 31, 2005.
     Recreation/Transportation
     We market to this channel RV and manufactured housing wiring products, such as machine tool wire, portable cord, power cords, and adapters, as well as coaxial, speaker, alarm and other cable. We sell these products to manufactured housing OEMs and RV aftermarket distributors. We believe we are a leading wire and cable supplier of the principal products that we sell in the recreation/transportation market based on domestic sales. This channel accounted for $18.1 million or 5.2% of our net sales for the year ended December 31, 2005.
     Copper Fabrication
     We manufacture non-insulated bare and tinned copper, copper clad steel, nickel-plated copper and cadmium copper in various sizes of single-end, bunched and stranded constructions for use in various applications, including appliances, fire alarms, security systems, electronics, automotive telecommunication, military, industrial, high temperature and geophysical. Our customers for these products are other channels within the company, as well as other small specialized wire and cable manufacturers. We believe that our ability to provide specialty products is a competitive strength. This channel accounted for $22.8 million or 6.6% of our net sales for the year ended December 31, 2005.

     Consumer Outlets
     We sell a wide variety of products to the retail channel and automotive aftermarket. One major customer of this segment accounted for approximately 24% of the segment’s sales for the year ended December 31, 2005, and we expect sales to this customer to continue to be similar during 2006. Sales to this segment are typically strongest in the fourth quarter, servicing holiday and seasonal requirements.
     Retail
     We manufacture and import a wide range of products that are marketed to the retail channel, including an array of extension cords, incandescent and fluorescent trouble lights, surge and strip products, and electrical/electronic cables. We sell these products under the American Contractor, Stripes, Push-Lock, Tri-Source, Power Station, Trinector and Cool Colors brand names, among others. Our retail products are sold to a number of prominent national and regional mass merchandisers, home centers, hardware distributors, warehouse clubs and other consumer retailers. We believe that we have gained substantial market share over the past several years and believe that we are a key supplier to this market. Merchandising, packaging and line extensions have been important contributors to our penetration in this market. We believe that we are the only remaining major domestic manufacturer of extension cords and that this provides us a strategic advantage by allowing us to provide quality products to our customers with very short lead times. We import products to supplement our domestic manufacturing capabilities. In addition, we engage in electronic commerce and inventory management with our major retail customers, who have been leaders in these initiatives and demand compliance from their vendor partners. This channel accounted for $42.4 million or 12.2% of our net sales for the year ended December 31, 2005.
     Automotive
     We manufacture and import a wide range of products that are marketed to the automotive aftermarket, such as battery booster cables, battery cables and battery accessories. Our major automotive products brand names are Road Power, Polar-Glo, Booster-in-a-Bag and Maximum Energy. Much of the product sold to this channel is private-labeled for our customers. Our principal customers in this segment include prominent national and regional retailers. We compete with companies with domestic production capabilities as well as with companies that import products from Asia. Our automated booster cable manufacturing process provides us with a low cost basis by which to produce the only domestically manufactured UL listed booster cables. We believe we possess a competitive advantage over foreign competitors who, due to the long transit times, are not adequately equipped to provide a rapid response to consumer demand for booster cables, which is driven by cold weather and can be unpredictable. Similar to the retail channel, we have the ability to conduct electronic transactions with our customers. Our global sourcing initiatives provide a valuable supplement to our domestic manufacturing activities. This channel accounted for $17.3 million or 5.0% of our net sales for the year ended December 31, 2005.
Business Strategy
     We intend to expand our business, enhance our market position and increase our net sales and cash flow by focusing on the following key strategic initiatives:
     Pursue Growth Opportunities in Existing and Complementary Markets. We believe we have significant opportunities to grow our business by increasing our penetration with our existing customer base, expanding our already broad product offering and increasing the number of customers we serve. We intend to leverage our leading market positions, extensive product offering and flexible, responsive manufacturing and distribution capabilities to increase our sales to both new and existing customers in our targeted end markets. We are actively seeking to identify, develop and commercialize new products that use our core technology and manufacturing competencies. For example, we are currently in the process of introducing our Push-Lock line of locking extension cords in our consumer outlets end market.
     Manage Cost Structure Through Operating Efficiency and Productivity Improvements. We continue to evaluate our operating efficiency and productivity and are focused on lowering our manufacturing and distribution costs. We implemented a new warehouse management software system at our Waukegan, Illinois distribution center in November 2003, and at our Gurnee, Illinois distribution center in January 2005. In March 2006, we upgraded our warehouse management system, gaining new processing capabilities, such as radio frequency identification. The implementation of these systems has resulted in savings in labor and inventory costs. In addition to these implementations we anticipate installing comparable systems at our other distribution centers, resulting in additional savings. In 2005, we closed four satellite distribution centers and expanded our international sourcing program by opening an engineering and sourcing office in Shenzhen, China. We anticipate that our initiatives currently underway in manufacturing, foreign sourcing, procurement and distribution will produce additional savings in annualized costs once completed.
     Selectively Pursue Strategic Acquisitions. As a leading manufacturer in our core markets, we believe we are well positioned to benefit from the consolidation of manufacturers in these markets. We believe our management has the ability to identify and integrate strategic acquisitions as evidenced by the successful integration of six businesses since 1996. We will continue to selectively consider acquisitions that improve our market position within our existing target markets, expand our product offerings or end markets, or increase our manufacturing efficiency.
Product Development
     Product development at Coleman Cable is an important part of our business. It is a collaborative initiative, involving the product management, engineering, manufacturing, purchasing, global sourcing and sales teams. New product concepts originate from a number of sources, including field input (sales/agent/customer), product management/engineering creation, outside inventors, raw material vendors, import supplier collaborations and traditional product line lengthening. Our product managers coordinate most of these projects, with active support from other areas of our organization. Recent new product additions include our X-Treme Box for job site power distribution, our Push-Lock locking extension cords and our newly designed line of Power Station surge and strip products.
     Our customers realize the benefits of our manufacturing capabilities and our proven design experience by collaborating with our engineers to develop product solutions for present and future needs. Such applications range from specially designed and manufactured cables for underwater environments in the entertainment industry to high performance cables for the U.S. Military Department of Defense for use in severe terrain and hostile environments.
Competition
     The market segments in which we compete are highly competitive. Each of our product segments competes with at least one major competitor; however, due to the diversity of our product offering, most of our competitors do not offer the entire spectrum of our product lines. Although many of our products are made to industry specifications and, therefore, may be interchangeable with our competitors’ products, some of our products are proprietary or manufactured on a custom basis and cannot easily be compared with our competitors’ products.
     The primary competitive factors for our products are similar across our segments. These factors include breadth of product offering, inventory availability, delivery time, price, quality, customer service and relationships, brand recognition and logistics capabilities. We believe we can compete effectively on the basis of each of these factors as they apply to our segments. We view our key competitive strengths as our:
•	strong market presence across multiple end markets;

•	highly diversified and stable revenue base;

•	flexible operating model;

•	successful focus on reducing operating costs;

•	proven track record of consistent financial performance; and

•	experienced and dedicated management team.
Manufacturing and Sourcing
     We currently have eight manufacturing facilities and five primary distribution centers that are supplemented with a network of satellite distribution centers. While we operate our primary distribution centers, our Los Angeles distribution center is an agent-owned warehouse that is not exclusive to our products. All of our satellite distribution centers are owned by agents. In these cases, in addition to receiving selling commissions, the agents receive commissions for warehousing our products. We upgraded our warehouse management software at our largest distribution facility in November 2003 and at a second distribution facility in January 2005. In March 2006, we upgraded our warehouse management system, gaining new processing capabilities, such as radio frequency identification. We plan to install comparable systems at our other distribution facilities.
     We primarily manufacture our products domestically; however, we continually seek to identify domestically manufactured products that we can outsource to provide cost savings. Our goal is to optimize the balance between the relatively higher levels of service and shorter delivery times of our domestic manufacturing operations with the lower costs and longer delivery times associated with foreign sourcing.
     For the year ended December 31, 2005, we imported approximately $42 million of products, which were primarily assembled products. We expect imports to continue at a similar level for 2006. In outsourcing products, we strive to maintain consistency between products produced domestically and overseas so that our customers can rely on us to provide them with consistent products from one order to the next.
     We maintain an office in Taiwan and an international procurement office in Shenzhen, China to complement and improve our sourcing and product management activities. The Shenzhen office works as an extension of our headquarters in Waukegan, Illinois to provide liaison activities related to developing new product programs such as expanding our holiday and promotional product offerings, qualifying new suppliers and products, and providing on going oversight of the product and service quality from our Asian sources.
Sales and Marketing
     Our corporate marketing group includes a product management team that focuses on the management of specific product categories across our multiple distribution channels. To maximize the accessibility of our offering to a diverse end-user customer base, we market our products through a variety of distribution channels. We have separate internal sales and marketing groups dedicated to each of our end markets. Our internal sales team directs our national networks of manufacturers’

representatives, who are the primary links to our target markets. These representatives are independent contractors dedicated to specific channels and generally carry our products to the exclusion of competing products. We utilize approximately 122 manufacturers’ representative agencies with approximately 732 sales people selling our products. Sales to distributors, retailers and OEMs are directed through the development of print brochures, industry trade advertising, trade exhibitions, website applications and direct outside sales presentations to distributors and end users by both our employees and independent manufacturers’ representatives.
Raw Materials
     Copper is the primary raw material that we use to manufacture each of our products. Other significant raw materials are plastics, such as polyethylene and polyvinyl chloride, aluminum, linerboard and wood reels. There are a limited number of domestic and foreign suppliers of copper and these other raw materials. We typically have supplier agreements with terms of one to two years that do not impose minimum purchase requirements. The cost of a raw material purchased during the term of a supplier agreement is subject to the market price for the raw material at the time of purchase. Our centralized procurement department makes an ongoing effort to reduce and contain raw material costs. We generally do not engage in speculative raw material commodity contracts. We attempt to reflect raw material price changes in the sale price of our products.
Foreign Sales and Assets
     Sales to customers outside the U.S. represented less than 2.3% of our net sales in each of the last three years. These foreign sales were $2.8 million in 2003, and $2.7 million in 2004 and $7.9 million in 2005. We do not currently, and did not during 2003, 2004 or 2005, have any long-lived assets located outside the U.S.
Backlog and Shipping
     Our product lines have no significant order backlog because we follow the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. We believe that the ability to fill orders in a timely fashion is a competitive factor in the markets in which we operate. As a result of higher demand for our products during the late fall and early winter months, we typically build up our inventory levels during the third and early fourth quarters of the year. In addition, receivables related to increased shipments during the late fall and early winter months are collected during the late fourth and early first quarters of the year.
Patents and Trademarks
     We own five U.S. patents and three foreign patents covering products. We also own a number of registered trademarks. While we consider our patents and trademarks to be valuable assets, we do not consider any single patent or trademark to be of such material importance that its absence would cause a material disruption of our business. No patent or trademark is material to any one segment.
Employees
     As of December 31, 2005, we had 1,007 employees, with approximately 28% of our employees represented by one labor union. Our current collective bargaining agreement expires December 21, 2006. We consider our labor relations to be good, and we have not experienced any significant labor disputes.

Regulation and Potential Environmental Liability
     As a manufacturer and distributor of wire and cable products, we are subject to a number of industry standard-setting authorities, such as Underwriters Laboratories, the Telecommunications Industry Association, the Electronics Industries Association and the Canadian Standards Association.
     In addition, many of our products are subject to the requirements of federal, state and local or foreign regulatory authorities. We also are subject to federal, state, local and foreign environmental protection laws and regulations governing our operations and the use, handling, disposal and remediation of hazardous substances currently or formerly used by us. A risk of environmental liability is inherent in our current and former manufacturing activities in the event of a release or discharge of a hazardous substance generated by us. We are party to two environmental claims, which are described under the heading “Legal Proceedings.” There can be no assurance that the costs of complying with environmental, health and safety laws and requirements in our current operations, or that the potential liabilities arising from past releases of or exposure to hazardous substances, will not result in future expenditures by us that could materially and adversely affect our results of operations, financial condition, or cash flows.
ITEM 1A. Risk Factors
Disruptions in the supply of copper and other raw materials used in our products could cause us to be unable to meet customer demand, which could result in the loss of customers and net sales.
     Copper is the primary raw material that we use to manufacture our products. Other significant raw materials that we use are plastics, such as polyethylene and polyvinyl chloride, aluminum, linerboard and wood reels. There are a limited number of domestic and foreign suppliers of copper and these other raw materials. We typically have supplier agreements with terms of one to two years for our raw material needs that do not require us to purchase a minimum amount of these raw materials. If we are unable to maintain good relations with our suppliers or if there are any business interruptions at our suppliers, we may not have access to a sufficient supply of raw materials. If we lose one or more key suppliers and are unable to locate an alternative supply, we may not be able to meet customer demand, which could result in the loss of customers and net sales.
Fluctuations in the price of copper and other raw materials, as well as fuel and energy, and increases in freight costs could increase our cost of goods sold and reduce our profitability.
     The prices of copper and our other significant raw materials, as well as fuel and energy costs, are subject to considerable volatility. Our agreements with our suppliers generally require us to pay market price for raw materials at the time of purchase. As a result, volatility in these prices can result in significant fluctuations in our cost of goods sold. If the cost of raw materials increases and we are unable to increase the prices of our products, or offset those cost increases with cost savings in other parts of our business, our profitability would be reduced. We generally do not engage in activities to hedge the price of our raw materials. In addition, we pay the freight costs on certain customer orders. In the event that freight costs increase substantially, due to fuel surcharges or otherwise, our profitability would decline.
The markets for our products are highly competitive, and our inability to compete with other manufacturers in the wire and cable industry could harm our net sales and profitability.
     The markets for wire and cable products are highly competitive. We compete with at least one major competitor with respect to each of our business lines. Many of our products are made to industry specifications and may be considered fungible with our competitors’ products. Accordingly, we are subject to competition in many of our markets primarily on the basis of price. We must also be competitive in terms of quality, availability, payment terms and customer service. We are facing increased competition from products manufactured in foreign countries that in many cases are comparable in terms of quality but are offered at lower prices. For example, in 2003 we experienced a decline in net sales due principally to the loss of several customers who opted for foreign sourcing, where labor costs are lower. Unless we can produce our products at competitive prices or purchase comparable products from foreign sources on favorable terms, we may experience a decrease in our net sales and profitability. Some of our competitors have greater resources, financial and otherwise, than we do and may be better positioned to invest in manufacturing and supply chain efficiencies and product development. We may not be able to compete successfully with our existing competitors or with new competitors.
We face pricing pressure in each of our markets, and our inability to continue to achieve operating efficiency and productivity improvements in response to pricing pressure may result in lower margins.
     We face pricing pressure in each of our markets as a result of significant competition and industry over-capacity, and price levels for many of our products (after excluding price adjustments related to the increased cost of copper) have declined over the past few years. We expect pricing pressure to continue for the foreseeable future. A component of our business strategy is to continue to achieve operating efficiencies and productivity improvements with a focus on lowering purchasing, manufacturing and distribution costs. We may not be successful in lowering our costs. In the event we are unable to lower these costs in response to pricing pressure, we may experience lower margins and decreased profitability.
We are dependent upon a number of key customers. If they were to cease purchasing our products, our net sales and profitability would likely decline.
     We are dependent upon a number of key customers, although none of our customers accounted for more than 10% of our net sales for the year ended December 31, 2005. Our customers can cease buying our products at any time. They can also sell products that compete with our products. The loss of one or more key customers, or a significant decrease in the volume of products they purchase from us, could result in a drop in our net sales and a decline in our profitability. In addition, a disruption or a downturn in the business of one or more key customers could reduce our sales and could reduce our liquidity if we were unable to collect amounts they owe us.
Growth through acquisitions is a significant part of our strategy and we may not be able to successfully identify, finance or integrate acquisitions in order to grow our business.
     Growth through acquisitions has been, and is expected to continue to be, a significant part of our strategy. We regularly evaluate possible acquisition candidates. We may not be successful in identifying, financing and closing acquisitions on favorable terms. Potential acquisitions may require us to obtain additional financing, and such financing may not be available on terms acceptable to us, or at all. Further, we may not be successful in integrating any such acquisitions that are completed. Integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of existing operations. In addition, we may acquire businesses that are subject to technological or competitive risks, and we may not be able to realize the benefits expected from such acquisitions.
If we are unable to retain senior management and key employees, we may experience operating inefficiencies and increased costs, resulting in diminished profitability.
     Our success has been largely dependent on the skills, experience and efforts of our senior management and key employees. The loss of any of our senior management or other key employees could result in operation inefficiencies and increased costs. We may be unable to find qualified replacements for these individuals if their services were no longer available, and if we do identify replacements, the integration of those replacements may be disruptive to our business.

     Our credit facility provides that a change of control under the credit facility will occur if either Mr. Yetman ceases to be our Chief Executive Officer or Mr. Burger ceases to be our Chief Financial Officer and in each case a successor acceptable to the agent under the credit facility is not appointed within 180 days. A change of control would constitute an event of default under the credit facility, entitling the lenders to declare all obligations due and payable.
Advancing technologies, such as fiber optic and wireless technologies, may make some of our products less competitive and reduce our net sales.
     Technological developments could cause our net sales to decline. For example, a significant decrease in the cost and complexity of installation of fiber optic systems or a significant increase in the cost of copper-based systems could make fiber optic systems superior on a price performance basis to copper systems and could have a material adverse effect on our business. Also, advancing wireless technologies, as they relate to network and communication systems, may reduce the demand for our products by reducing the need for premises wiring.
Some of our employees belong to a labor union and certain actions by such employees, such as strikes or work stoppages, could disrupt our operations or cause us to incur costs.
     As of December 31, 2005, we employed 1,007 persons, approximately 28% of whom are covered by a collective bargaining agreement, which expires on December 21, 2006. If unionized employees were to engage in a concerted strike or other work stoppage, if other employees were to become unionized, or if we are unable to negotiate a new collective bargaining agreement when the current one expires, we could experience a disruption of operations, higher labor costs or both. A strike or other disruption of operations or work stoppage could reduce our ability to manufacture quality products for our customers in a timely manner.
We may be unable to raise additional capital to meet capital expenditure needs if our operations do not generate sufficient funds to do so.
     Our business is expected to have continuing capital expenditure needs. If our operations do not generate sufficient funds to meet our capital expenditure needs for the foreseeable future, we may not be able to gain access to additional capital, if needed, particularly in view of competitive factors and industry conditions. In addition, recent increases in the cost of copper have increased our working capital requirements. If we are unable to obtain additional capital, or unable to obtain additional capital on favorable terms, our liquidity may be diminished and we may be unable to effectively operate our business.
Our principal shareholders could exercise their influence over us to your detriment.
     Two of the non-executive members of our Board of Directors, David Bistricer and Nachum Stein, and their affiliates own a substantial majority of our common stock. Mr. Bistricer beneficially owns 9,021 shares, or 22.1%, and Mr. Stein beneficially owns 18,042 shares, or 44.2%, of our outstanding common stock. By virtue of their stock ownership, they can determine the outcome of matters required to be submitted to the shareholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of Messrs. Bistricer and Stein may differ from the interests of our debt holders, and accordingly, they may take actions that may not be in the debt holders’ interest. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the nature of their interests as equity owners might conflict with the interests of our debt holders. In addition, equity owners may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our debt holders.

Disruption in the importation of our raw materials and products and the risks associated with international operations could cause our operating results to decline.
     We source certain raw materials and products from outside the United States. Foreign material purchases expose us to a number of risks, including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, exchange rate fluctuations, difficulties in obtaining import licenses, economic or political instability, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Although currently we do not manufacture any products outside of the United States, to the extent we decide to establish foreign manufacturing facilities, our non-U.S. manufacturing sales would be subject to similar risks. Further, imports of raw materials and products are subject to unanticipated transportation delays that affect international commerce.
We have significant indebtedness outstanding and may be able to incur additional indebtedness that could negatively affect our business and prevent us from satisfying our obligations under our senior notes and our other indebtedness.
     We have a significant amount of indebtedness. On December 31, 2005, we had approximately $169.3 million of indebtedness. We will be required to make payments of principal and interest on our currently existing indebtedness of $0.9 million in the twelve months ending December 31, 2006, $1.9 million in the twenty-four months ending December 31, 2008, $46.4 million in the twenty-four months ending December 31, 2010 and $120.1 million thereafter.
     Our high level of indebtedness could have important consequences to our debt holders, including the following:
•	it may be difficult for us to satisfy our obligations with respect to our senior notes, our credit facility and our other indebtedness;

•	our ability to obtain additional financing for working capital, capital expenditures, potential acquisition opportunities or general corporate or other purposes may be impaired;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, reducing the funds available to us for other purposes;

•	it may place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•	we may be more vulnerable to economic downturns, may be limited in our ability to respond to competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions.
     Our ability to satisfy our debt obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent on economic, financial, competitive and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to make scheduled payments on our senior notes or to meet our other obligations, we will need to refinance our existing debt, obtain additional financing or sell assets. Our business may not be able to generate cash flow or we may not be able to obtain funding sufficient to satisfy our debt service requirements.
     If we fail to satisfy our obligations under our senior secured indebtedness, we will be in default and the senior secured lenders would have the right to foreclose on our assets securing the senior secured indebtedness. In that event, we would no longer have the assets necessary to operate our business as a going concern and we would likely be unable to generate income with which to repay our other indebtedness, including our senior notes.
     In addition, we may be able to incur substantial additional indebtedness in the future, which may increase the risks described above. Although the terms governing our credit facility and the indenture governing our senior notes contain restrictions on the incurrence of additional indebtedness, indebtedness incurred in compliance with these restrictions could be substantial. For example, we may borrow additional amounts to fund our capital expenditures and working capital needs or to finance future acquisitions. The incurrence of additional indebtedness could make it more likely that we will experience some or all of the risks associated with substantial indebtedness.
The holders of our senior notes, which are unsecured and effectively subordinated to all of our and our subsidiary guarantors’ secured indebtedness, would in all likelihood recover ratably less than the lenders of the secured indebtedness in the event of our bankruptcy, liquidation or dissolution.
     Our senior notes are not secured. Our senior notes are effectively subordinated to our and our subsidiaries’ secured indebtedness to the extent of the value of the assets securing that indebtedness. The holders of our senior notes would in all likelihood recover ratably less than the lenders of our and our subsidiaries’ secured indebtedness in the event of our bankruptcy, liquidation or dissolution. As of December 31, 2005, we had approximately $49.3 million of secured indebtedness relating to our credit facility, capital lease obligations and a mortgage on one of our manufacturing facilities. As limited by the borrowing base, we could have borrowed up to an additional $26.4 million of secured indebtedness under our credit facility.
     In addition, our senior notes are structurally subordinated to all of the liabilities and other obligations of any subsidiaries that do not guarantee our senior notes. In the event of a bankruptcy, liquidation or dissolution of any non-guarantor subsidiaries, holders of their indebtedness, their trade creditors and holders of their preferred equity will generally be entitled to payment on their claims from assets of those subsidiaries before any assets are made available for distribution to us.
Restrictions in the indenture governing our senior notes and in our other outstanding debt instruments could limit our ability to engage in activities that may be in our long-term best interests. The failure to comply with these restrictions could result in the acceleration of the related debt and we may not have sufficient funds to make the accelerated payments.
     The indenture governing our senior notes contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These covenants limit our ability, among other things, to:
•	incur additional indebtedness;

•	make restricted payments;

•	create liens;

•	pay dividends;

•	consolidate, merge or sell substantially all of our assets;

•	enter into sale and leaseback transactions; and

•	enter into transactions with affiliates.

     These covenants are subject to important exceptions and qualifications, which are included in the indenture governing our senior notes. In addition, our credit facility contains financial and other restrictive covenants, which also are subject to important exceptions and qualifications. We may not be able to comply in the future with these covenants as a result of events beyond our control, such as prevailing economic, financial and industry conditions. Our failure to comply with the obligations contained in the indenture or credit facility could result in an event of default that, if not cured or waived, would permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-default or cross-acceleration provisions. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Our ability to make payments on and to refinance our indebtedness and to fund capital expenditures and other obligations will depend on our ability to generate cash in the future, which is dependent on our successful financial and operating performance and on our ability to successfully implement our business strategy. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We may not have the ability to repurchase our senior notes upon a change of control as required by the indenture governing our senior notes.
     Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all of our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. We may not have sufficient funds to make the required repurchase in cash at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase our senior notes in cash may be limited by law or the terms of other agreements relating to our debt outstanding at the time. If we fail to repurchase any of our senior notes submitted in a change of control offer, it would constitute an event of default under the indenture, which could, in turn, constitute an event of default under our other debt instruments, even if the change of control itself would not cause a default.
Federal and state statutes allow courts, under specific circumstances, to void the guarantees of our senior notes and require the holders of those notes to return payments received from the guarantors.
     The guarantees of our senior notes may be subject to review under U.S. federal bankruptcy law if a guarantor becomes subject to a bankruptcy proceeding or under state fraudulent transfer laws if the enforceability of the guarantees is contested by a creditor of a guarantor. In applying these laws, if a court were to find that at the time the guarantor issued the guarantee of our senior notes:
•	it issued the guarantee to delay, hinder or defraud present or future creditors; or

•	it received less than reasonably equivalent value or fair consideration for issuing the guarantee at the time it issued the guarantee, and it was insolvent or rendered insolvent by reason of issuing the guarantee, and the application of the proceeds, if any, of the guarantee; or

•	it was engaged, or about to engage, in a business or transaction for which its remaining unencumbered assets constituted unreasonably small capital to carry on its business; or

•	it intended to incur, or believed that it would incur, debts beyond its ability to pay as they mature; or

•	it was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment, the judgment is unsatisfied;
then the court could void the obligations under the guarantee, subordinate the guarantee of our senior notes to that guarantor’s other debt or take other action detrimental to holders of those notes.
     The measures of insolvency for purposes of bankruptcy and fraudulent transfer laws vary depending upon the law of the jurisdiction that is being applied in any proceeding to determine whether a fraudulent transfer had occurred. Generally, however, a person would be considered insolvent if, at the time it incurred the debt:
•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•	the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.
     A court would choose the standard to use to determine whether a guarantor was solvent at the relevant time. Regardless of the standard that the court uses, the issuance of the guarantees could be voided or the guarantees could be subordinated to the guarantors’ other debt. The guarantee could also be subject to the claim that, because the guarantee was incurred for the benefit of Coleman Cable, Inc., and only indirectly for the benefit of the guarantor, the obligations of the applicable guarantor were incurred for less than fair consideration. A court could thus void the obligations under the guarantee, subordinate the guarantee to the applicable guarantor’s other debt, or take other action detrimental to holders of our senior notes.
ITEM 1B. Unresolved Staff Comments
     None.
ITEM 2. Properties
     As of December 31, 2005, we owned or leased the following primary facilities:

		Approximate
Location	Type of Facility	Square Feet	Leased or Owned
Texarkana, Arkansas	Manufacturing, Warehouse	106,700	Owned
Miami, Florida	Manufacturing, Warehouse	106,000	Leased
Gurnee, Illinois	Warehouse	75,000	Leased
North Chicago, Illinois	Manufacturing	23,277	Leased
Waukegan, Illinois	Offices	30,175	Leased
Waukegan, Illinois	Manufacturing	212,530	Owned — 77,394
			Leased — 135,136
Waukegan, Illinois	Warehouse	180,000	Leased
East Longmeadow, Massachusetts	Manufacturing, Warehouse	90,000	Leased
Oswego, New York	Manufacturing, Warehouse	115,000	Owned
Siler City, North Carolina	Manufacturing	86,000	Owned
Hayesville, North Carolina	Manufacturing	104,000	Owned
     All of our properties are used in all of our business segments with the exception of the North Chicago, Illinois facility, which is used in the electrical/wire and cable distributors and specialty distributors and OEMs segments, and the Oswego, New York facility, which is used in the specialty distributors and OEMs segment.

     We believe that our existing facilities are adequate for our operations. We do not believe that any single leased facility is material to our operations and, if necessary, we could readily obtain a replacement facility. Our real estate assets are pledged to secure our credit facility.
ITEM 3. Legal Proceedings
     We are involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. We believe that none of the routine litigation that we now face, individually or in the aggregate, will be material to our business. We maintain insurance coverage for litigation that arises in the ordinary course of our business and believe such coverage is adequate.
     We are party to two environmental claims. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located a half mile east of Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980’s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwaters at the site with hazardous substances. In 1984, the U.S. Environmental Protection Agency listed this site on the National Priorities List. Riblet Products Corporation, with which we merged in 2000, was identified through documents as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the Environmental Protection Agency identifying it as a party potentially liable under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for cleanup of the site.
     In 2004, we along with other “potentially responsible parties” (“PRPs”) entered into a Consent Decree with the Environmental Protection Agency requiring the performance of a remedial design and remedial action (“RD/ RA”) for this site. We have entered into a Site Participation Agreement with other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for a 9.19% share of the costs for the RD/RA. We recorded an accrual in 2004 for $0.4 million for this liability, and the accrual remained unchanged as of December 31, 2005.
     On March 16, 2005, prior to the issuance of our 2004 financial statements, we received notice from a PRP Group that we had potential liability at the HIMCO Dump Site in Elkhart, Indiana as a result of the activities of Riblet Products Corporation, and that we could resolve those potential liabilities by a commitment to pay a cashout settlement and an administrative assessment to cover past and future group expenses on a per capita basis. We recorded an accrual in 2004 for $0.1 million for this liability, and the accrual remained unchanged as of December 31, 2005.
     We believe that our accruals related to environmental, litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate. We cannot, however, assure you that this will be the case.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our only authorized, issued and outstanding class of capital stock is our common stock. There is no established public trading market for our common stock. As of December 31, 2005, there were nine holders of our common stock.
     Our shareholders have elected that Coleman Cable be treated as an S corporation for federal and, where applicable, state income tax purposes. Accordingly, our shareholders are responsible for all federal and substantially all state income tax liabilities arising out of our operations (except that we formed a subsidiary that is a C corporation, which is subject to federal and state income tax), and recurring dividends have been, and for the foreseeable future will continue to be, paid to shareholders at amounts that approximate the shareholders’ current tax liability arising from their ownership in the company.
     Simultaneously with the consummation of our offering of 9 7/8% senior notes in September 2004, we paid a special dividend to our shareholders in the aggregate amount of $14.1 million.
     With specified exceptions, including distributions to our shareholders in respect of their tax liability arising from their ownership in the company, the indenture with respect to our 9 7/8% senior notes and our senior secured revolving credit facility contain restrictions on our ability to declare or pay dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further information.
ITEM 6. Selected Consolidated Financial Data
     The following table sets forth selected consolidated financial data as of the dates and for the periods indicated. The financial data for each of the four years in the period ended December 31, 2005 have been derived from our audited consolidated financial statements and notes thereto, which have been audited by Deloitte & Touche LLP. The financial data for the year ended December 31, 2001 have been derived from our unaudited financial statements. On January 1, 2002, we changed our method of valuing inventory to the FIFO method. Our financial statements for 2001, which had been audited by Arthur Andersen LLP, have been restated to give effect to this change and are unaudited.
     The data presented below should be read in conjunction with, and are qualified in their entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in this report.

	Year Ended December 31,
	2001(1)	2002	2003	2004	2005
			(in thousands)
Statement of Operations Data:
Net sales	$237,804	$243,492	$233,555	$285,792	$346,181
Cost of goods sold	199,552	203,416	198,457	240,260	292,755

Gross profit	38,252	40,076	35,098	45,532	53,426
Selling, engineering, general and administrative expenses	23,764	21,239	18,262	26,475	25,654
Restructuring charges(2)	1,132	2,100	249	(190)	—
Goodwill amortization(3)	1,238	—	—	—	—

Operating income	12,118	16,737	16,587	19,247	27,772
Interest expense, net	15,068	11,563	10,087	11,252	15,606
Loss on early extinguishment of debt	—	—	—	13,923	—
Other income, net (4)	(52)	(16)	(110)	(13)	(1,267)
Income tax expense(5)	—	1,420	1,558	3,092	2,298

Net income (loss)	$(2,898)	$3,770	$5,052	$(9,007)	$11,135

Other Financial Data:
EBITDA(6)	$19,346	$22,670	$22,300	$10,735	$33,883
Capital expenditures	3,605	2,534	2,345	4,714	6,171
Cash interest expense	11,864	9,935	8,323	6,499	14,813
Depreciation and amortization expense(7)	7,176	5,917	5,603	5,398	4,844
Net cash provided by (used in) operating activities	12,786	13,062	16,770	(10,067)	(10,340)
Net cash used in investing activities	(6,244)	(2,362)	(1,611)	(4,701)	(1,789)
Net cash provided by (used in) financing activities	(6,590)	(10,716)	(15,155)	15,753	11,153

	As of December 31,
	2001(1)	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents.	$61	$45	$49	$1,034	$58
Working capital	41,173	40,453	35,276	62,756	90,107
Total assets	169,509	164,667	166,991	197,056	221,388
Total debt(8)	127,933	118,920	106,768	159,727	169,300
Adjusted total debt(9)	122,172	113,175	101,019	152,993	169,242
Total shareholders’ equity	20,277	23,814	27,365	2,200	13,071

(1)	As of January 1, 2002, we changed our method of valuing inventory from the LIFO method to the FIFO method. The change caused a retroactive restatement of all prior period financial statements. As a result, our unaudited financial data for 2001 provided above compared to the financial statements for 2001 audited by Arthur Andersen LLP shows a decrease in our gross profit, operating income and net income by $3.3 million and a decrease in our working capital and total assets by $3.3 million.

(2)	Restructuring charges include (i) $1.1 million in 2001 primarily for severance related to the closure of several facilities; (ii) $2.1 million in 2002 for costs associated with the closure of our El Paso, Texas facility, including the write-off of fixed assets and facility exit costs and severance; and (iii) $0.2 million in 2003 for costs associated with the relocation of our cord operations from our Waukegan, Illinois facility to Miami, Florida. Income of $0.2 million recorded in 2004 reflects the reversal of accruals recorded in prior years, which were deemed no longer necessary.

(3)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under this statement, we no longer amortize goodwill.

(4)	Other income, net was $1.3 million due to the sale of zero coupon bonds in May 2005. See Note 6 to our consolidated financial statements for more information regarding the gain.

(5)	Our shareholders have elected that Coleman Cable be treated as an S corporation for federal and, where applicable, state income tax purposes. Accordingly, our shareholders are responsible for all federal and substantially all state income tax liabilities arising out of our operations. Dividends are paid to shareholders at amounts that approximate the shareholders’ current tax liability arising from their ownership in the company. In December 2001, we formed a subsidiary that is a C corporation and as such is subject to federal and state income tax.

(6)	EBITDA represents net income (loss) before interest expense, income tax expense and depreciation and amortization expense. EBITDA is a performance measure and liquidity measure used by our management, and we believe is commonly reported and widely used by investors and other interested parties, as a measure of a company’s operating performance and ability to incur and service debt. Our management believes that EBITDA is useful to investors in evaluating our operating performance because it provides a means to evaluate the operating performance of our business on an ongoing basis using criteria that are used by our internal decision makers for evaluation and planning purposes, including the preparation of annual operating budgets and the determination of levels of operating and capital investments. In particular, our management believes that EBITDA is a meaningful measure because it allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For example, our management believes that the inclusion of items such as taxes, interest expense and interest income can make it more difficult to identify and assess operating trends affecting our business and industry. Furthermore, our management believes that EBITDA is a performance measure that provides investors, securities analysts and other interested parties with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. Finally, EBITDA also closely tracks Consolidated EBITDA, a liquidity measurement that is used in calculating financial covenants in both our senior secured credit facility and the indenture for our senior notes.

EBITDA’s usefulness as a performance measure is limited by the fact that it excludes the impact of interest expense, depreciation and amortization expense and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since our C corporation subsidiary is subject to state and federal income taxes, any measure that excludes tax expense has material limitations.

Due to these limitations, we do not use EBITDA as our only performance and liquidity measures, nor should you. We also use, and recommend that you consider, net income in accordance with generally accepted accounting principles (“GAAP”) as a measure of performance or cash flows from operating activities in accordance with GAAP as a measure of liquidity.

The following is a reconciliation of net income (loss), as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Net income (loss)	$(2,898)	$3,770	$5,052	$(9,007)	$11,135
Interest expense, net	15,068	11,563	10,087	11,252	15,606
Income tax expense	—	1,420	1,558	3,092	2,298
Depreciation and amortization expense(7)	7,176	5,917	5,603	5,398	4,844

EBITDA	$19,346	$22,670	$22,300	$10,735	$33,883

The following is a reconciliation of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Net cash flow from operating activities	$12,786	$13,062	$16,770	$(10,067)	$(10,340)
Interest expense, net	15,068	11,563	10,087	11,252	15,606
Income tax expense	—	1,420	1,558	3,092	2,298
Loss on early extinguishment of debt	—	—	—	(13,923)	—
Deferred income tax assets and liabilities	—	(846)	338	18	581
Gain (loss) on sale of fixed assets	12	(1,467)	60	13	7
Gain (loss) on sale of investment-net	—	—	—	—	1,267
Stock-based compensation	—	—	—	(1,648)	—
Changes in operating assets and liabilities	(5,939)	70	(5,238)	22,857	24,354
Non-cash interest income	191	338	227	245	110
Non-cash interest expense	(2,772)	(1,470)	(1,502)	(1,104)	—

EBITDA	$19,346	$22,670	$22,300	$10,735	$33,883

EBITDA includes the effects of restructuring charges, bad debt write off (recovery) related to the bankruptcy of a major customer, a special bonus to certain members of senior management and the loss on early extinguishment of debt. Restructuring charges are described in footnote (2) above. In addition, 2001 EBITDA reflects a bad debt write off of $0.9 million; 2003 EBITDA reflects a bad debt recovery of $0.1 million; and 2004 EBITDA reflects a bad debt recovery of $0.3 million, a special senior management bonus of $3.0 million and a loss on early extinguishment of debt of $13.9 million. Changes in operating assets and liabilities exclude amortization of debt issuance costs, which is included in interest expense.
(7)	Depreciation and amortization expense does not include amortization of debt issuance costs, which is included in interest expense.
(8)	Net of unamortized discount of $2.9 million as of December 31, 2001, $2.4 million as of December 31, 2002 and $2.0 million as of December 31, 2003.
(9)	Adjusted total debt is a non-GAAP financial measure that we define as total debt, net of cash and cash equivalents, less a capital lease obligation, payment of which was secured by our Municipal Authority of Westmoreland County, Pennsylvania zero coupon bonds, which would have accreted to a value of $5.7 million at maturity in July 2012. See Note 6 to our consolidated financial statements for more information regarding the capital lease obligation.
     Adjusted total debt is used by our management, and we believe is useful to investors, as a measure of our total leverage given that the proceeds from the zero coupon bonds are dedicated to and expected to satisfy in full this capital lease obligation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” Adjusted total debt should not be considered as an alternative measure of total debt determined under GAAP.
     The following is a reconciliation of total debt, as determined in accordance with GAAP, to adjusted total debt.

	As of December 31,
	2001(1)	2002	2003	2004	2005
	(in thousands)
Total debt(7)	$127,933	$118,920	$106,768	$159,727	$169,300
Cash and cash equivalents	61	45	49	1,034	58
Capital lease obligation.	5,700	5,700	5,700	5,700	—

Adjusted total debt	$122,172	$113,175	$101,019	$152,993	$169,242

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described under “Item 1A, Risk Factors” and elsewhere in this report. We assume no obligation to update any of these forward-looking statements. You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto included in this report.
Overview
     We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products in the United States. We supply a broad line of wire and cable products, which enables us to offer our customers a single source of supply for many of their wire and cable product requirements. We manufacture bare copper wire, some of which we use to produce our products and some of which we sell to other producers. We sell our products to a variety of customers, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). We develop our products for sale into multiple end markets, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air conditioning and refrigeration (“HVAC/R”), irrigation, industrial/contractor, security/home automation, recreation/transportation, copper fabrication, retail and automotive. We manufacture our products in eight domestic facilities and supplement our domestic production with international and domestic sourcing. Virtually all of our products are sold to customers located in the United States and Canada.
     Our net sales, to some extent, follow general business cycles. The diversity of our end markets and customer bases, however, tends to protect our financial results from downturns in any particular industry or geographic area. We also have experienced, and expect to continue to experience, certain seasonal trends in sales and cash flow. Net sales are generally higher in the third and fourth quarters due to increased buying in anticipation of, and during, the winter months and holiday season.
     The primary component of our cost of goods sold is the cost of raw materials. Because labor costs have historically represented less than 10% of our cost of goods sold, competition from products produced in countries having lower labor rates has not significantly affected our financial results. For 2005, copper costs, including fabrication, accounted for approximately 51% of our cost of goods sold. We buy copper from domestic and international suppliers, and the price we pay depends largely on the price of copper on international commodities markets.
     The price of copper is particularly volatile and can affect our net sales and profitability. The daily selling price of copper cathode on the COMEX averaged $1.68 per pound during 2005, up 30% from 2004. Copper prices on the COMEX were more stable from 2001 to 2003, averaging $0.73 per pound in 2001, $0.72 per pound in 2002 and $0.81 per pound in 2003. We purchase copper pursuant to supply agreements that average one to two years in duration. These agreements do not impose minimum purchase requirements on us or insulate us from price fluctuations. We generally attempt to pass along to our customers changes in the prices of copper and other raw materials. Our ability to pass along price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. Our specialty distributors and OEMs segment offers a number of products that are particularly sensitive to fluctuations in copper prices. Other factors affecting product pricing include the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.
     As part of our ongoing efforts to reduce operating costs, we continuously try to improve the efficiency of our manufacturing facilities. Since the beginning of 2001 through December 31, 2005, we reduced the number of our manufacturing facilities from 12 to 8 and reduced the number of employees from approximately 1,200 to 1,007.
     As anticipated, certain expenses increased in 2004 as a result of (i) the redemption of our 15% subordinated notes and termination of our existing senior credit facility during the third quarter, which increased interest expense for the third quarter by approximately $13.9 million due to the payment of the make-whole premium on the notes, the unamortized discount associated with the subordinated notes, and the write-off of unamortized debt issuance costs, and (ii) the payment of a special cash bonus to certain members of senior management, which increased compensation expense for the third quarter by approximately $1.4 million, and the grant of 4,100 shares of common stock to such persons, which also resulted in an approximately $1.6 million increase in compensation expense. As a result, we had a net loss for fiscal 2004. However, these increases in interest expense and compensation expense resulted from these particular transactions and, therefore, are non-recurring items that will not affect our financial results in future periods.
     From time to time, we consider acquisition opportunities that could materially increase the size of our business operations.
Business Segment Information
     We have three business segments: (i) electrical/wire and cable distributors; (ii) specialty distributors and OEMs; and (iii) consumer outlets. These segment classifications are based upon an aggregation of customer groupings and distribution channels because this is how we manage and evaluate our business. We sell virtually all of our products across each of our three segments, except that we sell our fabricated bare wire products only in our specialty distributors and OEMs segment. For the year ended December 31, 2005, the electrical/wire and cable distributors segment, the specialty distributors and OEMs segment, and the consumer outlets segment represented approximately 33.1%, 53% and 17.2% of our net sales, respectively. Our consumer outlets segment, which is our smallest in terms of percentage of net sales, accounts for an even smaller percentage of our profitability because of increased competition from foreign suppliers and the delays we may encounter in passing along copper price increases to large retailers. To remain competitive, we are purchasing more labor intensive products from foreign sources for this segment. Our segment information presented below includes a separate line for corporate adjustments, which consist of items not allocated to a particular business segment, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, management fees and intangible amortization. The period-to-period comparisons set forth in this section include information about our three segments.

Consolidated Results of Operations
     The following table sets forth, for the periods indicated, the consolidated statement of operations data in thousands of dollars and as a percentage of net sales.

	Year Ended December 31,
	2003		2004		2005
	Amount	%	Amount	%	Amount	%
	(in thousands)
Net sales	$233,555	100.0%	$285,792	100.0%	$346,181	100.0%
Gross profit	35,098	15.0	45,532	15.9	53,426	15.4
Selling, engineering, general and administrative expenses	18,262	7.8	26,475	9.3	25,654	7.4
Restructuring	249	.01	(190)	(0.1)	—	—

Operating income	16,587	7.1	19,247	6.7	27,772	8.0
Interest expense, net	10,087	4.3	11,252	3.9	15,606	4.5
Loss on early extinguishment of debt.	—		13,923	4.9	—	—
Other income, net	(110)	(.0)	(13)	(.0)	(1,267)	(.04)

Income (loss) before income taxes	6,610	2.8	(5,915)	(2.1)	13,433	3.9
Income tax expense	1,558	0.7	3,092	1.1	2,298	.07

Net income (loss)	$5,052	2.1	$(9,007)	(3.2)	$11,135	3.2

Capital expenditures	$2,345		$4,714		$6,171
Depreciation and amortization expense	$5,603		$5,398		$4,844
Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
     Net sales — Net sales for the year ended December 31, 2005 were $346.2 million compared to $285.8 million for the year ended December 31, 2004, an increase of $60.4 million, or 21.1%. The increase in net sales was due primarily to price increases driven by the significant increase in the cost of raw materials, primarily copper, for 2005 compared to 2004. There was a 6.8% growth in volume in 2005 due to increased demand from existing customers, as well as the addition of new customers. Product mix for each of the years ended December 31, 2004 and 2005 was relatively consistent, with the exception of our consumer outlets segment in which there was an increase in sales of products not traditionally sold through the retail channel due to a new customer and a change in manufacturing process in our automotive channel. Volume changes between comparative years are measured in total pounds shipped.
     Gross profit margin — Gross profit margin for the year ended December 31, 2005 was 15.4% compared to 15.9% for the year ended December 31, 2004. The decrease in the gross profit margin for the year ended December 31, 2005 was due principally to the significant increase in the cost of raw materials, primarily copper, that was not fully passed along to existing customers, and inefficiencies of $2.2 million related to the manufacturing consolidation of certain product lines in two of our facilities in the first nine months of 2005. These negative factors were offset in part by the addition of new customers and some pricing increases.
     Selling, engineering, general and administrative — SEG&A expense for the year ended December 31, 2005 was $25.7 million compared to $26.5 million for the year ended December 31, 2004, a decrease of $0.8 million. The decrease in 2005 was due primarily to the payment of special bonuses in 2004 in connection with the issuance of our senior notes. This was partially offset by increased selling commissions related to increased sales volume, and increases in payments for professional and management services due to our new reporting structure associated with the issuance of our senior notes.
     Interest expense, net and loss on early extinguishment of debt — Interest expense, net was $15.6 million for year ended December 31, 2005, compared to $11.3 million of interest expense, net and $13.9 million of loss on early extinguishment of debt for year ended December 31, 2004, a decrease of $9.6 million. The decrease in 2005 was due primarily to the payment of make-whole premiums and other costs in connection with our September 2004 debt refinancing partially offset by an increase in interest for payment obligations on our senior notes and an increase in amortization expense related to the September 2004 debt refinancing.
     Other income, net — Other income, net, for the year ended December 31, 2005 was $1.3 million due to the sale of zero coupon bonds in May 2005, in connection with the settlement of the Copperweld Corporation capital lease obligation.
     Income tax expense — Income tax expense was $2.3 million for the year ended December 31, 2005 compared to $3.1 million for the year ended December 31, 2004. Income tax expense decreased primarily because of a decline in the taxable income of our wholly owned C corporation subsidiary, which decline was a result of lower shared services income and elimination of the intercompany factoring of the accounts receivable.
Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Year Ended December 31,
	2004		2005
	Amount	%	Amount	%
	(dollars in thousands)
Net sales:
Electrical/Wire and Cable Distributors	$95,810	33.5%	$114,561	33.0%
Specialty Distributors and OEMs	137,474	48.1	183,590	53.0
Consumer Outlets	56,525	19.8	59,694	17.2
Intercompany Eliminations	(4,017)	(1.4)	(11,664)	(3.2)

Total	$285,792	100.0%	$346,181	100.0%

Operating income:
Electrical/Wire and Cable Distributors	$9,010	9.4%	$13,643	11.9%
Specialty Distributors and OEMs	13,112	9.5	14,693	8.0
Consumer Outlets	3,399	6.0	3,465	5.8

Total	25,521		31,801
Corporate	(6,274)		(4,029)

Consolidated operating income	$19,247		$27,772

Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the year ended December 31, 2005 were $114.6 million compared to $95.8 million for the year ended December 31, 2004, an increase of $18.8 million, or 19.6%. This increase was due primarily to selling price increases as a result of increases in the cost of raw materials combined with slight market share gains. There was an increase in volume of 8.2% in 2005 due to growth in the industrial and residential construction markets combined with market share gains.
     Operating income for our electrical/wire and cable distributors segment for the year ended December 31, 2005 was $13.6 million compared to $9.0 million for the year ended December 31, 2004, an increase of $4.6 million, or 51.1%. This increase was attributable to price and volume increases, which spread fixed costs across a larger revenue base, and a reduction in operating expenses attributable to the consolidation of distribution centers and decreased selling costs.

Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the year ended December 31, 2005 were $183.6 million compared to $137.5 million for the year ended December 31, 2004, an increase of $46.1 million, or 33.5%. The increase was due to selling price increases associated with cost increases in raw material prices and increased security/home automation channel sales as a result of the addition of new customers. Additionally, 2005 included the revenue from the additions of OEM/government and industrial MRO customers. These increases were partially offset by a decrease in the irrigation channel that resulted from market conditions. There was 12.7% volume growth in 2005 due to the growth in the security/home automation and OEM markets combined with market share gains.
     Operating income for our specialty distributors and OEMs segment for the year ended December 31, 2005 was $14.7 million compared to $13.1 million for the year ended December 31, 2004, an increase of $1.6 million, or 12.2%. The increase was due primarily to higher sales volume at higher prices attributable to increased business in the industrial, OEM, recreation and transportation, and security/home automation channels and the ability to pass along raw material cost increases to a majority of our customers, which spread fixed costs across a larger revenue base. This was offset by losses due to inefficiencies in some our manufacturing operations due to plant realignments.
Consumer Outlets
     Net sales for our consumer outlets segment for the year ended December 31, 2005 were $59.7 million compared to $56.5 million for the year ended December 31, 2004, an increase of $3.2 million, or 5.7%. The increase in net sales was due primarily to price increases associated with increases in the cost of raw materials. There was a decline in volume as measured in pounds shipped of 7.7%. This was due to a shift in product mix from low value-added products, such as extension cords, to high value-added products, such as LAN cables, in our retail channel and a change in manufacturing process in our automotive channel.
     Operating income for our consumer outlets segment for the year ended December 31, 2005 was $3.5 million compared to $3.4 million for the year ended December 31, 2004, an increase of $0.1 million or 2.9%. This increase included $0.2 million of unrealized gains relating to outstanding commodity contracts. This was offset by a decline in operating income of $0.1 million due primarily to the impact of the increased cost of base raw materials, specifically copper, that could not be passed along to our customers and was somewhat offset by cost savings realized from a new manufacturing process in the automotive channel.
Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
     Net sales — Net sales for the year ended December 31, 2004 were $285.8 million compared to $233.6 million for the year ended December 31, 2003, an increase of $52.2 million, or 22.4%. The increase in net sales was due primarily to price increases driven by the significant increase in the cost of raw materials, primarily copper, for the year ended 2004 compared to 2003. There was a 6.8% growth in volume in 2004 due to increased demand from existing customers, as well as the addition of new customers. Product mix for each of the years ended December 31, 2003 and 2004 was relatively consistent. Volume changes between comparative years are measured in total pounds shipped.
     Gross profit margin — Gross profit margin for the year ended December 31, 2004 was 15.9% compared to 15.0% for the year ended December 31, 2003. The increase in the gross profit margin for the year ended December 31, 2004 was due primarily to associated price increases across all channels, which spread fixed costs across a larger revenue base, and by 2004 cost control initiatives such as the consolidation of distribution centers, purchasing initiatives and greater manufacturing efficiencies.

     Selling, engineering, general and administrative — SEG&A expense for the year ended December 31, 2004 was $26.5 million compared to $18.3 million for the year ended December 31, 2003, an increase of $8.2 million. The increase in 2004 was due primarily to additional bonus compensation paid under our bonus plans, special bonuses paid in connection with our 2004 debt refinancing, the increase in professional service expense due to the new reporting structure associated with the issuance of our 9 7/8% senior notes and the accelerated amortization of leasehold improvements.
     Interest expense, net and loss on early extinguishment of debt — Interest expense, net and the loss on early extinguishment of debt were $25.2 million for the year ended December 31, 2004 compared to $10.1 million for the year ended December 31, 2003, an increase of $15.1 million. The increase in 2004 was due to increased borrowings as a result of increased investment in working capital due to higher commodity prices and the payment of make-whole premiums and other costs in connection with our 2004 debt refinancing.
     Income tax expense — Income tax expense was $3.1 million for the year ended December 31, 2004 compared to $1.6 million for the year ended December 31, 2003. Income tax expense increased because the taxable income of our wholly owned C corporation subsidiary was higher due to increased income as a result of increased intercompany factoring of the company’s customer accounts receivable.
Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Year Ended December 31,
	2003		2004
	Amount	%	Amount	%
	(dollars in thousands)
Net sales:
Electrical/Wire and Cable Distributors	$82,022	35.1%	$95,810	33.5%
Specialty Distributors and OEMs	106,847	45.7	137,474	48.1
Consumer Outlets	49,041	21.0	56,525	19.8
Intercompany Eliminations	(4,355)	(1.8)	(4,017)	(1.4)

Total	$233,555	100.0%	$285,792	100.0%

Operating income:
Electrical/Wire and Cable Distributors	$6,856	8.4%	$9,010	9.4%
Specialty Distributors and OEMs	9,121	8.5	13,112	9.5
Consumer Outlets	3,328	6.8	3,399	6.0

Total	19,305		25,521
Corporate	(2,718)		(6,274)

Consolidated operating income	$16,587		$19,247

Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the year ended December 31, 2004 were $95.8 million compared to $82.0 million for the year ended December 31, 2003, an increase of $13.8 million, or 16.8%. This increase was due primarily to the effect of pricing increases as a result of inflationary increases in the cost of raw materials, primarily copper. There was an increase in volume of 4.6% in 2004 due to increased demand from existing customers.
     Operating income for our electrical/wire and cable distributors segment for the year ended December 31, 2004 was $9.0 million compared to $6.9 million for the year ended December 31, 2003, an increase of $2.1 million, or 30.4%. This increase was due primarily to the associated price increases across all channels, which spread fixed costs across a larger revenue base, and a reduction in operating expenses attributable to the consolidation of distribution centers and decreased selling costs.

Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the year ended December 31, 2004 were $137.5 million compared to $106.8 million for the year ended December 31, 2003, an increase of $30.7 million, or 28.7%. The increase was due primarily to price increases across all channels as a result of the inflationary increases in raw material costs, primarily copper. There was 9.5% volume growth in 2004 due to the addition of an OEM customer, the full year effect of a new industrial/MRO distributor, increased demand in our security/home automation channel and strong demand for HVAC/R products in the residential market.
     Operating income for our specialty distributors and OEMs segment for the year ended December 31, 2004 was $13.1 million compared to $9.1 million for the year ended December 31, 2003, an increase of $4.0 million, or 43.9%. The increase was due primarily to higher sales volume at higher prices attributable to new business in the industrial, OEM and security/home automation channels and the ability to pass along raw material cost increases to a majority of our customers, which spread fixed costs across a larger revenue base.
Consumer Outlets
     Net sales for our consumer outlets segment for the year ended December 31, 2004 were $56.5 million compared to $49.0 million for the year ended December 31, 2003, an increase of $7.5 million, or 15.3%. The increase was associated primarily with price increases driven by raw material costs, such as copper. Volume growth was 4.4% in 2004 due to the full year effect of new retail customers gained in late 2003 and the addition of a major retail customer in the third quarter of 2004.
     Operating income for our consumer outlets segment for the year ended December 31, 2004 was $3.4 million compared to $3.3 million for the year ended December 31, 2003. While sales increased over fifteen percent in this segment, operating income remained relatively unchanged due to the impact of the increased cost of base raw materials, specifically copper, which could not be passed along to large customers in the automotive business. This was somewhat offset by the positive impact of the new retail customers described above.
Liquidity and Capital Resources
Debt
     In the third quarter of 2004, we completed a comprehensive refinancing of our bank debt. The refinancing included the following: (i) the private placement of our senior notes, and (ii) a new senior secured revolving credit facility.
     As of December 31, 2005, we had the following long-term debt (including capital lease obligations) outstanding:

As of
December 31, 2005
Revolving credit facility	$46,000
Senior notes	120,000
Capital lease obligations	1,489
Other long-term debt	1,811

Total long-term debt	$169,300

     Senior Secured Revolving Credit Facility
     Our credit facility will mature on September 28, 2009 and is an asset-based lending agreement whereby we can receive advances based on the lesser of $75 million or the sum of 85% of eligible accounts receivable and 55% of inventories, with a sublimit for letters of credit of up to $5 million. Interest is payable at the bank’s prime rate plus a range of 0.25% to 1.25%, or at our option, the London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.75%. The credit facility accrued interest at an average rate of 5.7%, and our average borrowed amount was $38.6 million, in the year ended December 31, 2005.
     Our credit facility is secured by substantially all of our assets, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all of the capital stock of each of our domestic subsidiaries and 65% of the capital stock of each of our foreign subsidiaries. The credit facility provides that a change of control under the credit facility will occur if either Mr. Yetman ceases to be our Chief Executive Officer or Mr. Burger ceases to be our Chief Financial Officer and in each case a successor acceptable to the agent under the credit facility is not appointed within 180 days. A change of control would constitute an event of default under the credit facility, entitling the lenders to declare all obligations due and payable.
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
     On November 2, 2005, we entered into an amendment to our credit facility with the lenders that removed the capital expenditures restriction originally contained in the credit facility since capital expenditures are effectively limited by the Fixed Charge Coverage Ratio. As of December 31, 2005, our Leverage Ratio was 5.0 to 1.0 and our Fixed Charge Coverage Ratio was 1.2 to 1.0. We do not expect to make consolidated capital expenditures in an amount that would cause us to exceed the required Fixed Charge Coverage Ratio. As of December 31, 2005, we were in compliance with all of the covenants contained in our credit facility.
     As of December 31, 2005, we had outstanding borrowings of $46.0 million under our credit facility and we had $26.4 million of additional borrowing capacity given our borrowing base as of that date.
     Our ability to incur additional indebtedness is limited by the covenants contained in our credit facility. Under the credit facility, we may not incur any liability or indebtedness other than permitted indebtedness, which is defined as:
• indebtedness with respect to revolving loans, letters of credit or other elements under the credit facility,
• trade payables incurred in the ordinary course of business,

•	purchase money indebtedness incurred to purchase fixed assets, provided that the total of allowed purchase money indebtedness may not exceed $1.0 million at any one time, the purchase money indebtedness when incurred does not exceed the purchase price of the assets financed and no purchase money indebtedness may be refinanced for a principal amount in excess of the principal amount then outstanding,

•	indebtedness under specified types of hedging agreements entered into to manage interest rate, exchange rate or commodity risks,

•	existing indebtedness specifically identified in schedules to the credit facility, and

•	indebtedness relating to our senior notes.
     In addition, our credit facility prohibits us from entering into operating leases pursuant to which the aggregate payments would exceed $5.0 million per year.
     We are also prohibited by our credit facility from:
•	changing or amending any document relating to the subordination, terms of payment or required prepayments of our senior notes,

•	making any covenant or event of default in the indenture relating to our senior notes more restrictive, and

•	making any prepayment on our senior notes, except for scheduled payments required pursuant to the terms of our senior notes or the related indenture.
     Senior Notes
     Our senior notes have an aggregate principal amount of $120.0 million, bear interest at a fixed rate of 9 7/8% and mature in 2012. Our senior notes are guaranteed by our domestic restricted subsidiaries (as defined in the governing indenture). The indenture includes a covenant that prohibits us from incurring additional debt (other than certain permitted indebtedness, including but not limited to the maximum availability under our credit facility) unless our Consolidated Fixed Charge Coverage Ratio (as defined in the indenture) is greater than 2.0 to 1.0. As of December 31, 2005, our Consolidated Fixed Charge Ratio was 1.2 to 1.0. The indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of our assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of December 31, 2005, we were in compliance with all of the covenants contained in the indenture governing our senior notes.
     Capital Lease Obligation
     In connection with the purchase of the Oswego Wire Incorporated facility (“Oswego”) and certain related equipment, Oswego acquired the rights and assumed the capital lease obligation of Copperweld Corporation (“Copperweld”) under a certain Amended and Restated Sale Agreement (“Sale Agreement”) between Copperweld and the County of Oswego Industrial Development Agency. Terms of the Sale Agreement specified payment of $5.7 million on July 1, 2012. In order to secure payment of the obligation, in 1987, we purchased and placed in a dedicated fund $0.7 million of 8.7% zero coupon bonds issued by the Municipal Authority of Westmoreland County, Pennsylvania, redeemable in the amount of $5.7 million on July 1, 2012.

     On May 16, 2005, Oswego and Copperweld reached a definitive agreement regarding the accelerated payment of the $5.7 million lease obligation due under the Sale Agreement. Oswego sold for $4.4 million the zero coupon bonds and made a cash payment of $3.8 million to Copperweld, in exchange for the complete settlement of Oswego’s obligations under the Amended and Restated Sale Agreement and the conveyance by Copperweld to Oswego all of Copperweld’s rights, title and interest in and to the Oswego facility, free and clear of any liens and encumbrances held by Oswego County. The consummation of these transactions resulted in a recognized gain of $1.3 million related to the sale of the zero coupon bonds, which is included in other income, and reduced the carrying value of the Oswego fixed assets by $1.9 million, the amount by which the lease obligation exceeded the amount paid to settle the obligation.
Other
     In addition, we lease various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The total remaining minimum payments under the leases at December 31, 2005 were approximately $1.8 million, including $0.3 million representing interest.
     We have a $1.0 million mortgage on a manufacturing facility requiring monthly payments of $9,432 and bearing interest at 5.75% per annum. The outstanding balance of the loan at December 31, 2005 was $0.4 million.
Current and Future Liquidity
     In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements increase when we experience strong incremental demand for products or significant copper price increases.
     Our management assesses the future cash needs of our business by considering a number of factors, including:
•	our historical earnings and cash flow performance, taking into account the non-recurring nature of the cash expenses associated with our 2004 refinancing;

•	management’s assessment of our future working capital needs;

•	our current and projected debt service expenses;

•	management’s planned capital expenditures; and

•	our ability to borrow additional funds under the terms of our credit facility and our senior notes.
     Based on the foregoing, we believe that cash flow from operations and borrowings under our credit facility will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.
     If we experience a deficiency in earnings with respect to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows from operations and borrowings under our credit facility. If cash flow generated from our operations, together with borrowings under our credit facility, is not sufficient to fund our operations, debt service and capital expenditures and we need to seek additional sources of capital, the limitations contained in the credit facility and the indenture relating to our senior notes on our ability to incur debt could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay development of products or forego acquisition opportunities. It is also possible that we would no longer have the capital necessary to operate our business as a going concern, in which case we would likely be unable to generate income with which to repay our indebtedness, including our senior notes.
     Net cash used by operating activities for the year ended December 31, 2005 was $10.3 million compared to net cash used by operating activities of $10.1 million for the year ended December 31, 2004. The primary factors contributing to the increase in net cash used by operating activities in 2005 compared to 2004 were: (i) the loss on debt extinguishment of $13.9 million recognized in 2004; (ii) an increase in inventories of $3.8 million due to a rapid increase in raw material costs; (iii) a decrease in accrued liabilities of $2.6 million; (iv) a decrease in stock compensation of $1.6 million; (v) a decrease in depreciation and amortization of $0.3 million; (vi) an increase of $1.3 million in gain on sale of investment as a result of the sale of zero coupon bonds associated with the satisfaction of the Copperweld debt; (vii) a $0.9 million increase in prepaid and other assets; (viii) an increase in deferred tax provision of $0.6 million; and (ix) a $1.1 million decrease in noncash interest expense. These factors were partially offset by: (i) the $20.1 million increase in net income, which was partially the result of the loss on debt extinguishment recognized in 2004 and the gain on sale of investment recognized in 2005; (ii) a $4.4 million increase in cash provided by accounts payable, due mainly to the increase in inventory payables relating to increased commodity prices and the timing of payment; (iii) a decrease in cash used by accounts receivable of $1.1 million, due to a difference in the timing of collections; and (iv) a decrease in noncash interest income of $0.1 million.
     Net cash used in investing activities for the year ended December 31, 2005 was $1.8 million, which included $6.2 million of capital expenditures. Additionally, there was $4.4 million of cash proceeds from the sale of zero coupon bonds associated with the satisfaction of the Copperweld debt. Net cash used in investing activities for the year ended December 31, 2004 was $4.7 million, almost exclusively related to capital expenditures. We anticipate that capital expenditures for 2006 will be approximately $5.0 million.
     Net cash provided by financing activities for the year ended December 31, 2005 was $11.2 million, reflecting net revolver borrowings under our credit facility of $16.2 million, offset by the cash payment of $3.8 to Copperweld, the payment of long-term debt of $0.9 million, and $0.3 million of shareholder tax distributions.
     During the quarter ended September 30, 2005, we experienced a theft of inventory as a result of break-ins at our manufacturing facility located in Miami Lakes, Florida. We believe we will recover the amount of the loss, net of deductibles, under our insurance policy. As a result of the loss we reduced the value of inventory by $1.3 million and recorded an insurance receivable, which is included in “Prepaid expenses and other current assets” in the consolidated balance sheet. In order to deter future thefts, we are analyzing our security processes at all of our facilities and warehouses, however, we cannot assure you that future incidents of theft will not occur.
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

Contractual Obligations
     The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)
Current and long-term debt obligations (including interest)	$202,035	$12,456	$36,817	$23,735	$129,027
Capital lease obligations (including interest)	1,832	514	1,318	—	—
Operating lease obligations	10,818	2,607	3,379	1,938	2,894
Purchase obligations	26,511	26,511	—	—	—
     We will be required to make future cash contributions to our defined contribution savings plans. The estimate for these contributions is approximately $0.7 million during 2006. Estimates of cash contributions to be made after 2006 are difficult to determine due to the number of variable factors that impact the calculation of defined contribution savings plans. We will also be required to make interest payments on our revolving debt and other variable rate debt. The interest payments to be made on our revolving debt and other variable debt are based on variable interest rates, and the amounts of the borrowings under our revolving credit facility depend upon our working capital requirements.
     Purchase obligations primarily consist of purchase orders and other contractual arrangements for inventory and raw materials.
Off Balance Sheet Assets and Obligations
     We do not have any off-balance sheet arrangements.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
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
Plant and Equipment
     Plant and equipment are carried at cost and are depreciated over their estimated useful lives, ranging from three to twenty years, using principally the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of all long-lived assets is evaluated periodically in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to determine if adjustment to the depreciation period or the carrying value is warranted. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assets whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carry amount of those assets to determine if write-down is appropriate. If we identify impairment, we will report a loss to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.
Goodwill
     SFAS No. 142, Goodwill and Other Intangible Assets, addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, we do not amortize goodwill, but goodwill is subject to our annual impairment testing at December 31. Potential impairment exists if the carrying amount of net assets of an operating segment, including goodwill, is greater than the fair value of net assets of an operating segment. To the extent possible, we identify specific net assets at the operating segment level. Net assets such as inventory, fixed assets and accounts payable are allocated to each operating segment for purposes of recognizing and measuring goodwill impairment. Allocations are based on manufactured cost of goods sold by operating segment. Goodwill was allocated to each operating segment based on the relative fair value of each operating segment. Fair value was based on the income approach using a calculation of discounted estimated future cash flows from our annual long-range planning process. The calculation of impairment loss compares the implied fair value of each operating segment’s goodwill with the carrying value of that goodwill. Various factors, including a deterioration in the future prospects for any of our operating segments or a decision to exit an operating segment, could result in impairment charges. We will continue to monitor financial performance indicators across our various operating segments, particularly in our Recreation/Transportation and Retail operating segments, which had combined goodwill balances of $4.0 million at December 31, 2005.
Income Taxes
     We are an S corporation for federal and state income tax purposes. Accordingly, the shareholders are responsible for federal and substantially all state income tax liabilities arising out of our operations. Dividends are paid to shareholders at amounts that approximate the shareholders’ current tax liability arising from their ownership in the company. One of our subsidiaries is a C corporation, and as such, is subject to federal and state income tax. We account for income taxes at the subsidiary in accordance with

SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts. We periodically assess the reliability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state or federal statutory tax audits.
     The Internal Revenue Service is currently examining our 2002, 2003 and 2004 federal income tax returns. Management believes that the ultimate outcome of this examination will not result in a material adverse impact on our consolidated financial position, cash flow or results of operations.
New Accounting Pronouncements
     In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements. FIN No. 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN No. 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending March 15, 2004. Adoption of FIN No. 46 in 2004 did not have an impact on our financial position or results of operations.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position or results of operations.
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
     In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment. SFAS No. 123R supercedes APB No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. SFAS No. 123R is effective starting with the first interim period beginning after June 15, 2005. We do not expect the adoption of SFAS No. 123R to have a material impact on our financial position or results of operations.
     In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies guidance provided by SFAS No. 143, Accounting for Asset Retirement Obligations. FIN No. 47 is effective for companies with fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a significant impact on our financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our principal market risks are exposure to changes in commodity prices, primarily copper prices, and interest rates on borrowings.
     Commodity Risk. We generally do not enter into arrangements to hedge price fluctuations for copper or other commodities used in the manufacture of our products, although we have done so from time to time, primarily in our consumer outlets segment. We had $0.3 million of outstanding commodity arrangements at December 31, 2005.
     Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. The interest rate on our credit facility is based on either the lenders’ prime rate or LIBOR. Based on an assumed $46.0 million of borrowings outstanding under our new credit facility, a one percentage point change in LIBOR would change our annual interest expense by approximately $0.5 million.
ITEM 8. Financial Statements and Supplementary Data
     Our consolidated financial statements, including the Notes thereto, and other information are included in this report beginning on page F-1.
ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A. Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(b) and 15d-15(e)), as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
     None.

PART III
ITEM 10. Directors and Executive Officers of the Registrant
     Our directors, officers and key employees are as follows:

Name	Age	Position

Directors and Executive Officers
G. Gary Yetman	51	President and Chief Executive Officer and Director
Richard N. Burger	55	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Jeffrey D. Johnston	50	Senior Vice President, Operations and Assistant Secretary
David Bistricer	56	Co-Chairman of the Board of Directors
Shmuel D. Levinson	32	Director
James G. London	58	Director
Nachum Stein	57	Co-Chairman of the Board of Directors

Key Employees
J. Kurt Hennelly	42	Group Vice President, Consumer Group and Global Sourcing
Kenneth A. McAllister	60	Group Vice President, Specialty Group
John P. Pappas	51	Vice President, Marketing
Kathy Jo Van	41	Group Vice President, Electrical Group
     Mr. Yetman joined our predecessor company in 1986 and has served as President and Chief Executive Officer and as a director of the company since December 1999. Prior to his current role, Mr. Yetman held various senior management positions with our predecessor company and within the electrical industry.
     Mr. Burger was named Executive Vice President, Chief Financial Officer, Secretary and Treasurer in December 1999. Mr. Burger joined our predecessor company in July 1996 as Chief Financial Officer. Prior to that time, Mr. Burger served in senior level financial, administrative and manufacturing operations positions at Burns Aerospace Corporation, including as its President and Chief Executive Officer.
     Mr. Johnston was named Senior Vice President, Operations in January 2000. In December 2000, Mr. Johnston was also appointed Assistant Secretary of the company. From April 1995 until January 2000, he served as Vice President, Operations. Prior to joining our predecessor company, Mr. Johnston spent five years in senior manufacturing positions with CommScope, Inc. and nine years with Sealed Air Corporation in various management and manufacturing capacities.
     Mr. Bistricer has been Co-Chairman of the Board of Coleman Cable since January 1999. He was previously co-chairman of Riblet Products Corporation from January 1987 until its merger with the company in 2000. Since 1995, Mr. Bistricer has been the managing member of Berkshire Capital LLC, a real estate investment firm operating in New York and New Jersey. Mr. Bistricer’s niece is Mr. Levinson’s wife.
     Mr. Levinson has been a director of Coleman Cable since March 2005. Since 1996, he has been the principal in his family business, a commercial and residential real estate development company, as well as for Trapeeze Inc., a real estate investment company. Mr. Levinson is currently the Managing Director of Levinson Capital Management LLC, a private equity investment fund. Mr. Levinson’s wife is Mr. Bistricer’s niece. Mr. Levinson is a director of Optician Medical Inc., a medical device manufacturer located in Columbus, Ohio, Canary Wharf Group PLC, a real estate development and investment group, and Songbird Estates PLC, a real estate Investment Company.
     Mr. London has been a director of Coleman Cable since March 2005. From 1994 to 2002, he was the President of the Wire & Cable Division of Anixter International Inc., a communications, wire and cable distributor. Prior to that time, Mr. London held various management positions with Anixter International Inc. Mr. London retired in 2002 after a 26-year career with Anixter International Inc.
     Mr. Stein has been Co-Chairman of the Board of Coleman Cable since January 1999. He founded and is currently Chairman and Chief Executive Officer of American European Group and its subsidiaries, an insurance holding company. He was previously co-chairman of Riblet Products Corporation from January 1987 until its merger with the company.
     Mr. Hennelly was named Group Vice President, Consumer Group and Global Sourcing in January 2005. Prior to that, he had been Vice President, Global Sourcing since December 2002, and in July 2004, he was given the additional responsibilities of Vice President, Consumer Group. Before holding these positions, Mr. Hennelly served as the Vice President, Engineering from June 2001 to November 2002 and as the Director of Manufacturing from April 1997 to May 2001. Prior to these roles, Mr. Hennelly held a variety of management positions in manufacturing, engineering, materials management and quality assurance since joining our predecessor company in 1987.
     Mr. McAllister was named Group Vice President, Specialty Group in January 2005. He had joined Coleman Cable in October 2002 as Vice President, Wire and Cable, and was also responsible for our OEM/Government sales channel. Prior to joining Coleman Cable, Mr. McAllister held positions at General Cable Corporation as Vice President of OEM/Specialty Sales from 2000 to 2002, Vice President and General Manager, Industrial/Electronics Products from 1997 to 2000, Vice President and General Manager Datacom/Electronic Products from 1994 to 1997. He was Group Vice President at Carol Cable for their electronic and OEM divisions from 1984 to 1994. Prior to that time, Mr. McAllister held various other managerial positions in marketing and engineering at Alpha Wire, Hubbell Wiring Devices and Thomas & Betts Corporation.
     Mr. Pappas has been Vice President, Marketing since June 1993 and has also overseen our assembled products group since December 2002. He joined our predecessor company in 1984 as National Sales Manager and has also held the positions of Director of Marketing, and Vice President, OEM Group. Prior to that time, Mr. Pappas held various marketing and management positions with Motorola, Electri-Flex Company and The National Association of Electrical Distributors.
     Ms. Van was named Group Vice President, Electrical Group in January 2005. Prior to that, Ms. Van had been Vice President, Electrical Distribution since January 2003 and, from July 2000 until that time, she served as Vice President, Business Development and National Sales Manager for our electrical distribution business. Prior to joining the company, Ms. Van worked in the electrical distribution industry for 13 years with distributors of various sizes, including WESCO Distribution, Englewood Electric and Midwest Electric.
Independent Director
     The indenture governing our senior notes required us to appoint at least one independent director to our Board of Directors within 180 days after the sale of the notes. Under the indenture, an independent director is a member of our Board of Directors that (1) is not a legal or “beneficial owner,” directly or indirectly, of any equity interests of us or any of our affiliates (unless our common stock is listed for trading on a national securities exchange or admitted for quotation on the Nasdaq National Market) and does not have any other material, direct or indirect, financial interest in us or any of our affiliates, (2) is not a director, officer, employee, manager, contractor or partner of us or any of our affiliates (other than in respect of his or her service as an independent director), (3) is not a material customer, supplier or creditor of us or any of our affiliates, (4) does not control, directly or indirectly, us, any of our affiliates or any person described in clauses (1), (2) or (3) above, and (5) is not a parent, sibling or child of any person described in clauses (1), (2), (3) or (4) above. In March 2005, we appointed Messrs. Levinson and London to our Board as independent directors.

Audit Committee
     We are not a “listed company” under the rules of the Securities and Exchange Commission (“SEC”) and are therefore not required to have an audit committee comprised of independent directors. We do not currently have an audit committee and do not have an audit committee financial expert. The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.
Code of Ethics
     The Board of Directors has not, as yet, adopted a code of ethics applicable to our chief executive officer or chief financial officer and controller, or for persons performing similar functions. The Board believes that the company’s existing internal control procedures and current business practices are adequate to promote honest and ethical conduct and to deter wrongdoing on the part of these executives. We expect to implement during 2006 a code of ethics that will apply to these executives. In accordance with applicable SEC rules, the code of ethics will be made publicly available.
ITEM 11. Executive Compensation
Director Compensation
     David Bistricer and Nachum Stein each have a consulting arrangement with us in which they agree, in addition to their service as directors of the company, to provide advice and counsel on business planning and strategy, including advice on potential acquisitions. Pursuant to these arrangements, and for their service as directors, we will pay each of Messrs. Bistricer and Stein an annual fee of $250,000.
     Sam Levinson and Gary London each receive a quarterly retainer of $2,500. In addition, they receive $2,500 for each Board meeting attended and $1,000 for each Board committee meeting attended, as well as reimbursement for their out-of-pocket expenses incurred in connection with the performance of Board duties.
Executive Compensation
     The following table sets forth a summary of certain information regarding compensation paid or accrued by us for services rendered to the company for the fiscal years ended December 31, 2004 and 2005, to our chief executive officer and the other executive officers during such period.

Summary Compensation Table

	Annual Compensation
				All Other
Name and Principal Position	Year	Salary	Bonus (1)	Compensation (2)
G. Gary Yetman	2005	$452,603	$464,837	$13,854
President and Chief Executive Officer	2004	441,150	1,731,080	13,854

Richard N. Burger	2005	$319,484	$325,884	$10,923
Executive Vice President, Chief Financial	2004	311,400	1,354,855	10,923
Officer, Secretary and Treasurer

Jeffrey D. Johnston	2005	$276,682	$213,000	$10,288
Senior Vice President, Operations	2004	269,681	571,133	9,996
and Assistant Secretary

(1)	In 2004, in addition to regular annual cash bonuses, included special cash bonuses and special bonuses of shares of our common stock valued at $402 per share as follows: Mr. Yetman, $713,672 in special cash bonus and 1,845 shares; Mr. Burger, $583,385 in special cash bonus and 1,435 shares; and Mr. Johnston, $92,943 in special cash bonus and 820 shares.

(2)	In 2005, consisted of $5,250 in 401(k) match for each of the executive officers and premiums paid on life and disability insurance for the benefit of the executive as follows: Mr. Yetman, $8,604; Mr. Burger, $5,673; and Mr. Johnston, $5,038.
     We do not maintain an equity incentive or stock purchase plan and have not awarded any of our employees individual equity incentive grants.
Compensation Committee Interlock and Insider Participation
     The Board of Directors does not maintain a Compensation Committee. During fiscal 2005, however, Messrs. Bistricer, Stein, Yetman, London, and Levinson participated in deliberations of the Board of Directors concerning executive officer compensation.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table shows the beneficial ownership of our common stock by our executive officers, directors and other 5% shareholders, as December 31, 2005. The percent owned as of December 31, 2005 is based on 40,784 shares outstanding. Except as otherwise noted, the shareholders named in this table have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated, the address of each executive officer and director is c/o Coleman Cable, Inc., 1530 Shields Drive, Waukegan, Illinois 60085.

	Shares Beneficially Owned
	Number
Name	of Shares	Percent
David Bistricer (1)(2)	9,021	22.1%
Moric Bistricer (2)(3)	9,021	22.1
Richard N. Burger	1,618	4.0
Alexander Hasenfeld (4)	4,493	11.0
Ephraim Hasenfeld (4)	3,873	9.5
Hertz Hasenfeld (4)	3,873	9.5
Jeffrey D. Johnston	996	2.4
Shmuel D. Levinson	0	—
James G. London	0	—
Nachum Stein (4)	18,042	44.2
G. Gary Yetman	2,086	5.1
All executive officers and directors (7 persons)	31,763	77.9

(1)	Mr. D. Bistricer’s address is: 4611 12th Avenue, Brooklyn, New York 11219.

(2)	Mr. D. Bistricer and Mr. M. Bistricer each own 9,021 shares of record and beneficially. Mr. D. Bistricer is the adult son of Mr. M. Bistricer and they do not share a household. Accordingly, Mr. D. Bistricer is not deemed to be the beneficial owner of Mr. M. Bistricer’s shares.

(3)	Mr. M. Bistricer’s address is: c/o David Bistricer, 4611 12th Avenue, Brooklyn, New York 11219.

(4)	The 12,239 shares beneficially owned by Messrs. A. Hasenfeld, E. Hasenfeld and H. Hasenfeld are subject to a Voting Trust Agreement pursuant to which Mr. Stein has the right to vote, but not to dispose of, these shares. In addition, Mr. Stein has informal agreements to vote 565 shares, as well as the right to vote 1,106 shares pursuant to agreements with certain family members who hold the shares through a nominee. Accordingly, the beneficial ownership of these shares is attributable to Mr. Stein, and such shares are included in the number of shares beneficially owned by him. Mr. Stein’s address is: Nachum Stein, c/o American European Group, 444 Madison Avenue, Suite 501, New York, NY 10022. The address for Messrs. A. Hasenfeld, E. Hasenfeld and H. Hasenfeld is: c/o Nachum Stein, American European Group, 444 Madison Avenue, Suite 501, New York, New York 10022.
Equity Compensation Plan Information
     We do not maintain any compensation plans under which equity securities are authorized for issuance.
ITEM 13. Certain Relationships and Related Transactions
     David Bistricer and Nachum Stein each have a consulting arrangement with us in which they agree, in addition to their service as directors of the company, to provide advice and counsel on business planning and strategy, including advice on potential acquisitions. Pursuant to these arrangements, and for their service as directors, we pay each individual an annual fee of $250,000.
     We lease our corporate headquarters facility in Waukegan, IL, consisting of approximately 30,175 square feet, pursuant to a lease that we originally entered into as of September 11, 2003 with Panattoni Development Company, LLC, an unrelated third party (the “Lease”). In the third quarter of 2005, HQ2 Properties, LLC acquired the real estate covered by the Lease and, pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, became the landlord under the Lease. In addition, pursuant to a First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and us, the term of the Lease was extended by one year. The equity ownership of HQ2 Properties, LLC is substantially similar to the equity ownership of Coleman Cable, Inc. Accordingly, three of our directors (Messrs. D. Bistricer, Stein and Yetman) and each of our executive officers is an equity owner of HQ2 Properties, LLC.

     The Lease, as amended, expires on September 30, 2015, although we have the option to renew the Lease for up to two additional five-year periods. The rent payable under the lease consists of base rent, which was approximately $347,000 in the first year and escalates to approximately $444,000 in 2015, plus operating expenses and taxes, each calculated pursuant to the terms of the Lease. As a result, in the year ended December 31, 2005, we paid $148,000 pursuant to the Lease. In addition, the Lease contains other terms and conditions typical of agreements of this type.
ITEM 14. Principal Accountant Fees and Services
     During fiscal years 2004 and 2005, we retained Deloitte & Touche LLP to perform auditing and other services for us. The following table shows the fees paid or accrued by us for these services:

	2004	2005
Audit Fees	$313,000	$394,800
Audit-Related Fees	521,533	55,000
Tax Fees	228,225	205,750
All Other Fees	—	40,363
     Audit Fees represent fees for professional services provided in conjunction with the audit of our annual financial statements and amounts paid for interim reviews for the years ended December 31, 2004 and 2005. Audit-Related Fees include fees for professional services related primarily to the offering of the senior notes, including reviews of quarterly financial statements prior to 2004; consultation on accounting standards or transactions; and employee benefit plan audits. Tax Fees represent fees for professional services related to tax compliance (preparation of tax returns), tax planning (consultation on matters related to tax accounting methods), and tax advice (consultation on matters related to audit issues and the IRS review of our 2002, 2003 and 2004 corporate tax returns). All other fees represent forensic services in connection with the theft in our Miami Lakes, Florida manufacturing facility.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(1)	Financial Statements
     Reference is made to the Index to Consolidated Financial Statements appearing in Item 8, which is incorporated herein by reference.
(2)	Financial Statement Schedules

None.

(3)	Exhibits

See index to exhibits.

Coleman Cable, Inc. and Subsidiaries
All Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Coleman Cable, Inc.
     We have audited the accompanying consolidated balance sheets of Coleman Cable, Inc., and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 22, 2005

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2004	2005
	(Dollars in thousands)
NET SALES	$233,555	$285,792	$346,181

COST OF GOODS SOLD	198,457	240,260	292,755

GROSS PROFIT	35,098	45,532	53,426

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	18,262	26,475	25,654

RESTRUCTURING CHARGES, NET	249	(190)	—

OPERATING INCOME	16,587	19,247	27,772

INTEREST EXPENSE, NET	10,087	11,252	15,606

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	13,923	—

OTHER INCOME, NET	(110)	(13)	(1,267)

INCOME (LOSS) BEFORE INCOME TAXES	6,610	(5,915)	13,433

INCOME TAX EXPENSE	1,558	3,092	2,298

NET INCOME (LOSS)	$5,052	$(9,007)	$11,135

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,034	$58
Accounts receivable, less allowance for uncollectible accounts of $1,655 and $1,876, respectively	48,613	58,840
Inventories, net	50,134	67,889
Deferred income taxes	—	206
Prepaid expenses and other current assets	1,402	2,890

Total current assets	101,183	129,883

PROPERTY, PLANT AND EQUIPMENT:
Land	579	579
Buildings and leasehold improvements	8,024	7,732
Machinery, fixtures and equipment	41,440	44,894

	50,043	53,205
Less accumulated depreciation and amortization	(26,658)	(28,889)
Construction in progress	2,216	948

Property, plant and equipment, net	25,601	25,264

GOODWILL AND INTELLECTUAL PROPERTY, NET	60,663	60,651
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	9,609	5,590

TOTAL ASSETS	$197,056	$221,388

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$3,430	$874
Accounts payable	19,975	22,126
Accrued liabilities	14,664	16,776
Deferred income taxes	358	—

Total current liabilities	38,427	39,776

LONG-TERM DEBT	156,297	168,426
DEFERRED INCOME TAXES	132	115

SHAREHOLDERS’ EQUITY:
Common stock, par value $.001; 100,000 shares authorized and 40,784 shares issued and outstanding	—	—
Additional paid-in capital	25,559	25,559
Accumulated deficit	(23,359)	(12,488)

Total shareholders’ equity	2,200	13,071

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$197,056	$221,388

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2004	2005
	(Dollars in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$5,052	$(9,007)	$11,135
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	6,210	6,102	5,792
Noncash interest expense	1,502	1,104	—
Stock compensation	—	1,648	—
Loss on early extinguishment of debt	—	13,923	—
Noncash interest income	(227)	(245)	(110)
Deferred tax provision	(338)	(18)	(581)
Gain on the sales of fixed assets—net	(60)	(13)	(7)
Gain on sale of investment—net	—	—	(1,267)
Changes in operating assets and liabilities:
Accounts receivable	(5,375)	(11,309)	(10,227)
Inventories	(1,134)	(13,981)	(17,755)
Prepaid expenses and other assets	(123)	(560)	(1,417)
Accounts payable	12,327	(2,407)	1,985
Accrued liabilities	(1,064)	4,696	2,112

Net cash flow from operating activities	16,770	(10,067)	(10,340)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,345)	(4,714)	(6,171)
Purchase of intellectual property	(50)	—	—
Proceeds from the sales of fixed assets	784	13	—
Proceeds from sale of investment	—	—	4,382

Net cash flow from investing activities	(1,611)	(4,701)	(1,789)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving loan facilities	(6,450)	47,810	16,180
Early retirement of debt	—	(124,601)	(3,822)
Issuance of senior notes, net of issuance costs	—	113,392	—
Repayment of long-term debt	(7,204)	(3,686)	(941)
Borrowings of long-term debt	—	644	—
Repurchase of warrants	—	(3,000)	—
Dividends paid to shareholders	(1,501)	(14,806)	(264)

Net cash flow from financing activities	(15,155)	15,753	11,153

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4	985	(976)

CASH AND CASH EQUIVALENTS—Beginning of year	45	49	1,034

CASH AND CASH EQUIVALENTS—End of year	$49	$1,034	$58

NONCASH ACTIVITY
Reduction of carrying value of Oswego fixed assets and capital lease obligation	—	—	$1,878
Capital lease obligation	—	—	$34
Unpaid capital expenditures	—	—	$166
See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Retained
	Common	Additional	Earnings
	Stock	Paid-in	(Accumulated
	Issued	Capital	Deficit)	Total
	(Dollars in thousands)
BALANCE—January 1, 2003	—	$26,911	$(3,097)	$23,814

Net income	—	—	5,052	5,052
Dividends	—	—	(1,501)	(1,501)

BALANCE—December 31, 2003	—	26,911	454	27,365

Repurchase of warrants	—	(3,000)	—	(3,000)
Common stock issuance	—	1,648	—	1,648
Net loss	—	—	(9,007)	(9,007)
Dividends	—	—	(14,806)	(14,806)

BALANCE —December 31, 2004	—	25,559	(23,359)	2,200

Net income	—	—	11,135	11,135
Dividends	—	—	(264)	(264)

BALANCE —December 31, 2005	$—	$25,559	$(12,488)	$13,071

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(Dollars in thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation and Basis of Presentation— The financial statements include the accounts of Coleman Cable, Inc. and its wholly-owned subsidiaries (the “Company”). The Company manufactures and markets electrical and electronic wire and cable products for consumer, commercial and industrial applications. All intercompany accounts and transactions have been eliminated in consolidation.
     Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are required for several matters, including inventory valuation, determining the allowance for uncollectible accounts and accruals for sales incentives, depreciation, amortization and recoverability of long-lived assets as well as establishing restructuring, self-insurance, legal, environmental and tax accruals. Actual results could differ from those estimates. Summarized below is the activity for the allowance for uncollectible accounts:

	2003	2004	2005
Balance at Beginning of Year	$1,237	$1,373	$1,655
Provisions	408	653	369
Write-offs and credit allowances, net of recovery	(272)	(371)	(148)

Balance at End of Year	$1,373	$1,655	$1,876

     Revenue Recognition— The Company recognizes sales of its products when the products are shipped to customers and title passes to the customer in accordance with the terms of sale. Billings for shipping and handling costs are recorded as sales and related costs are included in cost of goods sold. A provision for payment discounts, product returns and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized.
     Cash and Cash Equivalents— The Company considers short-term investments with an original maturity of three months or less to be cash equivalents.
     Inventories— Inventories include material, labor and overhead costs and are recorded at the lower of cost or market on the first-in, first-out (FIFO) basis. The Company estimates losses for excess, obsolete inventory and the net realizable value of inventory based on the aging of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.
     Plant and Equipment— Plant and equipment are carried at cost and are depreciated over their estimated useful lives, ranging from three to twenty years, using principally the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of all long-lived assets is evaluated periodically in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to determine if adjustment to the depreciation period or the carrying value is warranted. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment. The Company uses projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carry amount of those assets to determine whether write-down is appropriate. If the Company identifies impairment, it will report a loss to the extent that the carrying values of the impaired assets exceed their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.
     The estimated useful lives of buildings range from 5 to 20 years; leasehold improvements have a useful life equal to the shorter of the useful life of the asset or the lease term; and estimated useful lives of machinery, fixtures and equipment range from 3 to 8 years.
     Software Development—Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on the accounting for the cost of computer software developed or obtained for internal use. In accordance with SOP No. 98-1 the Company expenses costs associated with software developed for use in the Company’s operations during the preliminary project and the post-implementation/operational stages and capitalizes the costs incurred in the application development stage. These costs consist primarily of outside consulting services and internal development costs and are amortized on a straight-line basis over the estimated useful life of the product, which is three years. As of December 31, 2004 and December 31, 2005 the amount capitalized was approximately $1,417 and $1,550, respectively, which is included in Machinery, Fixtures and Equipment in the consolidated balance sheets. Accumulated amortization was approximately $490 and $993 as of December 31, 2004 and December 31, 2005, respectively.
     Goodwill, Intellectual Property and Long-lived Assets— SFAS No. 142, Goodwill and Other Intangible Assets, addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, the Company does not amortize goodwill, but goodwill is subject to periodic impairment testing. In accordance with SFAS No. 144, the carrying value of all long-lived assets with definite lives, primarily property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. Intangible assets are amortized over their estimated useful lives.
     Income Taxes—The Company is treated as an S corporation for federal and state income tax purposes. Accordingly, the shareholders are responsible for federal and substantially all state income tax liabilities arising out of the operations. Dividends are paid annually to shareholders at amounts that approximate the shareholders’ current tax liability arising from their ownership in the Company. A wholly owned subsidiary of the Company, CCI Enterprises, Inc. (the “Subsidiary”) is a C corporation and, as such, is subject to federal and state income tax. The Company accounts for income taxes at the Subsidiary in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.
     Financial Instruments and Hedging— Financial instruments include working capital items and debt. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The Company also believes that the fair value of the Company’s debt instruments with third parties approximates the book value.
     Concentrations of credit risk arising from trade accounts receivable are due to selling to a number of customers in a particular industry. The Company performs ongoing credit evaluations of its customers’ financial condition and obtains collateral or other security when appropriate. No customer accounts for more than 10% of accounts receivable as of December 31, 2004 and December 31, 2005.
     Cash and cash equivalents are placed with a financial institution that the Company believes has an adequate credit standing. From time-to-time the Company enters into commodity contracts to hedge against future cost increases. The terms of the contracts have a term of less than one year. There were no outstanding contracts at December 31, 2004 and contracts with a value of $292 at December 31, 2005, which were included in cost of goods in the accompanying consolidated financial statements.
New Accounting Pronouncements
     In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements. FIN No. 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN No. 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending March 15, 2004. Adoption of FIN No. 46 in 2004 did not have an impact on the Company’s financial position or results of operations.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment. SFAS No. 123R supercedes APB No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. SFAS No. 123R is effective starting with the first interim period of the Company’s fiscal year beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company’s financial position or results of operations.
     In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies guidance provided by SFAS No. 143, Accounting for Asset Retirement Obligations. FIN No. 47 is effective for companies with fiscal years ending after December 15, 2005.

The adoption of FIN No. 47 did not have a significant impact on the Company’s financial position, results of operations or cash flows.
2. RESTRUCTURING CHARGES
     In 2002, the Company’s management approved the adoption of a restructuring plan to reduce administrative and operational overhead costs associated with production at its El Paso facility. The Company recorded restructuring charges of $2,100. The charges consisted of $1,620 for the write-off of fixed assets and facility exit costs and $480 of severance and related costs for hourly and salaried employment reductions at the facility. The plan involved the elimination of 145 positions.
     In 2003, the Company recorded an additional charge of $59 for facility exit costs associated with the 2002 restructuring. During 2003, the Company’s management approved the adoption of a restructuring plan to move the cord operations from its Waukegan facility to Miami. As of December 31, 2003 the Company recorded $190 of severance costs for the hourly and salaried employment reductions in accordance with SFAS No. 146, Accounting for Costs Associated with the Exit of Disposed Activities.
     In 2004, the Company reversed $190 of accruals recorded in prior years to income as such accruals were deemed no longer necessary.
     The following table summarizes the restructuring activity from December 31, 2002 through December 31, 2005:

	Employee	Facility
	Termination	Consolidation
	Costs	Costs	Total
BALANCE—December 31, 2002	$251	$198	$449
Additions	190	59	249
Uses	(131)	(167)	(298)

BALANCE—December 31, 2003	310	90	400

Adjustments	(190)	—	(190)
Uses	(120)	(90)	(210)

BALANCE —December 31, 2004 and 2005	$—	$—	$—

3. INVENTORIES
     Inventories consisted of the following:

	December 31,
	2004	2005
FIFO cost:
Raw materials	$13,158	$16,295
Work in progress	3,468	3,537
Finished products	33,508	48,057

Total	$50,134	$67,889

4. ACCRUED LIABILITIES
     Accrued liabilities at December 31, 2004 and December 31, 2005 consisted of the following:

	December 31,
	2004	2005
Salaries, wages and employee benefits	$4,364	$4,814
Sales incentives	4,604	6,093
Income taxes	—	24
Interest	3,186	3,121
Other	2,510	2,724

Total	$14,664	$16,776

5. GOODWILL AND INTELLECTUAL PROPERTY
     Intellectual property included in the accompanying consolidated balance sheets represents trademarks acquired in 2003 with an original cost of $50 and accumulated amortization of $15 and $27 as of December 31, 2004 and 2005. Related amortization expense was $12 and $12 for 2004 and 2005, respectively.
     As described in Note 13, the Company has eleven operating segments which are aggregated into the Company’s three reportable business segments. Intellectual property has been allocated to the Corporate segment. Goodwill was allocated as of January 1, 2002 as follows:

Electrical/Wire and Cable Distributors	$25,023
Specialty Distributors and OEM’s	31,696
Consumer Outlets	3,909

$60,628
     The amount of goodwill allocated to each operating segment has not changed since 2002. The Company’s review for potential goodwill impairment required by the provisions of SFAS No. 142 is performed at the operating segment level of the Company. The Company performs a review for potential goodwill impairment testing as of the end of each year. The Company’s review indicated that the fair value of each of the eleven operating segments, based primarily on discounted cash flow projections, exceeded the carrying value of each segment’s allocated share of net assets, and accordingly, there was no goodwill impairment in any year. The Company will continue to monitor financial performance indicators across the various operating segments, particularly in the Recreation/Transportation and Retail operating segments, which had combined goodwill balances of $4,047 at December 31, 2005.

6. DEBT

	December 31,	December 31
	2004	2005
Revolving credit facility	$29,820	$46,000
Senior notes	120,000	120,000
Capital lease obligations (refer to Note 9)	7,593	1,489
Other long-term debt, annual interest rates up to 6.5%, payable through 2019	2,314	1,811

	159,727	169,300
Less current portion	(3,430)	(874)

Total long-term debt	$156,297	$168,426

     Annual maturities of long-term debt for each of the next five years and thereafter in the aggregate are as follows:

2006	$874
2007	942
2008	969
2009	46,385
2010	10
Subsequent to 2010	120,120

Total debt maturities	$169,300

     On September 28, 2004, the Company completed a comprehensive refinancing of its bank debt. The refinancing included the following: (i) the private placement of 8-year senior unsecured notes (the “Notes”) and (ii) a new senior secured revolving credit facility (the “Revolving Credit Facility”), which became effective on that date. The Company received net proceeds of $113,392 from the Notes and borrowed $27,810 under the Revolving Credit Facility. The Company used the net proceeds from this refinancing transaction to repay the outstanding indebtedness of $77,739 plus accrued interest and other fees of $270 under the then- existing senior secured revolving credit facility and Term A and Term B loans. The Company also paid $36,862 plus accrued interest and other fees of $974 to redeem in full the 15% subordinated notes due 2008, a make-whole premium to the previous lenders of $10,000 and repurchased for $3,000 the outstanding warrants originally issued in connection with the subordinated notes. In connection with the refinancing, the Company also made a non-tax related distribution to shareholders of $14,110 and paid to certain members of senior management a special cash bonus and a stock bonus of $1,390 and $1,648, respectively. The Notes were issued in the amount of $120,000, bear interest at a fixed rate of 9.875% and mature in 2012. In connection with the refinancing, the Company incurred fees and expenses totaling $6,608, which are included in “debt issuance costs, net and other assets” in the accompanying consolidated balance sheets. The applicable fees and expenses are amortized over the respective lives of the Revolving Credit Facility and the Notes on a straight-line basis over 5 and 8 years, respectively. Amortization was $234 and $935 and accumulated amortization was $234 and $1,169 for December 31, 2004 and 2005, respectively. In connection with this refinancing, the Company also recorded a loss on early extinguishment of debt of $13,923. This loss consisted of the aforementioned make-whole premium and the write-off of the unamortized balance of $2,235 of previously deferred debt issuance costs.
     The indenture governing the Notes contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of its assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of December 31, 2005, the Company was in compliance with all of the covenants contained in the indenture.
     The Revolving Credit Facility will mature on September 28, 2009 and is an asset-based lending agreement whereby the Company can receive advances based on the lesser of $75,000 or the sum of 85% of eligible accounts receivable and 55% of inventories. The Revolving Credit Facility contains a $5,000 limit for letters of credit with outstanding letters of credit reducing the total amount available for borrowing under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the Company’s assets, including accounts receivable, inventory and any other tangible and intangible assets. Interest is payable at the bank’s prime rate plus a range of 0.25% to 1.25%, or at the option of the Company, LIBOR plus 1.75% to 2.75%. The Company classifies the portion of the Revolving Credit Facility that is expected to be repaid within the next year as a current liability. The Revolving Credit Facility accrued interest at an average rate of 4.39% and 5.7% and the Company’s average borrowed amount was $30,063 and $38,596 in the years ended December 31, 2004, and December 31, 2005, respectively, none of which was against the limit for letters of credit. As of December 31, 2005, the Company had $26,369 of additional borrowing capacity.
     The Revolving Credit Facility contains more restrictive covenants than the indenture governing the Notes, which consist of certain financial covenants, including, but not limited to, a fixed charge coverage ratio and a leverage ratio. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants relating to limitations on dividends and other indebtedness, liens, investments, guarantees, mergers and acquisitions, sales of assets, capital expenditures and leases. On November 2, 2005, the Company entered into an amendment to the Revolving Credit Facility with the lenders that removed the capital expenditures restriction originally contained in the Revolving Credit Facility since capital expenditures are effectively limited by the Fixed Charge Coverage Ratio. The Company was in compliance with all covenants in the Revolving Credit Facility as of December 31, 2005.
     The Notes and the Revolving Credit Facility both have restrictions on dividend distributions to shareholders, including but not limited to, a percentage of net income (less distributions for tax purposes). The distributions for tax purposes are computed at the shareholder applicable tax rate, net of any aggregated tax benefit received for prior periods. Distributions for tax purposes are not restricted so long as the Company qualifies as an S corporation. All distributions to shareholders permitted in 2004 pursuant to the Notes and the Revolving Credit Facility were paid as of December 31, 2004. The Company paid $264 of tax distributions to shareholders in 2005. Shareholder distributions for 2004 were $14,806 consisting of $696 of tax distributions and $14,110 of distributions in connection with the debt refinancing.
     In 2004, the Company’s former revolving credit facility had a weighted average interest rate on borrowings of 4.06% and a weighted average borrowing amount of $42,346 through the repayment date.
     In 2004, the Term A and Term B loans had a weighted average interest rate on borrowings of 4.42% and a weighted average borrowing amount of $31,267 through the repayment date.

     The Company had subordinated notes that were due June 30, 2008, issued under an indenture with Prudential (the “Subordinated Notes”). The Subordinated Notes were unsecured obligations of the Company, limited to a $32,000 aggregate principal amount, and would have matured on June 30, 2008. The Subordinated Notes bore interest at 12% per annum payable quarterly and 3% payable in-kind. The Subordinated Notes carried common stock purchase warrants, representing 16% of the then issued and outstanding shares of common stock. The Company redeemed these Subordinated Notes on September 28, 2004. The Subordinated Notes also carried contingent warrants, which constituted 2% of the then issued and outstanding shares of common stock at September 28, 2004. All of the warrants were valued at fair value at the time of the issuance and were reflected as additional paid-in capital and as a discount to the Subordinated Notes’ principal value. The unamortized discount of the warrants at December 31, 2003 and September 28, 2004 was $1,982 and $1,688, respectively. The Company repurchased for $3,000 all outstanding warrants on September 28, 2004.
     In connection with the purchase of the Oswego Wire Incorporated facility (“Oswego”) and certain related equipment Oswego acquired the rights and assumed the capital lease obligation of Copperweld Corporation (“Copperweld”) under a certain Amended and Restated Sale Agreement (“Sale Agreement”) between Copperweld and the County of Oswego Industrial Development Agency (“IDA”). Terms of the Sale Agreement specified payment of $5,700 on July 1, 2012 with interest to be paid quarterly through that date on the outstanding balance at a rate of 55% of prime. In order to secure payment of the loan, in 1987, the Company purchased and placed in a dedicated fund $675 of 8.7% zero coupon bonds issued by the Municipal Authority of Westmoreland County, Pennsylvania, redeemable in the amount of $5,700 on July 1, 2012. Upon maturity, the proceeds of the investment in the zero coupon bonds were to be used to fulfill the obligation under the Sale Agreement. The market value of the bond at December 31, 2004 was $4,325. The bonds were expected to be held to maturity, and were carried at their original cost of $675 plus accumulated interest of $2,330 and were included in other assets in the accompanying consolidated balance sheet at December 31, 2004. Copperweld had a security interest in certain property and equipment with a net book value of $559 at December 31, 2004.
     On May 16, 2005, Oswego and Copperweld reached a definitive agreement regarding the accelerated payment of the $5,700 lease obligation due under the Sale Agreement. Oswego sold the zero coupon bonds for $4,382 and made a cash payment of $3,822 to Copperweld, in exchange for complete settlement of Oswego’s obligations under the Amended and Restated Sale Agreement and the conveyance by Copperweld to Oswego of all of Copperweld’s rights, title and interest in and to the Oswego facility, free and clear of any liens and encumbrances held by Oswego County. The Company recognized a gain of $1,267 related to the sale of the zero coupon bonds, which is included in “Other income” and reduced the carrying value of the Oswego fixed assets by $1,878, the amount by which the lease obligation exceeded the amount paid to settle the obligation.
     The Company has notes issued to the IDA for the financing of certain machinery and capital improvements. The notes include $3,300 for a machinery loan requiring 108 monthly payments of $40, which bears interest at 5.97% per annum. The outstanding balance of the loan at December 31, 2005 was $1,262. A capital improvement loan on the building was also obtained for $200, requiring 240 monthly payments and bearing interest at 6.25% per annum. The balance of the loan at December 31, 2004 and December 31, 2005 was $170 and $163, respectively.
Interest expense was $15,722 net of interest income of $116 for the year ended December 31, 2005.
7. INCOME TAXES
     The Subsidiary had pretax income for financial statement purposes for the years ended December 31, 2003, 2004 and 2005. Accordingly, the Company had an income tax expense during this period. The income tax expense consists of the following:

	2003	2004	2005
Current	$1,220	$3,074	$2,879
Deferred	338	18	(581)

Income tax	$1,558	$3,092	$2,298

     The Company’s deferred taxes result primarily from the Subsidiary’s estimated future tax effect of differences between financial and tax basis of assets and liabilities based on enacted tax laws. Valuation allowances, if necessary, are provided against deferred tax assets that are not likely to be realized. No such valuation allowances have been recorded. Prior to November 30, 2005, the Company also recognized deferred taxes as a result of the factoring of intercompany receivables, which was discontinued as of that date. The Subsidiary sold all remaining factored accounts receivable back to the Company.
     Significant components of the Subsidiary’s deferred tax (assets) and liabilities as of December 31, 2004 and 2005 are as follows:

	2004	2005
Deferred tax assets:
Reserves not deducted for tax	$(312)	$(246)

Deferred tax liabilities:
Factoring income recognized for tax	638	—
Other	164	155

Net deferred tax liability (asset)	$490	$(91)

     The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2003, 2004 and 2005. A reconciliation of the statutory federal income tax amount to the income tax expense recorded on the Company’s income statement is as follows:

	2003	2004	2005
U.S. Federal statutory rate (benefit)	$2,314	$(2,011)	$4,702
Increase (decrease) in income taxes resulting from:
Non-taxable S corporation (income) losses	(688)	4,917	(2,649)
State taxes	112	168	81
Other	(180)	18	164

Income taxes	$1,558	$3,092	$2,298

     The Internal Revenue Service is currently reviewing the Company’s 2002, 2003, and 2004 federal income tax returns. Management believes that the ultimate outcome of this examination will not result in a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
8. EMPLOYEE BENEFITS
     The Company provides defined contribution savings plans for management and other employees. The plans provide for fixed matching contributions based on the terms of such plans to the accounts of plan participants. Additionally, the Company, with the approval of its Board of Directors, may make discretionary contributions. The Company expensed $347, $386 and $440 related to these savings plans during 2003, 2004 and 2005, respectively.
9. COMMITMENTS AND CONTINGENCIES
     Operating Leases—The Company leases certain of its buildings, machinery and equipment under operating lease agreements that expire at various dates over the next ten years. Rent expense for such leases was $3,135, $2,919 and $3,104 for 2003, 2004 and 2005, respectively. Minimum future rental payments under noncancellable operating leases, with initial lease terms in excess of one year, for each of the next five years and thereafter in the aggregate are as follows:

2006	$2,607
2007	1,418
2008	978
2009	983
2010	959
Subsequent to 2010	3,873

Total minimum rental payments	$10,818

     Capital Leases—The Company leases various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The assets are amortized/depreciated over the shorter of their related lease terms or their estimated productive lives.
     Minimum future lease payments under capital leases as of December 31, 2005 are as follows:

2006	$514
2007	509
2008	509
2009	300
Subsequent to 2009	—

Total minimum lease payments	1,832
Less amounts representing interest	(343)

Present value of net minimum lease payments	1,489
Less current portion	(360)

Long-term obligations under capital leases	$1,129

     Obligations under capital leases are included with debt in the accompanying consolidated balance sheet (see Note 6).
     Legal Matters—The Company is party to two environmental claims. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located a half mile east of Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980’s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwaters at the site with hazardous substances. In 1984, the U.S. Environmental Protection Agency listed this site on the National Priorities List. Riblet Products Corporation, with which the Company merged in 2000, was identified through documents as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the Environmental Protection Agency identifying it as a party potentially liable under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for cleanup of the site.

     In 2004, the Company along with other “potentially responsible parties” (“PRPs”) entered into a Consent Decree with the Environmental Protection Agency requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. The Company has entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, the Company is responsible for 9.19% share of the costs for the RD/RA. The Company recorded an accrual in 2004 for $380 for this liability, and the accrual remained unchanged as of December 31, 2005.
     On March 16, 2005, the Company received notice from a PRP Group that the Company had potential liability at the HIMCO Dump Site in Elkhart, Indiana as a result of the activities of Riblet Products Corporation, and the Company could resolve those potential liabilities by a commitment to pay a cashout settlement and an administrative assessment to cover past and future group expenses on a per capita basis. The Company recorded an accrual in 2004 for $71 for this liability, and the accrual remained unchanged as of December 31, 2005.
     During 2004, the Company settled a commercial dispute with a former software vendor. The settlement resulted in the Company receiving $150 in cash and the release of a $645 liability. Such amounts have been recorded as a reduction of selling, engineering, general and administrative expense for the year ended December 31, 2004.
     The Company believes that its accruals related to the environmental, litigation and other claims are sufficient and that these items and its rights to available insurance and indemnity will be resolved without material adverse effect on its financial position, results of operations and liquidity, individually or in the aggregate. The Company cannot, however, provide assurance that this will be the case.
     Self-Insurance—The Company is primarily self-insured for health costs for covered individuals in several of its facilities and believes that it maintains adequate accruals to cover the retained liability. The accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. The Company’s self-insurance expenses were $759, $750 and $962 in 2003, 2004 and 2005, respectively.
10. SUPPLEMENTAL CASH FLOW INFORMATION

	2003	2004	2005
Cash paid for income taxes	$971	$2,568	$2,792
Cash interest payments	8,323	6,499	14,813
11. RELATED PARTIES
     In July 2004, the Company entered into an operating lease for the corporate office located in Waukegan, Illinois (the “Corporate Office”) with a third-party lessor. The lease was negotiated at the then-prevailing market terms. In 2005, substantially all of the shareholders of the Company contributed cash equity to form HQ2 Properties, LLC (“HQ2”), which then purchased the Corporate Office in August 2005. HQ2 assumed the existing lease on the same terms from the previous lessor, with the exception of the lease term, which was extended from 2014 to 2015. Rent paid to HQ2 for the six months ended December 31, 2005 was $148.
     Two of the Company’s shareholders have consulting arrangements with the Company whereby, in addition to their service as directors of the Company, they provide advice and counsel on business planning and strategy, including advice on potential acquisitions. Pursuant to this arrangement, and for their service as directors, the Company paid each eligible individual fees of $38, $100 and $250 in 2003, 2004 and 2005, respectively.

12. INVENTORY THEFT
     During the quarter ended September 30, 2005, the Company experienced a theft of inventory as a result of break-ins at the manufacturing facility located in Miami Lakes, Florida. The Company believes it will recover the amount of the loss, net of deductibles, under its insurance policy. As a result of the loss, the value of inventory was reduced by $1,280 and an insurance receivable was recorded and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2005.
13. BUSINESS SEGMENT INFORMATION
     The Company has three reportable business segments: Electrical/Wire and Cable Distributors, Specialty Distributors and OEMs, and Consumer Outlets. These segment classifications are based on an aggregation of customer groupings and distribution channels because this is the way the Company’s chief operating decision maker evaluates the results of each operating segment.
     The Company has aggregated operating segments into three reportable business segments in accordance with the criteria defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company’s operating segments have common production processes and manufacturing capacity. Accordingly, the Company does not identify all of its net assets to its operating segments. Depreciation expense is not allocated to the Company’s segments but is included in its manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through the Company’s numerous manufacturing work centers. Accordingly, as products are sold across multiple segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each operating segment.
     Revenues by business segment generate sales to unaffiliated customers and no one customer or group of customers under common control accounted for more that 10% of consolidated net sales. Export sales are not material. Intercompany sales among segments represent primarily the sale of fabricated base wire products by Oswego Wire, which is included in the Company’s Specialty Distributors and OEMs segment, to other segments and are eliminated in consolidation.

End Markets	Principal Products	Applications	Customers

Electrical/Wire and Cable Distributors

Electrical Distribution	Industrial power, electronic and communication cables, low voltage wire and assembled products	Construction and industrial MRO applications	Buying groups, national chains and independent distributors

Wire and Cable Distribution	Industrial power, electronic and communication cables and low voltage wire	Construction and industrial MRO applications	Independent distributors

Specialty Distributors and OEMs

OEM/Government	Custom cables	Various marine, lighting, mobile equipment, entertainment and military applications	OEMs and governmental agencies/ subcontractors

End Markets	Principal Products	Applications	Customers

HVAC/R	Thermostat cable and assembled products	Services the electric controls for HVAC/R	Independent distributors and consignment manufacturers

Irrigation	Irrigation, sprinkler and polyethylene golf course cables	Commercial and residential sprinkler systems, low voltage lighting applications and well pumps	Turf and landscape, golf course and submersible pump distributors

Industrial/Contractor	Extension cords, ground fault circuit interrupters, industrial cord reels, custom cords, trouble lights, portable halogen lights and electrical/electronic cables	Various commercial construction and industrial applications	Specialty, tool and fastener distributors; MRO/industrial catalog houses and retail/ general construction supply houses

Security/Home Automation	Electronic and communication wire and cables	Security, home automation, audio, data communication and fire safety	Security, audio-video, residential and commercial distributors

Recreation/Transportation	Machine tool wire, portable cords and adapters, and coaxial, speaker alarm and other cable	RV wiring products	Manufactured housing OEMs and RV aftermarket suppliers

Copper Fabrication	Specialty copper products	Appliances, fire alarms, security systems, electronics, automotive, telecommunications, military, industrial, high temperature and geophysical	Other channels within the Company and other small specialized wire and cable manufacturers

Consumer Outlets

Retail	Extension cords, trouble lights, surge and strip and electrical/electronic cable products	Wide variety of consumer applications	National and regional mass merchandisers, home centers, hardware distributors, warehouse clubs and other consumer retailers

Automotive	Battery booster cables, battery cables and accessories	Broad spectrum of automotive applications	National and regional retailers
     Segment operating income represents income from continuing operations before interest income or expense, other income and income taxes. Corporate consists of items not charged or allocated to a particular segment, including costs for employee relocation, discretionary bonuses, professional fees, restructuring, management fees and intangible amortization. The accounting policies of the segments are the same as those described in Note 1.

     Financial data for the Company’s business segments are as follows:

	2003	2004	2005
Net Sales:
Electrical/Wire & Cable Distributors	$82,022	$95,810	$114,561
Specialty Distributors & OEMs	106,847	137,474	183,590
Consumer Outlets	49,041	56,525	59,694
Intercompany eliminations	(4,355)	(4,017)	(11,664)

Total	$233,555	$285,792	$346,181

Operating Income:
Electrical/Wire & Cable Distributors	$6,856	$9,010	$13,643
Specialty Distributors & OEMs	9,121	13,112	14,693
Consumer Outlets	3,328	3,399	3,465

Total	19,305	25,521	31,801
Corporate	(2,718)	(6,274)	(4,029)

Consolidated operating income	$16,587	$19,247	$27,772

     Net sales of the Company’s principal products by targeted end market are as follows:

End Markets	2003	2004	2005

Electrical/Wire and Cable Distributors
Electrical Distribution	$65,995	$79,897	$92,582
Wire and Cable Distribution	16,027	15,913	21,979

Specialty Distributors and OEMs
OEM/Government	13,085	22,369	29,798
HVAC/R	16,877	23,787	28,212
Irrigation	19,681	24,061	24,901
Industrial/Contractor	16,383	19,812	24,258
Security/Home Automation	19,901	21,040	35,568
Recreation/Transportation	10,215	12,907	18,070
Copper Fabrication	10,705	13,498	22,783

Consumer Outlets
Retail	32,050	39,474	42,364
Automotive	16,991	17,051	17,330
Intercompany Eliminations Total Sales	(4,355)	(4,017)	(11,664)

Total Sales	$233,555	$285,792	$346,181

14. SUPPLEMENTAL GUARANTOR INFORMATION
     The payment obligations of the Company under the Notes and the Revolving Credit Agreement (see Note 6) are guaranteed by certain of the Company’s wholly owned subsidiaries (Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Coleman Cable, Inc. (Parent) and the Company’s Guarantor Subsidiaries — CCI Enterprises, Inc., CCI International, Inc., and Oswego Wire Incorporated.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003

		GUARANTOR
	PARENT	SUBSIDIARIES	ELIMINATIONS	TOTAL

Net sales	$217,042	$24,502	$(7,989)	$233,555
Cost of goods sold	188,225	10,232	—	198,457

Gross profit	28,817	14,270	(7,989)	35,098
Selling, engineering, general and administrative expenses	16,854	9,397	(7,989)	18,262
Restructuring charges, net	249	—	—	249

Operating income	11,714	4,873	—	16,587
Interest expense, net	9,687	400	—	10,087
Other income	(30)	(80)	—	(110)

Income before income taxes	2,057	4,553	—	6,610
Income tax expense	123	1,435	—	1,558
Income from guarantor subsidiaries	3,118	—	(3,118)	—

Net income	$5,052	$3,118	$(3,118)	$5,052

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004

		GUARANTOR
	PARENT	SUBSIDIARIES	ELIMINATIONS	TOTAL

Net sales	$265,055	$35,827	$(15,090)	$285,792
Cost of goods sold	227,923	12,337	—	240,260

Gross profit	37,132	23,490	(15,090)	45,532
Selling, engineering, general and administrative expenses	27,324	14,241	(15,090)	26,475
Restructuring charges, net	(190)	—	—	(190)

Operating income	9,998	9,249	—	19,247
Interest expense, net	10,898	354	—	11,252
Loss on early extinguishment of debt	13,923	—	—	13,923
Other income	(13)	—	—	(13)

Income (loss) before income taxes	(14,810)	8,895	—	(5,915)
Income tax expense	168	2,924	—	3,092
Income from guarantor subsidiaries	5,971	—	(5,971)	—

Net income (loss)	$(9,007)	$5,971	$(5,971)	$(9,007)

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

		GUARANTOR
	PARENT	SUBSIDIARIES	ELIMINATIONS	TOTAL

Net sales	$316,756	$41,412	$(11,987)	$346,181
Cost of goods sold	271,519	21,236	—	292,755

Gross profit	45,237	20,176	(11,987)	53,426
Selling, engineering, general and administrative expenses	24,458	13,183	(11,987)	25,654

Operating income	20,779	6,993	—	27,772
Interest expense, net	15,089	517	—	15,606
Other income	—	(1,267)	—	(1,267)

Income before income taxes	5,690	7,743	—	13,433
Income tax expense	57	2,241	—	2,298
Income from guarantor subsidiaries	5,502	—	(5,502)	—

Net income	$11,135	$5,502	$(5,502)	$11,135

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004

		GUARANTOR
	PARENT	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,024	$10	$—	$1,034
Accounts receivable, net of allowances	—	48,613	—	48,613
Intercompany receivable	34,389	—	(34,389)	—
Inventories, net	47,203	2,931	—	50,134
Prepaid expenses and other current assets	3,005	697	(2,300)	1,402

Total current assets	85,621	52,251	(36,689)	101,183

PROPERTY, PLANT AND EQUIPMENT, NET	16,785	8,816	—	25,601

GOODWILL AND INTELLECTUAL PROPERTY, NET	60,522	141	—	60,663

DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	6,601	3,008	—	9,609
INVESTMENT IN SUBSIDIARIES	15,226	—	(15,226)	—

TOTAL ASSETS	$184,755	$64,216	$(51,915)	$197,056

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,907	$523	$—	$3,430
Accounts payable	19,264	711	—	19,975
Intercompany payable	—	34,389	(34,389)	—
Accrued liabilities	11,700	5,264	(2,300)	14,664
Deferred income taxes	—	358	—	358

Total current liabilities	33,871	41,245	(36,689)	38,427

LONG-TERM DEBT	148,684	7,613	—	156,297
DEFERRED INCOME TAXES	—	132	—	132

Additional paid in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(23,359)	15,225	(15,225)	(23,359)

Total shareholders’ equity	2,200	15,226	(15,226)	2,200

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$184,755	$64,216	$(51,915)	$197,056

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005

		GUARANTOR
	PARENT	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38	$20	$—	$58
Accounts receivable, net of allowances	57,402	1,438	—	58,840
Intercompany receivable	—	16,449	(16,449)	—
Inventories, net	61,282	6,607	—	67,889
Deferred income taxes	—	206	—	206
Prepaid expenses and other current assets	2,025	865	—	2,890

Total current assets	120,747	25,585	(16,449)	129,883

PROPERTY, PLANT AND EQUIPMENT, NET	18,954	6,310	—	25,264

GOODWILL AND INTELLECTUAL PROPERTY, NET	60,510	141	—	60,651

DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,587	3	—	5,590
INVESTMENT IN SUBSIDIARIES	20,728	—	(20,728)	—

TOTAL ASSETS	$226,526	$32,039	$(37,177)	$221,388

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$322	$552	$—	$874
Accounts payable	21,156	970	—	22,126
Intercompany payable	12,316	4,133	(16,449)	—
Accrued liabilities	12,619	4,157	—	16,776

Total current liabilities	46,413	9,812	(16,449)	39,776

LONG-TERM DEBT	167,042	1,384	—	168,426
DEFERRED INCOME TAXES	—	115	—	115

Additional paid in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(12,488)	20,727	(20,727)	(12,488)

Total shareholders’ equity	13,071	20,728	(20,728)	13,071

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$226,526	$32,039	$(37,177)	$221,388

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003

		GUARANTOR
	PARENT	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,052	$3,118	$(3,118)	$5,052
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	5,344	866	—	6,210
Noncash interest expense	1,502	—	—	1,502
Noncash interest income	—	(227)	—	(227)
Deferred tax provision	—	(338)	—	(338)
Gain on sale of fixed assets, net	(17)	(43)	—	(60)
Equity in consolidated subsidiary	(3,118)	—	3,118	—
Changes in operating assets and liabilities:
Accounts receivable	—	(5,375)	—	(5,375)
Inventories	(2,235)	1,101	—	(1,134)
Prepaid expenses and other assets	598	(121)	(600)	(123)
Accounts payable	12,667	(340)	—	12,327
Intercompany accounts	(4,981)	4,981	—	—
Accrued liabilities	1,827	(3,491)	600	(1,064)

Net cash flow from operating activities	16,639	131	—	16,770

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,257)	(88)	—	(2,345)
Purchase of intellectual property	(50)	—	—	(50)
Proceeds from the sales of fixed assets	338	446	—	784

Net cash flow from investing activities	(1,969)	358	—	(1,611)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	(6,450)	—	—	(6,450)
Repayment of long-term debt	(6,716)	(488)	—	(7,204)
Dividends paid to shareholders	(1,501)	—	—	(1,501)

Net cash flow from financing activities	(14,667)	(488)	—	(15,155)

INCREASE IN CASH AND CASH EQUIVALENTS	3	1	—	4

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	36	9	—	45

CASH AND CASH EQUIVALENTS, END OF YEAR	$39	$10	$—	$49

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004

		GUARANTOR
	PARENT	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,007)	$5,971	$(5,971)	$(9,007)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	5,180	922	—	6,102
Noncash interest expense	1,104	—	—	1,104
Stock compensation	1,648	—	—	1,648
Loss on early extinguishment of debt	13,923	—	—	13,923
Noncash interest income	—	(245)	—	(245)
Deferred tax provision	—	(18)	—	(18)
Gain on sale of fixed assets, net	(13)	—	—	(13)
Equity in consolidated subsidiary	(5,971)	—	5,971	—
Changes in operating assets and liabilities:
Accounts receivable	—	(11,309)	—	(11,309)
Inventories	(13,116)	(865)	—	(13,981)
Prepaid expenses and other assets	(437)	(223)	100	(560)
Accounts payable	(2,474)	67	—	(2,407)
Intercompany accounts	(6,764)	6,764	—	—
Accrued and other long-term liabilities	4,673	123	(100)	4,696

Net cash flow from operating activities	(11,254)	1,187	—	(10,067)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,564)	(1,150)	—	(4,714)
Proceeds from the sales of fixed assets	13	—	—	13

Net cash flow from investing activities	(3,551)	(1,150)	—	(4,701)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	47,810	—	—	47,810
Early retirement of debt	(124,601)	—	—	(124,601)
Issuance of senior notes, net of issuance costs	113,392	—	—	113,392
Repayment of long-term debt	(3,005)	(681)	—	(3,686)
Borrowings of long-term debt	—	644		644
Repurchase of warrants	(3,000)	—	—	(3,000)
Dividends paid to shareholders	(14,806)	—	—	(14,806)

Net cash flow from financing activities	15,790	(37)	—	15,753

INCREASE IN CASH AND CASH EQUIVALENTS	985	0	—	985

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	39	10	—	49

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,024	$10	$—	$1,034

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005

		GUARANTOR
	PARENT	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$11,135	$5,502	$(5,502)	$11,135
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	4,867	925	—	5,792
Noncash interest income	—	(110)	—	(110)
Deferred tax provision	—	(581)	—	(581)
Gain on sale of fixed assets, net	(7)	—	—	(7)
Gain on sale of investment, net	—	(1,267)	—	(1,267)
Equity in consolidated subsidiary	(5,502)	—	5,502	—
Changes in operating assets and liabilities:
Accounts receivable	(57,402)	47,175	—	(10,227)
Inventories	(14,079)	(3,676)	—	(17,755)
Prepaid expenses and other assets	1,051	(168)	(2,300)	(1,417)
Accounts payable	1,726	259	—	1,985
Intercompany accounts	46,705	(46,705)	—	—
Accrued liabilities	919	(1,107)	2,300	2,112

Net cash flow from operating activities	(10,587)	247	—	(10,340)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures of fixed assets	(5,908)	(263)	—	(6,171)
Proceeds from the sale of fixed assets	—	—	—	—
Proceeds from the sale of investment	—	4,382	—	4,382

Net cash flow from investing activities	(5,908)	4,119	—	(1,789)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	16,180	—	—	16,180
Early retirement of debt	—	(3,822)	—	(3,822)
Repayment of long-term debt	(407)	(534)	—	(941)
Borrowings of long-term debt	—	—	—	—
Dividends paid to shareholders	(264)	—	—	(264)

Net cash flow from financing activities	15,509	(4,356)	—	11,153

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(986)	10	—	(976)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,024	10	—	1,034

CASH AND CASH EQUIVALENTS, END OF YEAR	$38	$20	$—	$58

NON CASH ACTIVITY
Reduction in carrying value of Oswego fixed assets and capital lease obligation	$—	$1,878	$—	$1,878
Capital lease obligations	$—	$34	$—	$34
Unpaid capital expenditures	$166	$—	$—	$166

15. RESTATED QUARTERLY RESULTS (UNAUDITED)

	First		Second		Third		Fourth		Total
	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005
Total Net Sales	$62,902	$74,761	$67,428	$82,865	$75,804	$93,625	$79,658	$94,930	$285,792	$346,181
Gross Profit	$10,692	$10,161	$11,421	$11,689	$12,244	$14,677	$11,175	$16,899	$45,532	$53,426
Total Operating Income	$5,782	$4,238	$5,478	$5,874	$2,666	$8,190	$5,321	$9,470	$19,247	$27,772
Total Net Income	$2,704	$60	$1,971	$2,659	$(14,753)	$3,426	$1,071	$4,990	$(9,007)	$11,135
     The third quarter of 2004 included a $13,923 loss on early extinguishment of debt in connection with the refinancing of bank debt. Also included was a special bonus to certain members of senior management totaling $3,038.
     The second quarter of 2005 included a $1,267 gain related to the sale of zero coupon bonds in May 2005.
     Subsequent to the issuance of the interim financial statements for the quarterly period ended September 30, 2005, the Company determined that an error resulting from an overpayment to a vendor had occurred in the recording of accounts payable and cost of goods sold for July 2005. As a result, the above quarterly results for the third quarter of 2005 have been restated to correct this error. The effect of the restatement decreased cost of goods sold by $1,339 from $80,287 as previously reported, and increased gross profit, operating income, and net income by the same amount from $13,338, $6,851, and $2,087, respectively, as previously reported.
16. Subsequent Event
The Board of Directors declared shareholder dividends of $5,303 on March 21, 2006, consisting of $4,650, which was the maximum discretionary amount permitted under the Revolving Credit Facility, plus $653 of tax distributions.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of March 2006.

COLEMAN CABLE, INC (Registrant)

By	/s/ G. Gary Yetman

G. Gary Yetman President and Chief Executive Officer
POWER OF ATTORNEY
     The undersigned officers and directors of Coleman Cable, Inc. hereby severally constitute G. Gary Yetman and Richard N. Burger and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally do all such things in our name and on our behalf in our capacities as officers and directors to enable Coleman Cable, Inc. to comply with the provisions of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on this Annual Report on Form 10-K and any and all amendments thereto.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of March 2006.

/s/ G. Gary Yetman	Director, President and Chief Executive Officer

G. Gary Yetman

Executive Vice President, Chief Financial Officer,
/s/ Richard N. Burger	Secretary and Treasurer (Principal Financial and
Accounting Officer)
Richard N. Burger

/s/ David Bistricer	Director

David Bistricer

/s/ Nachum Stein	Director

Nachum Stein

/s/ Shmuel D. Levinson	Director

Shmuel D. Levinson

/s/ James G. London	Director

James G. London

S-1

Index to Exhibits

Item No.		Description
3.1	—	Certificate of Incorporation of Coleman Cable, Inc., incorporated herein by reference to our Form S-4 filed on April 26, 2005.

3.2	—	By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.1	—	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.2	—	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.1	—	Credit Agreement dated as of September 28, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, ING Capital LLC and National City Business Credit, Inc., as Syndication Agents, and PNC Bank, National Association and Associated Bank, National Association, as Documentation Agents, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.2	—	First Amendment and Waiver to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.3	—	Second Amendment to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

*10.4	—	Consulting Agreement dated as of October 1, 2004 by and between Coleman Cable, Inc. and David Bistricer, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

*10.5	—	Consulting Agreement dated as of October 1, 2004 by and between Coleman Cable, Inc. and Nachum Stein, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.6	—	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.7	—	Third Amendment to Credit Agreement dated as of November 2, 2005 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

S-1

Item No.		Description
21.1	—	Subsidiaries.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

S-2