Form 10-Q
period 2006-03-31
Coleman Cable, Inc.
filed 2006-05-15
CIK 1323653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 333-124334

COLEMAN CABLE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware
(State or other jurisdiction of	36-4410887
incorporation or organization)	(I.R.S. Employer Identification No.)
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

Larger Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Common shares outstanding March 31, 2006: 40,784

PART I.
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2005	2006
NET SALES	$74,761	$90,798
COST OF GOODS SOLD	64,600	74,229

GROSS PROFIT	10,161	16,569

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	5,923	6,742

OPERATING INCOME	4,238	9,827

INTEREST EXPENSE, NET	3,662	4,065
OTHER INCOME	—	(11)

INCOME BEFORE INCOME TAXES	576	5,773

INCOME TAX EXPENSE	516	665

NET INCOME	$60	$5,108

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,	March 31,
	2005	2005	2006
		(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58	$45	$62
Accounts receivable, less allowance for uncollectible accounts of $1,876, $1,670 and $1,872, respectively	58,840	47,790	56,521
Inventories	67,889	54,881	73,489
Deferred income taxes	206	—	167
Prepaid expenses and other current assets	2,890	1,363	3,085

Total current assets	129,883	104,079	133,324

PROPERTY, PLANT AND EQUIPMENT:
Land	579	579	579
Buildings and leasehold improvements	7,732	8,024	7,769
Machinery, fixtures and equipment	44,894	42,520	43,877

	53,205	51,123	52,225
Less accumulated depreciation and amortization	(28,889)	(27,645)	(28,986)
Construction in progress	948	2,373	1,355

Property, plant and equipment, net	25,264	25,851	24,594

GOODWILL AND INTELLECTUAL PROPERTY, NET	60,651	60,660	60,648
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,590	9,441	5,363

TOTAL ASSETS	$221,388	$200,031	$223,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$874	$3,401	$887
Accounts payable	22,126	25,595	29,257
Accrued liabilities	16,776	13,521	14,766
Deferred income taxes	—	354	—

Total current liabilities	39,776	42,871	44,910

LONG-TERM DEBT	168,426	154,769	166,407
DEFERRED INCOME TAXES	115	131	87
SHAREHOLDERS’ EQUITY:
Common stock, par $.001; 100,000 shares authorized and 40,784 issued and outstanding	—	—	—
Additional paid-in capital	25,559	25,559	25,559
Accumulated deficit	(12,488)	(23,299)	(13,034)

Total shareholders’ equity	13,071	2,260	12,525

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$221,388	$200,031	$223,929

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$60	$5,108
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	1,454	1,741
Noncash interest income	(66)	—
Deferred tax provision	(5)	11
Loss on disposal of fixed assets — net	5	64
Gain on sale of investment — net	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	823	2,319
Inventories	(4,747)	(5,600)
Prepaid expenses and other assets	39	(273)
Accounts payable	5,620	7,141
Accrued liabilities	(1,143)	(2,010)

Net cash flow from operating activities	2,040	8,490

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,472)	(908)
Proceeds from sale of investment	—	82

Net cash flow from investing activities	(1,472)	(826)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(1,320)	(1,791)
Repayment of long-term debt	(237)	(215)
Dividends paid to shareholders	—	(5,654)

Net cash flow from financing activities	(1,557)	(7,660)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(989)	4

CASH AND CASH EQUIVALENTS — Beginning of period	1,034	58

CASH AND CASH EQUIVALENTS — End of period	$45	$62

NONCASH ACTIVITY
Unpaid capital expenditures	—	156

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands)
1.	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.	INVENTORIES

Inventories consisted of the following:

	December 31, 2005	March 31, 2005	March 31, 2006
FIFO cost:
Raw materials	$16,295	$14,847	$18,265
Work in progress	3,537	4,570	3,388
Finished products	48,057	35,464	51,836

Total	$67,889	$54,881	$73,489

3.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2005	March 31, 2005	March 31, 2006
Salaries, wages and employee benefits	$4,814	$2,291	$2,928
Sales incentives	6,093	2,527	3,117
Income taxes	24	242	104
Interest	3,121	6,141	6,038
Other	2,724	2,320	2,579

Total	$16,776	$13,521	$14,766

4.	DEBT

	December 31,2005	March 31, 2005	March 31, 2006
Revolving credit facility	$46,000	$28,500	$44,210
Senior notes	120,000	120,000	120,000
Capital lease obligations	1,489	7,485	1,399
Other long-term debt, annual interest rates up to 6.25%, payable through 2019	1,811	2,185	1,685

	169,300	158,170	167,294
Less current portion	(874)	(3,401)	(887)

Total long-term debt	$168,426	$154,769	$166,407

The indenture governing the Company’s 8-year senior unsecured notes (the “Notes”) contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of its assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of March 31, 2006, the Company was in compliance with all of the covenants contained in the indenture.

The Company’s senior secured revolving credit facility (the “Revolving Credit Facility”) will mature on September 28, 2009 and is an asset-based lending agreement whereby the Company can receive advances based on the lesser of $75,000 or the sum of 85% of eligible accounts receivable and 55% of inventories. The Revolving Credit Facility contains a $5,000 limit for letters of credit, with outstanding letters of credit reducing the total amount available for borrowing under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the Company’s assets, including accounts receivable, inventory and any other tangible and intangible assets. Interest is payable at the bank’s prime rate plus a range of 0.25% to 1.25%, or at the option of the Company, LIBOR plus 1.75% to 2.75%. The Company classifies the portion of the Revolving Credit Facility that is expected to be repaid within the next year as a current liability. In the three-month period ended March 31, 2006, the Revolving Credit Facility accrued interest at an average rate of 7.1%, and the Company’s average borrowed amount was $41,330, none of which was against the limit for letters of credit. As of March 31, 2006 the Company had $28,354 of additional borrowing capacity.

The Revolving Credit Facility contains more restrictive covenants than the indenture governing the Notes, which consist of certain financial covenants, including, but not limited to, a fixed charge coverage ratio and a leverage ratio. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants relating to limitations on dividends and other indebtedness, liens, investments, guarantees, mergers and acquisitions, sales of assets, capital expenditures and leases. On November 2, 2005, the Company entered into an amendment to the Revolving Credit Facility with the lenders that removed the capital expenditures restriction originally contained in the Revolving Credit Facility since capital expenditures are effectively limited by the Fixed Charge Coverage Ratio. The Company was in compliance at March 31, 2006 with all covenants in the Revolving Credit Facility.

The Notes and the Revolving Credit Facility both have restrictions on dividend distributions to shareholders, including but not limited to, a percentage of net income (less distributions for tax purposes). The distributions for tax purposes are computed at the shareholder applicable tax rate, net of any aggregated tax benefit received for prior periods. Distributions for tax purposes are not restricted so long as the Company qualifies as an S corporation. The Company paid $1,004 of tax distributions and $4,650 of discretionary dividends to shareholders in March 2006.

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases certain of its buildings, machinery and equipment under operating lease agreements that expire at various dates over the next ten years. Rent expense for all operating leases for the three months ended March 31, 2005 and March 31, 2006 was $670 and $804, respectively.

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

No one customer or group of customers under common control accounted for more than 10% of consolidated net sales. Export sales are not material. Intercompany sales among segments represent primarily the sale of fabricated bare wire products by Oswego Wire, which is included in the

Company’s Specialty Distributors and OEMs segment, to other segments and are eliminated in consolidation.

Segment operating income represents income from continuing operations before interest income or expense, other income and income taxes. Corporate consists of items not charged or allocated to a particular segment, including costs for employee relocation, discretionary bonuses, professional fees, restructuring, management fees and intangible amortization.

Financial data for the Company’s business segments is as follows:

	Three months ended March 31,
	2005	2006
Net Sales:
Electrical/Wire and Cable Distributors	$26,300	$32,013
Specialty Distributors and OEMs	38,310	62,528
Consumer Outlets	11,325	9,941
Intercompany eliminations	(1,174)	(13,684)

Total	$74,761	$90,798

Operating Income:
Electrical/Wire and Cable Distributors	$2,476	$4,959
Specialty Distributors and OEMs	2,709	5,708
Consumer Outlets	35	106

Total	5,220	10,773
Corporate	(982)	(946)

Consolidated operating income	$4,238	$9,827

7.	RELATED PARTIES

In July 2004, the Company entered into an operating lease for the corporate office located in Waukegan, Illinois (the ‘‘Corporate Office”) with a third-party lessor. The lease was negotiated at the then-prevailing market terms. In 2005, substantially all of the shareholders of the Company contributed cash equity to form HQ2 Properties, LLC (‘‘HQ2”), which then purchased the Corporate Office in August 2005. HQ2 assumed the existing lease on the same terms from the previous lessor, with the exception of the lease term, which was extended from 2014 to 2015. Rent expense paid to HQ2 for the three months ended March 31, 2006 was $89.

Two of the Company’s shareholders have consulting arrangements with the Company whereby, in addition to their service as directors of the Company, they provide advice and counsel on business planning and strategy, including advice on potential acquisitions. Pursuant to these arrangements, and for their service as directors, the Company paid each eligible individual $63 for the three months ended March 31, 2005 and March 31, 2006, respectively.

8.	INVENTORY THEFT

During the third quarter ended September 30, 2005, the Company experienced a theft of inventory as a result of break-ins at the manufacturing facility located in Miami Lakes, Florida. The Company believes it will recover the amount of the loss, net of deductibles, under its insurance policy. As a result of the loss, the value of inventory was reduced by $1,280 and an insurance receivable was recorded and is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

9.	SUPPLEMENTAL GUARANTOR INFORMATION

The payment obligations of the Company under the Notes and the Revolving Credit Facility (see Note 4) are guaranteed by certain of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Coleman Cable, Inc. (the “Parent”) and the Company’s Guarantor Subsidiaries – CCI Enterprises, Inc., Oswego Wire Incorporated and CCI International.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$68,904	$8,157	$(2,300)	$74,761
COST OF GOODS SOLD	60,996	3,604	—	64,600

GROSS PROFIT	7,908	4,553	(2,300)	10,161

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	5,363	2,860	(2,300)	5,923

OPERATING INCOME	2,545	1,693	—	4,238

INTEREST EXPENSE, NET	3,555	107	—	3,662

INCOME (LOSS ) BEFORE INCOME TAXES	(1,010)	1,586	—	576

INCOME TAX EXPENSE	7	509	—	516
INCOME FROM GUARANTOR SUBSIDIARIES	1,077	—	(1,077)	—

NET INCOME	$60	$1,077	$(1,077)	$60

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$73,105	$22,174	$(4,481)	$90,798
COST OF GOODS SOLD	57,188	17,041	—	74,229

GROSS PROFIT	15,917	5,133	(4,481)	16,569

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	7,804	3,419	(4,481)	6,742

OPERATING INCOME	8,113	1,714	—	9,827

INTEREST EXPENSE, NET	3,834	231	—	4,065

OTHER INCOME	(11)	—	—	(11)

INCOME BEFORE INCOME TAXES	4,290	1,483	—	5,773

INCOME TAX EXPENSE	229	436	—	665
INCOME FROM GUARANTOR SUBSIDIARIES	1,047	—	(1,047)	—

NET INCOME	$5,108	$1,047	$(1,047)	$5,108

COLEMAN CABLE, INC. AND SUBIDIARIES
CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38	$20	$—	$58
Accounts receivable—net of allowances	57,402	1,438	—	58,840
Intercompany receivable	—	16,449	(16,449)	—
Inventories, net	61,282	6,607	—	67,889
Deferred income taxes	—	206	—	206
Prepaid expenses and other current assets	2,025	865	—	2,890

Total current assets	120,747	25,585	(16,449)	129,883

PROPERTY, PLANT AND EQUIPMENT, NET	18,954	6,310	—	25,264
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,510	141	—	60,651
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,587	3	—	5,590
INVESTMENT IN SUBSIDIARIES	20,728	—	(20,728)	—

TOTAL ASSETS	$226,526	$32,039	$(37,177)	$221,388

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$322	$552	$—	$874
Accounts payable	21,156	970	—	22,126
Intercompany payable	12,316	4,133	(16,449)	—
Accrued liabilities	12,619	4,157	—	16,776

Total current liabilities	$46,413	$9,812	$(16,449)	$39,776

LONG-TERM DEBT	167,042	1,384	—	168,426
DEFERRED INCOME TAXES	—	115	—	115

SHAREHOLDERS’ EQUITY:
Additional paid-in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(12,488)	20,727	(20,727)	(12,488)

Total shareholders’ equity	13,071	20,728	(20,728)	13,071

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$226,526	$32,039	$(37,177)	$221,388

COLEMAN CABLE, INC. AND SUBIDIARIES
CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35	$10	$—	$45
Accounts receivable—net of allowances	—	47,790	—	47,790
Intercompany receivable	31,793	380	(32,173)	—
Inventories, net	52,744	2,137	—	54,881
Prepaid expenses and other current assets	3,548	615	(2,800)	1,363

Total current assets	88,120	50,932	(34,973)	104,079

PROPERTY, PLANT AND EQUIPMENT, NET	17,251	8,600	—	25,851
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,519	141	—	60,660
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	6,367	3,074	—	9,441
INVESTMENT IN SUBSIDIARIES	16,303	—	(16,303)	—

TOTAL ASSETS	$188,560	$62,747	$(51,276)	$200,031

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,886	$515	$—	$3,401
Accounts payable	24,858	737	—	25,595
Intercompany payable	—	32,173	(32,173)	—
Accrued liabilities	11,273	5,048	(2,800)	13,521
Deferred income taxes	—	354	—	354

Total current liabilities	$39,017	$38,827	$(34,973)	$42,871

LONG-TERM DEBT	147,283	7,486	—	154,769
DEFERRED INCOME TAXES	—	131	—	131

SHAREHOLDERS’ EQUITY:
Additional paid-in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(23,299)	16,302	(16,302)	(23,299)

Total shareholders’ equity	2,260	16,303	(16,303)	2,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$188,560	$62,747	$(51,276)	$200,031

COLEMAN CABLE, INC. AND SUBIDIARIES
CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43	$19	$—	$62
Accounts receivable—net of allowances	54,275	2,246	—	56,521
Intercompany receivable	—	14,948	(14,948)	—
Inventories, net	67,962	5,527	—	73,489
Deferred income taxes	—	167	—	167
Prepaid expenses and other current assets	2,511	1,784	(1,210)	3,085

Total current assets	124,791	24,691	(16,158)	133,324

PROPERTY, PLANT AND EQUIPMENT, NET	18,354	6,240	—	24,594
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,507	141	—	60,648
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,360	3	—	5,363
INVESTMENT IN SUBSIDIARIES	21,775	—	(21,775)	—

TOTAL ASSETS	$230,787	$31,075	$(37,933)	$223,929

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$335	$552	$—	$887
Accounts payable	28,286	971	—	29,257
Intercompany payable	11,505	3,443	(14,948)	—
Accrued liabilities	12,978	2,998	(1,210)	14,766
Deferred income taxes	—	—	—	—

Total current liabilities	53,104	7,964	(16,158)	44,910

LONG-TERM DEBT	165,158	1,249	—	166,407
DEFERRED INCOME TAXES	—	87	—	87

SHAREHOLDERS’ EQUITY:
Additional paid-in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(13,034)	21,774	(21,774)	(13,034)

Total shareholders’ equity	12,525	21,775	(21,775)	12,525

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$230,787	$31,075	$(37,933)	$223,929

COLEMAN CABLE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$60	$1,077	$(1,077)	$60
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	1,198	256	—	1,454
Noncash interest expense	—	(66)	—	(66)
Deferred tax provision	—	(5)	—	(5)
Loss on disposal of fixed assets-net	5	—	—	5
Equity in consolidated subsidiaries	(1,077)	—	1,077	—
Changes in operating assets and liabilities:
Accounts receivable	—	823	—	823
Inventories	(5,541)	794	—	(4,747)
Prepaid expenses and other assets	(543)	82	500	39
Accounts payable	5,594	26	—	5,620
Intercompany accounts	2,596	(2,596)	—	—
Accrued liabilities	(427)	(216)	(500)	(1,143)

Net cash flow from operating activities	1,865	175	—	2,040

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,432)	(40)	—	(1,472)

Net cash flow from investing activities	(1,432)	(40)	—	(1,472)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayment under revolving loan facilities	(1,320)	—	—	(1,320)
Repayment of long-term debt	(102)	(135)	—	(237)

Net cash flow from financing activities	(1,422)	(135)	—	(1,557)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(989)	—	—	(989)

CASH AND CASH EQUIVALENTS — Beginning of period	1,024	10	—	1,034

CASH AND CASH EQUIVALENTS — End of period	$35	$10	$—	$45

COLEMAN CABLE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,108	$1,047	$(1,047)	$5,108
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	1,526	215	—	1,741
Deferred tax provision	—	11	—	11
Loss on disposal of fixed assets — net	64	—	—	64
Gain on sale of investment — net	(11)	—	—	(11)
Equity in consolidated subsidiaries	(1,047)	—	1,047	—
Changes in operating assets and liabilities:
Accounts receivable	3,127	(808)	—	2,319
Inventories	(6,680)	1,080	—	(5,600)
Prepaid expenses and other assets	(564)	(919)	1,210	(273)
Accounts payable	7,140	1	—	7,141
Intercompany accounts	(811)	811	—	—
Accrued liabilities	359	(1,159)	(1,210)	(2,010)

Net cash flow from operating activities	8,211	279	—	8,490

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(763)	(145)	—	(908)
Proceeds from sale of investment	82	—	—	82

Net cash flow from investing activities	(681)	(145)	—	(826)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facility	(1,791)	—	—	(1,791)
Repayment of long-term debt	(80)	(135)	—	(215)
Dividends paid to shareholders	(5,654)	—	—	(5,654)

Net cash flow from financing activities	(7,525)	(135)	—	(7,660)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5	(1)	—	4

CASH AND CASH EQUIVALENTS — Beginning of period	38	20	—	58

CASH AND CASH EQUIVALENTS — End of period	$43	$19	$—	$62

NONCASH ACTIVITY
Unpaid capital expenditures	$156	–	–	$156

10. SUBSEQUENT EVENT
     On April 14, 2006, the Company announced the closing of the assembled manufacturing and distribution facility located in Miami Lakes, Florida based on an evaluation of this facility in the long-term operation of its business. The Company determined that the efficient utilization of its manufacturing assets would be enhanced by partial relocation of production to the Company’s plant in Waukegan, Illinois supplemented by additional international sourcing. These activities are expected to take place over the next four months.
     The Company estimates the cost of the closure to be $1,400 which includes primarily cash expenditures of $100 for severance costs, $600 for contract termination costs and $700 for other costs related to the closure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this report under “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A.Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2005. We assume no obligation to update any of these forward-looking statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included in this report.
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
     The primary component of our cost of goods sold is the cost of raw materials. Because labor costs have historically represented less than 10% of our cost of goods sold, competition from products produced in countries having lower labor rates has not affected our financial results significantly. For the current period presented, copper costs, including fabrication, have accounted for approximately 55% of our cost of goods sold. We buy copper from domestic and international suppliers, and the price we pay depends largely on the price of copper on international commodities markets.
     The price of copper is particularly volatile and can affect our net sales and profitability. The daily selling price of copper cathode on the COMEX averaged $2.25 per pound during the three months ended March 31, 2006, up 55% from the three months ended March 31, 2005. The average copper price on the COMEX was $2.97 per pound for April 2006 and has averaged $3.54 per pound from May 1st to May 9th, 2006. We purchase copper pursuant to supply agreements that average one to two years in duration. These agreements do not impose minimum purchase requirements on us or insulate us from price fluctuations. We generally attempt to pass along to our customers changes in the prices of copper and other raw materials. Our ability to pass along price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. Our specialty distributors and OEMs segment offers a number of products that are particularly sensitive to fluctuations in copper prices. Other factors affecting product pricing include the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.
     From time to time, we consider acquisition opportunities that could materially increase the size of our business operations.
Business Segment Information
     We have three business segments: (i) electrical/wire and cable distributors; (ii) specialty distributors and OEMs; and (iii) consumer outlets. These segment classifications are based upon an aggregation of customer groupings and distribution channels because this is how we manage and evaluate our business. We sell virtually all of our products across each of our three segments, except that we sell our fabricated bare wire products only in our specialty distributors and OEMs segment. For the three months ended March 31, 2006, the electrical/wire and cable distributors segment, the specialty distributors and OEMs segment, and the consumer outlets segment represented approximately 35.3%, 68.9% and 11.0% of our net sales on a consolidated basis, respectively. Our consumer outlets segment, which is our smallest in terms of net sales, accounts for an even smaller percentage of our profitability because of increased competition from foreign suppliers and the delays we may encounter in passing along copper price increases to large retailers. To remain competitive, we are purchasing more labor intensive products from foreign sources for this segment. Our segment information presented below includes a separate line for corporate adjustments, which consist of items not allocated to a particular business segment, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, management fees and intangible amortization. The period-to-period comparisons set forth in this section include information about our three segments.
Consolidated Results of Operations
     The following table sets forth, for the periods indicated, the consolidated statements of operations data in thousands of dollars and as a percentage of net sales.

	Three Months Ended March 31,
	2005		2006
	Amount	%	Amount	%
Net sales	$74,761	100.0%	$90,798	100.0%
Gross profit	10,161	13.6	16,569	18.2
Selling, engineering, general and administrative expenses	5,923	7.9	6,742	7.4

Operating income	4,238	5.7	9,827	10.8
Interest expense, net	3,662	4.9	4,065	4.5
Other income	—	0.0	(11)	0.0

Income before income taxes	576	1.0	5,773	6.4
Income tax expense	516	1.0	665	0.7

Net income	$60	0.0	$5,108	5.6

Capital expenditures	$1,472		$908
Depreciation and amortization expense	$1,454		$1,741

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
     Net sales — Net sales for the three months ended March 31, 2006 were $90.8 million compared to $74.8 million for the three months ended March 31, 2005, an increase of $16.0 or 21.4%. This increase in net sales was due to price increases. The price increases were driven by the significant increase in raw material prices, particularly copper. There was a 0.5% decline in volume in the three months ended March 31, 2006 compared to the prior period due to decreased demand from existing customers, somewhat offset by the addition of new customers. Volume changes between comparative periods are measured in total pounds shipped. Also contributing to the volume decline was a shift in product mix in our Consumer Outlets segment from low value-added products, such as extension cords, to high value-added products, such as LAN cables, and a change in manufacturing process affecting our automotive products. Otherwise, product mix in units for this time period was relatively consistent.
     Gross profit margin — Gross profit margin for the three months ended March 31, 2006 was 18.2% compared to 13.6% for the three months ended March 31, 2005. The increase in the gross profit margin was due principally to the ability to secure pricing increases that offset the significant increase in the cost of raw materials, primarily copper, and the ability to spread fixed costs over a significantly higher revenue base.
     Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the three months ended March 31, 2006 was $6.7 million compared to $5.9 million for the three months ended March 31, 2005. The increase between the two periods resulted primarily from increased commission dollars due to a higher revenue base, an increase in the accrual of management bonuses due to improved profitability and increased depreciation expense.
     Interest expense, net — Interest expense, net, for the three months ended March 31, 2006 was $4.1 million compared to $3.7 million for the three months ended March 31, 2005. The increase in interest expense, net, was due primarily to higher average borrowings under our revolving line of credit as a result of higher inventory costs.
     Income tax expense — Income tax expense, which we incur as a result of the taxable income generated by our wholly owned C corporation subsidiary, was $0.7 million for the three months ended March 31, 2006 compared to $0.5 million for the three months ended March 31, 2005. Income tax expense increased because of an increase in the taxable income of the subsidiary, which was a result of higher shared services income due to increased corporate expenses.

Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended March 31,
	2005		2006
	Amount	%	Amount	%
Net Sales:
Electrical/Wire and Cable Distributors	$26,300	35.2%	$32,013	35.3%
Specialty Distributors and OEMs	38,310	51.2	62,528	68.9
Consumer Outlets	11,325	15.2	9,941	11.0
Intercompany eliminations	(1,174)	(1.6)	(13,684)	(15.2)

Total	$74,761	100.0%	$90,798	100.0%

Operating Income:
Electrical/Wire and Cable Distributors	$2,476	9.4%	$4,959	15.5%
Specialty Distributors and OEMs	2,709	7.1	5,708	9.1
Consumer Outlets	35	0.3	106	1.1

Total	5,220		10,773
Corporate	(982)		(946)

Consolidated operating income	$4,238	5.7%	$9,827	10.8%

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the three months ended March 31, 2006 were $32.0 million compared to $26.3 million for the three months ended March 31, 2005, an increase of $5.7 million or 21.7%. This increase was due primarily to selling price increases as a result of inflationary increases in raw material prices. There was a decrease in volume of 1.8% due to a decline in demand from our industrial and residential construction markets as a result of the rise in the cost of raw materials. This decline in demand was somewhat offset by market share gains in our wire and cable distributions business.
     Operating income for our electrical/wire and cable distributors segment for the three months ended March 31, 2006 was $5.0 million compared to $2.5 million for the quarter ended March 31, 2005, an increase of $2.5 million, or 100.0%. This increase was attributed to the ability to secure price increases to offset increases in raw material prices and the ability to spread fixed costs across a larger revenue base.
Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the three months ended March 31, 2006 were $62.5 million compared to $38.3 million for the quarter ended March 31, 2005, an increase of $24.2 million, or 63.2%. The increase was due to selling price increases associated with increases in raw material prices, increased security/home automation channel sales as a result of the full period effect in 2006 of three new customers added during the first quarter of 2005, and an increase of $12.5 million due to a change in October 2005 in our intercompany billings for copper purchases, which are eliminated in the consolidation of overall company revenues. These increases offset decreases in the HVAC/R and industrial channels due to market conditions. There was an increase in volume of 8.8% due to the growth in the security/home automation and OEM markets combined with market share gains.

Operating income for our specialty distributors and OEMs segment for the three months ended March 31, 2006 was $5.7 million compared with $2.7 million for the quarter ended March 31, 2005, an increase of $3.0 million or 111.1%. This increase was primarily due to volume and pricing initiatives and the spreading of fixed costs over a larger revenue base.
Consumer Outlets
     Net sales for our consumer outlets segment for the three months ended March 31, 2006 were $9.9 million compared to $11.3 million for the quarter ended March 31, 2005, a decrease of $1.4 million or 12.4%. This decrease was due to a volume decline of 25.2%, which was partially offset by price increases. The volume decline was due primarily to a decrease in orders from consumer outlet customers who had higher than expected inventory as a result of lower than expected year-end retail sales. In addition, the prior year included an initial stocking order for a major account that was not repeated in 2006. Also contributing to the volume decline was a shift in product mix from low value-added products, such as extension cords, to high value-added products, such as LAN cables, and a change in manufacturing process affecting our automotive products.
     Operating income for our consumer outlets segment for the quarter ended March 31, 2006 was $106,000 compared to $35,000 for the quarter ended March 31, 2005, an increase of approximately $71,000. This increase included gains on the sale of commodity contracts and cost savings realized from a new manufacturing process affecting our automotive products, offset by a decline in operating income due primarily to the impact of the increased cost of base raw materials, specifically copper, that could not be fully passed along to our customers.
Liquidity and Capital Resources
Debt
     As of March 31, 2006, we had the following long-term debt (including capital lease obligations) outstanding:

As of
March 31, 2006
Revolving credit facility	$44,210
Senior notes	120,000
Capital lease obligations	1,399
Other long-term debt	1,685

Total long-term debt	$167,294

Senior Secured Revolving Credit Facility
     Our credit facility will mature on September 28, 2009 and is an asset-based lending agreement whereby we can receive advances based on the lesser of $75 million or the sum of 85% of eligible accounts receivable and 55% of inventories, with a sublimit for letters of credit of up to $5 million. Interest is payable at the bank’s prime rate plus a range of 0.25% to 1.25%, or at our option, the London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.75%. The credit facility accrued interest at an average rate of 7.1%, our average borrowed amount was $41.3 million, for the three-month period ended March 31, 2006.
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
     As of March 31, 2006, our Leverage Ratio was 4.2 to 1.0 and our Fixed Charge Coverage Ratio was 1.6 to 1.0. Our capital expenditures in the three months ended March 31, 2006 were $0.9 million. On November 2, 2005, we entered into an amendment to the credit facility with the lenders that removed the capital expenditures restriction originally contained in the credit facility since capital expenditures are effectively limited by the Fixed Charge Coverage Ratio. We do not expect to make consolidated capital expenditures in an amount that would cause us to exceed the required Fixed Charge Coverage Ratio. As of March 31, 2006, we were in compliance with all of the covenants contained in the credit facility.
     As of March 31, 2006, we had outstanding borrowings of $44.2 million under our credit facility and we had $28.4 million of additional borrowing capacity given our borrowing base as of that date.
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
     We are also prohibited by the credit facility from:
     • changing or amending any document relating to the subordination, terms of payment or required prepayments of the our senior notes,
     • making any covenant or event of default in the indenture relating to our senior notes more restrictive, and
     • making any prepayment on our senior notes, except for scheduled payments required pursuant to the terms of the notes or the related indenture.
Senior Notes
     Our senior notes have an aggregate principal amount of $120.0 million, bear interest at a fixed rate of 9.875% and mature in 2012. The notes are guaranteed by our domestic restricted subsidiaries (as defined in the governing indenture). The indenture includes a covenant that prohibits us from incurring additional debt (other than certain permitted indebtedness, including but not limited to the maximum availability under our credit facility) unless our Consolidated Fixed Charge Coverage Ratio (as defined in the indenture) is greater than 2.0 to 1.0. As of March 31, 2006, our Consolidated Fixed Charge Coverage Ratio was 1.6 to 1.0. The indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of our assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of March 31, 2006, we were in compliance with all of the covenants contained in the indenture governing the notes.
Other
     In addition, we lease various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The total minimum payments under the leases at March 31, 2006 were approximately $1.4 million, including $0.3 million representing interest.
     We have a $1.0 million mortgage on a manufacturing facility requiring monthly payments of $9,432 and bearing interest at 5.75% per annum. The outstanding balance of the loan at March 31, 2006 was $0.4 million.
Current and Future Liquidity
     In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements increase when we experience strong incremental demand for products or significant copper price increases.
     Our management assesses the future cash needs of our business by considering a number of factors, including:
     • our historical earnings and cash flow performance;
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
     Net cash provided by operating activities for the three months ended March 31, 2006 was $8.5 million compared to net cash provided by operating activities of $2.0 million for the three months ended March 31, 2005. The primary factors contributing to the increase in cash provided by operating activities for the three months ended March 31, 2006 compared to 2005 were: (i) a $5.0 million increase in net income; (ii) a $1.5 increase in cash provided by accounts payable, due mainly to the increase in inventory payables relating to increased commodity prices and the timing of payment; (iii) a $1.5 million increase in cash provided by accounts receivable due to the difference in the timing of collections; and (iv) an increase in deprecation and amortization of $0.3 million. These factors were partially offset by (i) an increase in inventories of $0.9 million due to rapid increases in raw material costs; and (ii) a decrease in accrued liabilities of $0.9 million.
     Net cash used in investing activities for the three months ended March 31, 2006 was due to $0.9 million of capital expenditures, slightly offset by proceeds from the sale of an investment.
     Net cash used by financing activities for the three months ended March 31, 2006 was $7.7 million, reflecting net revolver repayments of $1.8 million, the payment of long-term debt of $0.2 million, and $5.7 million of dividends to shareholders. The dividends paid consisted of $1.0 million of tax distributions and $4.7 million of discretionary dividends.
     During the third quarter ended September 30, 2005, we experienced a theft of inventory as a result of break-ins at our manufacturing facility located in Miami Lakes, Florida. We believe we will recover the amount of the loss, net of deductibles, under our insurance policy. As a result of the loss we reduced the value of inventory by $1.3 million and recorded an insurance receivable, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet. In order to deter future thefts, we completed a third-party analysis of our security processes at all of our facilities and warehouses and made any necessary adjustments to deter future thefts, however, we can not assure you that future incidents of theft will not occur.
     On April 14, 2006, the Board of Directors approved a plan to close our assembled manufacturing and distribution facility located in Miami Lakes, Florida based on an evaluation of this facility in the long-term operation of our business. The Board determined that the efficient utilization of our manufacturing assets would be enhanced by partial relocation of production to our plant in Waukegan, Illinois supplemented by additional international sourcing. These activities are expected to take place over the next four months.
     We estimate cost of the closure to be approximately $1.4 million, which includes primarily cash expenditures of approximately $0.1 million for severance costs, $0.6 million for contract termination costs and $0.7 million for other costs related to the closure.
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
Contractual Obligations
     The following table sets forth information about our contractual obligations and commercial commitments as of March 31, 2006:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)
Current and long-term debt obligations (including interest)	$198,921	$12,456	$36,670	$52,994	$96,801
Capital lease obligations (including interest)	1,700	509	1,191	—	—
Operating lease obligations	12,198	2,605	4,394	2,555	2,644
Purchase obligations	28,096	28,096	—	—	—
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

New Accounting Pronouncements
          In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and was required to be adopted by us in the first quarter of 2006. Adoption of SFAS No. 151 did not have a material impact on our financial position or results of operations.
Cautionary Note Regarding Forward-Looking Statements
          Some of the statements in this report are forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the condensed consolidated financial statements are forward-looking statements.
          We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (available at www.sec.gov), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.
          Some of the key factors that could cause actual results to differ from our expectations include:
•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	general economic conditions and changes in the demand for our products by key customers;

•	failure to identify, finance or integrate acquisitions; and

•	other risks and uncertainties, including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
     Commodity Risk. We generally do not enter into arrangements to hedge price fluctuations for copper or other commodities used to manufacture our products, although we have done so from time to time, primarily in our consumer outlets segment. The terms of these hedging arrangements generally are less than one year. We had $1.2 thousand of outstanding commodity hedging arrangements at March 31, 2006.
     Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. The interest rate on our credit facility is based on either the lenders’ prime rate or LIBOR. Based on an assumed $44.2 million of borrowings outstanding under our credit facility, a one percentage point change in LIBOR would change our annual interest expense by approximately $0.4 million.
ITEM 4. Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLEMAN CABLE, INC.
(Registrant)

Date: May 15, 2006	By
/s/ G. Gary Yetman
Chief Executive Officer and President

Date: May 15, 2006	By
/s/ Richard N. Burger
Chief Financial Officer, Executive Vice
President, Secretary and Treasurer

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1	—	Certificate of Incorporation of Coleman Cable, Inc., incorporated herein by reference to our Form S-4 filed on April 26, 2005.

3.2	—	By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.1	—	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.2	—	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.1	—	Credit Agreement dated as of September 28, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, ING Capital LLC and National City Business Credit, Inc., as Syndication Agents, and PNC Bank, National Association and Associated Bank, National Association, as Documentation Agents, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.2	—	First Amendment and Waiver to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.3	—	Second Amendment to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

*10.4	—	Consulting Agreement dated as of October 1, 2004 by and between Coleman Cable, Inc. and David Bistricer, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

*10.5	—	Consulting Agreement dated as of October 1, 2004 by and between Coleman Cable, Inc. and Nachum Stein, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.6	—	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.7	—	Third Amendment to Credit Agreement dated as of November 2, 2005 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and

Exhibit
No.		Description

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