Form 10-Q
period 2006-06-30
Coleman Cable, Inc.
filed 2006-08-09
CIK 1323653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
     Indicate by check whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act. ☐ Yes ☑ No
Common shares outstanding June 30, 2006: 40,784

PART I.
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
NET SALES	$82,865	$114,414	$157,626	$205,212
COST OF GOODS SOLD	71,176	89,786	135,776	164,015

GROSS PROFIT	11,689	24,628	21,850	41,197

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	5,815	7,149	11,738	13,891

RESTRUCTURING CHARGES	—	319	—	319

OPERATING INCOME	5,874	17,160	10,112	26,987

INTEREST EXPENSE, NET	3,840	4,256	7,497	8,321
OTHER INCOME, NET	(1,264)	—	(1,259)	(11)

INCOME BEFORE INCOME TAXES	3,298	12,904	3,874	18,677

INCOME TAX EXPENSE	639	109	1,155	774

NET INCOME	$2,659	$12,795	$2,719	$17,903

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	December 31,	June 30,	June 30,
	2005	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58	$55	$51
Accounts receivable, less allowance for uncollectible accounts of $1,876, $1,722 and $2,085, respectively	58,840	53,004	67,603
Inventories	67,889	58,601	78,330
Deferred income taxes	206	—	157
Prepaid expenses and other current assets	2,890	1,947	3,070

Total current assets	129,883	113,607	149,211

PROPERTY, PLANT AND EQUIPMENT:
Land	579	579	579
Buildings and leasehold improvements	7,732	7,543	7,793
Machinery, fixtures and equipment	44,894	40,489	43,700

	53,205	48,611	52,072
Less accumulated depreciation and amortization	(28,889)	(26,485)	(29,843)
Construction in progress	948	2,385	1,415

Property, plant and equipment, net	25,264	24,511	23,644

GOODWILL AND INTELLECTUAL PROPERTY, NET	60,651	60,657	60,645
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,590	6,096	5,060

TOTAL ASSETS	$221,388	$204,871	$238,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$874	$3,386	$905
Accounts payable	22,126	25,180	28,243
Accrued liabilities	16,776	12,265	14,237
Deferred income taxes	—	444	—

Total current liabilities	39,776	41,275	43,385

LONG-TERM DEBT	168,426	158,546	173,409
DEFERRED INCOME TAXES	115	131	87
SHAREHOLDERS’ EQUITY:
Common stock, par $.001; 100,000 shares authorized and 40,784 issued and outstanding	—	—	—
Additional paid-in capital	25,559	25,559	25,559
Accumulated deficit	(12,488)	(20,640)	(3,880)

Total shareholders’ equity	13,071	4,919	21,679

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$221,388	$204,871	$238,560

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six months ended June 30,
	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$2,719	$17,903
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	2,895	3,299
Noncash interest income	(109)	—
Deferred tax provision	85	21
Loss on disposal of fixed assets – net	5	141
Gain on sale of investment – net	(1,264)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(4,391)	(8,763)
Inventories	(8,467)	(10,441)
Prepaid expenses and other assets	(505)	(188)
Accounts payable	5,205	6,283
Accrued liabilities	(2,399)	(2,539)

Net cash flow from operating activities	(6,226)	5,705

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,215)	(1,553)
Proceeds from sale of fixed assets	—	40
Proceeds from sale of investment	4,379	82

Net cash flow from investing activities	1,164	(1,431)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facility	8,380	5,450
Early retirement of debt	(3,822)	—
Repayment of long-term debt	(475)	(436)
Dividends paid to shareholders	—	(9,295)

Net cash flow from financing activities	4,083	(4,281)

DECREASE IN CASH AND CASH EQUIVALENTS	(979)	(7)

CASH AND CASH EQUIVALENTS — Beginning of period	1,034	58

CASH AND CASH EQUIVALENTS — End of period	$55	$51

NONCASH ACTIVITY
Reduction in carrying value of Oswego fixed assets and capital lease obligation	$1,878	$—

Cash paid during the period for:
Interest	$7,193	$7,897
Taxes	700	244
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

2.	INVENTORIES

Inventories consisted of the following:

	December 31, 2005	June 30, 2005	June 30, 2006
FIFO cost:
Raw materials	$16,295	$14,749	$18,099
Work in progress	3,537	5,371	3,048
Finished products	48,057	38,481	57,183

Total	$67,889	$58,601	$78,330

3.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2005	June 30, 2005	June 30, 2006
Salaries, wages and employee benefits	$4,814	$3,113	$3,586
Sales incentives	6,093	3,864	5,068
Income taxes	24	67	10
Interest	3,121	3,088	3,070
Other	2,724	2,133	2,503

Total	$16,776	$12,265	$14,237

4.	DEBT

	December 31,2005	June 30, 2005	June 30, 2006
Revolving credit facility	$46,000	$38,200	$51,450
Senior notes	120,000	120,000	120,000
Capital lease obligations	1,489	1,671	1,311
Other long-term debt, annual interest rates up to 6.25%, payable through 2019	1,811	2,061	1,553

	169,300	161,932	174,314
Less current portion	(874)	(3,386)	(905)

Total long-term debt	$168,426	$158,546	$173,409

The indenture governing the Company’s 8-year 9.875% unsecured notes (the “Notes”) contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of its assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of June 30, 2006, the Company was in compliance with all of the covenants contained in the indenture.

The Company’s senior secured revolving credit facility (the “Revolving Credit Facility”) will mature on September 28, 2009 and is an asset-based lending agreement whereby the Company can receive advances based on the lesser of $75,000 or the sum of 85% of eligible accounts receivable and 55% of inventories. The Revolving Credit Facility contains a $5,000 limit for letters of credit, with outstanding letters of credit reducing the total amount available for borrowing under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the Company’s assets, including accounts receivable, inventory and any other tangible and intangible assets. Interest is payable at the bank’s prime rate plus a range of 0.25% to 1.25%, or at the option of the Company, LIBOR plus 1.75% to 2.75%. The Company classifies the portion of the Revolving Credit Facility that is expected to be repaid within the next year as a current liability. The Revolving Credit Facility accrued interest in the three and six months ended June 30, 2006 at an average rate of 7.0% and 7.05%, and the Company’s average borrowed amount was $51,757 and $46,443, none of which was against the limit for letters of credit. As of June 30, 2006, the Company had $23,550 of additional borrowing capacity.

The Revolving Credit Facility contains more restrictive covenants than the indenture governing the Notes, which consist of certain financial covenants, including, but not limited to, a fixed charge coverage ratio and a leverage ratio. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants relating to limitations on dividends and other restricted payments, indebtedness, liens, investments, guarantees, mergers and acquisitions, sales of assets, affiliate transactions, maintaining excess cash, issuing capital stock, sale and lease back transactions and leases. On November 2, 2005, the Company entered into an amendment to the Revolving Credit Facility with the lenders that removed the capital expenditures restriction originally contained in the Revolving Credit Facility since capital expenditures are effectively limited by the fixed charge coverage ratio. The Company was in compliance at June 30, 2006 with all covenants in the Revolving Credit Facility.

The Notes and the Revolving Credit Facility both have restrictions on dividend distributions to shareholders, including but not limited to, a percentage of net income (less distributions for tax purposes). The distributions for tax purposes are computed at the shareholder applicable tax rate, net of any aggregated tax benefit received for prior periods. Distributions for tax purposes are not restricted so long as the Company qualifies as an S corporation. The Company paid $4,645 of tax distributions in the six months ended June 30, 2006 of which $3,641 were paid in the second quarter. The tax distributions paid in the second quarter were applicable to both the first and second quarters of 2006. The Company paid $4,650 of discretionary dividends to shareholders in the six months ended June 30, 2006.

In connection with the purchase of the Oswego Wire Incorporated facility (“Oswego”) and certain related equipment Oswego acquired the rights and assumed the capital lease obligation of Copperweld Corporation (“Copperweld”) under a certain Amended and Restated Sale Agreement (“Sale Agreement”) between Copperweld and the County of Oswego Industrial Development Agency (“IDA”). Terms of the Sale Agreement specified payment of $5,700 on July 1, 2012 with interest to be paid quarterly through that date on the outstanding balance at a rate of 55% of prime. In order to secure payment of the loan, in 1987, the Company purchased and placed in a dedicated fund $675 of 8.7% zero coupon bonds issued by the Municipal Authority of Westmoreland County, Pennsylvania, redeemable in the amount of $5,700 on July 1, 2012. Upon maturity, the proceeds of the investment in the zero coupon bonds were to be used to fulfill the obligation under the Sale Agreement. The market value of the bond at December 31, 2004 was $4,325. The bonds were expected to be held to maturity, and were carried at their original cost of $675 plus accumulated interest of $2,330 and were included in other assets in the accompanying consolidated balance sheet at December 31, 2004. Copperweld had a security interest in certain property and equipment with a net book value of $599 at December 31, 2004.

On May 16, 2005, Oswego and Copperweld reached a definitive agreement regarding the accelerated payment of the $5,700 lease obligation due under the Sale Agreement. Oswego sold the zero coupon bonds for $4,382 and made a cash payment of $3,822 to Copperweld, in exchange for complete settlement of Oswego’s obligations under the Sale Agreement and the conveyance by Copperweld to Oswego of all of Copperweld’s rights, title and interest in and to the Oswego facility, free and clear of any liens and encumbrances held by Oswego County. The Company recognized a gain of $1,267 related to the sale of the zero coupon bonds, which is included in “Other income” and reduced the carrying value of the Oswego fixed assets by $1,878, the amount by which the lease obligation exceeded the amount paid to settle the obligation.

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases certain of its buildings, machinery and equipment under operating lease agreements that expire at various dates over the next ten years. Rent expense for all operating leases for the three months ended June 30, 2005 and June 30, 2006 was $866 and $706, respectively. Rent expense for all operating leases for the six months ended June 30, 2005 and June 30, 2006 was $1,536 and $1,510, respectively.

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

Financial data for the Company’s business segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net Sales:
Electrical/Wire and Cable Distributors	$27,393	$38,894	$53,693	$70,907
Specialty Distributors and OEMs	44,011	79,684	82,321	142,212
Consumer Outlets	12,599	12,259	23,924	22,200
Intercompany eliminations	(1,138)	(16,423)	(2,312)	(30,107)

Total	$82,865	$114,414	$157,626	$205,212

Operating Income:
Electrical/Wire and Cable Distributors	$3,035	$7,861	$5,511	$12,821
Specialty Distributors and OEMs	3,074	9,690	5,783	15,400
Consumer Outlets	595	776	630	883

Total	6,704	18,327	11,924	29,104
Corporate	(830)	(1,167)	(1,812)	(2,117)

Consolidated operating income	$5,874	$17,160	$10,112	$26,987

7.	RELATED PARTIES

In July 2004, the Company entered into an operating lease for the corporate office located in Waukegan, Illinois (the ‘‘Corporate Office”) with a third-party lessor. The lease was negotiated at the then-prevailing market terms. In 2005, substantially all of the shareholders of the Company contributed cash equity to form HQ2 Properties, LLC (‘‘HQ2”), which then purchased the Corporate Office in August 2005. HQ2 assumed the existing lease on the same terms from the previous lessor, with the exception of the lease term, which was extended from 2014 to 2015. Rent expense paid to HQ2 for the three and six months ended June 30, 2006 was $89 and $179, respectively.

Two of the Company’s shareholders have consulting arrangements with the Company whereby, in addition to their service as directors of the Company, they provide advice and counsel on business planning and strategy, including advice on potential acquisitions. Pursuant to these arrangements, and for their service as directors, the Company paid each eligible individual $63 for the three months ended June 30, 2005 and June 30, 2006, respectively, and paid each eligible individual $125 for the six months ended June 30, 2005 and June 30, 2006, respectively.

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

9.	RESTRUCTURING CHARGES

On April 14, 2006, the Company announced the closing of the leased assembled manufacturing and distribution facility located in Miami Lakes, Florida based on an evaluation of this facility in the long term operation of its business. The Company determined that the efficient utilization of its manufacturing assets would be enhanced by partial relocation of production to the Company’s plant in Waukegan, Illinois supplemented by additional international sourcing. These activities are expected to conclude in the third quarter 2006.

The following table summarizes the restructuring activity from April 1, 2006 through June 30, 2006.

		Lease
	Employee severance	termination	Other closing
	costs	costs	costs	Total

Balance-3/31/2006	$—	$—	$—	$—
Additions	77	7	235	319
Uses	(58)	(7)	(235)	(300)

Balance-6/30/2006	$19	$—	$—	$19

As of June 30, 2006, the Company has spent $319 to close the Miami Lakes facility. The charges consist of $77 of employee severance, $7 of lease termination and $235 for other closing costs. The Company estimates spending an additional $1,079 consisting of $20 of employee severance costs, $617 of lease termination costs and $442 for other costs relating to the closure.

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

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$77,142	$8,299	$(2,576)	$82,865
COST OF GOODS SOLD	67,686	3,490	—	71,176

GROSS PROFIT	9,456	4,809	(2,576)	11,689

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	5,435	2,956	(2,576)	5,815

OPERATING INCOME	4,021	1,853	—	5,874

INTEREST EXPENSE, NET	3,760	80	—	3,840

OTHER INCOME, NET	—	(1,264)	—	(1,264)

INCOME BEFORE INCOME TAXES	261	3,037	—	3,298

INCOME TAX EXPENSE	26	613	—	639
INCOME FROM GUARANTOR SUBSIDIARIES	2,424	—	(2,424)	—

NET INCOME	$2,659	$2,424	$(2,424)	$2,659

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$93,453	$24,133	$(3,172)	$114,414
COST OF GOODS SOLD	69,668	20,118	—	89,786

GROSS PROFIT	23,785	4,015	(3,172)	24,628

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	7,188	3,133	(3,172)	7,149

RESTRUCTURING CHARGES	319	—	—	319

OPERATING INCOME	16,278	882	—	17,160

INTEREST EXPENSE, NET	4,081	175	—	4,256

INCOME BEFORE INCOME TAXES	12,197	707	—	12,904

INCOME TAX EXPENSE	29	80	—	109
INCOME FROM GUARANTOR SUBSIDIARIES	627	—	(627)	—

NET INCOME	$12,795	$627	$(627)	$12,795

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$146,046	$16,456	$(4,876)	$157,626
COST OF GOODS SOLD	128,682	7,094	—	135,776

GROSS PROFIT	17,364	9,362	(4,876)	21,850

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	10,798	5,816	(4,876)	11,738

OPERATING INCOME	6,566	3,546	—	10,112

INTEREST EXPENSE, NET	7,310	187	—	7,497

OTHER (INCOME) EXPENSE, NET	5	(1,264)	—	(1,259)

INCOME (LOSS ) BEFORE INCOME TAXES	(749)	4,623	—	3,874

INCOME TAX EXPENSE	33	1,122	—	1,155
INCOME FROM GUARANTOR SUBSIDIARIES	3,501	—	(3,501)	—

NET INCOME	$2,719	$3,501	$(3,501)	$2,719

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$166,558	$46,307	$(7,653)	$205,212
COST OF GOODS SOLD	126,856	37,159	—	164,015

GROSS PROFIT	39,702	9,148	(7,653)	41,197

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	14,992	6,552	(7,653)	13,891

RESTRUCTURING CHARGES	319	—	—	319

OPERATING INCOME	24,391	2,596	—	26,987

INTEREST EXPENSE, NET	7,915	406	—	8,321

OTHER INCOME, NET	(11)	—	—	(11)

INCOME BEFORE INCOME TAXES	16,487	2,190	—	18,677

INCOME TAX EXPENSE	258	516	—	774
INCOME FROM GUARANTOR SUBSIDIARIES	1,674	—	(1,674)	—

NET INCOME	$17,903	$1,674	$(1,674)	$17,903

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38	$20	$—	$58
Accounts receivable—net of allowances	57,402	1,438	—	58,840
Intercompany receivable	—	16,449	(16,449)	—
Inventories, net	61,282	6,607	—	67,889
Deferred income taxes	—	206	—	206
Prepaid expenses and other current assets	2,025	865	—	2,890

Total current assets	120,747	25,585	(16,449)	129,883

PROPERTY, PLANT AND EQUIPMENT, NET	18,954	6,310	—	25,264
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,510	141	—	60,651
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,587	3	—	5,590
INVESTMENT IN SUBSIDIARIES	20,728	—	(20,728)	—

TOTAL ASSETS	$226,526	$32,039	$(37,177)	$221,388

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$322	$552	$—	$874
Accounts payable	21,156	970	—	22,126
Intercompany payable	12,316	4,133	(16,449)	—
Accrued liabilities	12,619	4,157	—	16,776

Total current liabilities	46,413	9,812	(16,449)	39,776

LONG-TERM DEBT	167,042	1,384	—	168,426
DEFERRED INCOME TAXES	—	115	—	115

SHAREHOLDERS’ EQUITY:
Additional paid-in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(12,488)	20,727	(20,727)	(12,488)

Total shareholders’ equity	13,071	20,728	(20,728)	13,071

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$226,526	$32,039	$(37,177)	$221,388

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$45	$10	$—	$55
Accounts receivable — net of allowances	—	53,004	—	53,004
Intercompany receivable	34,889	1,463	(36,352)	—
Inventories — net	57,083	1,518	—	58,601
Prepaid expenses and other current assets	4,169	578	(2,800)	1,947

Total current assets	96,186	56,573	(39,152)	113,607

PROPERTY, PLANT AND EQUIPMENT, NET	17,877	6,634	—	24,511
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,516	141	—	60,657
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	6,093	3	—	6,096
INVESTMENT IN SUBSIDIARIES	18,727	—	(18,727)	—

TOTAL ASSETS	$199,399	$63,351	$(57,879)	$204,871

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,859	$527	$—	$3,386
Accounts payable	24,690	490	—	25,180
Intercompany payable	—	36,352	(36,352)	—
Accrued liabilities	10,026	5,039	(2,800)	12,265
Deferred income taxes	—	444	—	444

Total current liabilities	37,575	42,852	(39,152)	41,275

LONG-TERM DEBT	156,905	1,641	—	158,546
DEFERRED INCOME TAXES	—	131	—	131

SHAREHOLDERS’ EQUITY:
Additional paid-in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(20,640)	18,726	(18,726)	(20,640)

Total shareholders’ equity	4,919	18,727	(18,727)	4,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$199,399	$63,351	$(57,879)	$204,871

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37	$14	$—	$51
Accounts receivable—net of allowances	65,357	2,246	—	67,603
Intercompany receivable	—	15,349	(15,349)	—
Inventories	70,144	8,186	—	78,330
Deferred income taxes	—	157	—	157
Prepaid expenses and other current assets	2,630	1,619	(1,179)	3,070

Total current assets	138,168	27,571	(16,528)	149,211

PROPERTY, PLANT AND EQUIPMENT, NET	17,554	6,090	—	23,644
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,504	141	—	60,645
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,057	3	—	5,060
INVESTMENT IN SUBSIDIARIES	22,402	—	(22,402)	—

TOTAL ASSETS	$243,685	$33,805	$(38,930)	$238,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$336	$569	$—	$905
Accounts payable	27,197	1,046	—	28,243
Intercompany payable	9,921	5,428	(15,349)	—
Accrued liabilities	12,233	3,183	(1,179)	14,237

Total current liabilities	49,687	10,226	(16,528)	43,385

LONG-TERM DEBT	172,319	1,090	—	173,409
DEFERRED INCOME TAXES	—	87	—	87

SHAREHOLDERS’ EQUITY:
Additional paid-in capital	25,559	1	(1)	25,559
Retained earnings (accumulated deficit)	(3,880)	22,401	(22,401)	(3,880)

Total shareholders’ equity	21,679	22,402	(22,402)	21,679

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$243,685	$33,805	$(38,930)	$238,560

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$2,719	$3,501	$(3,501)	$2,719
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	2,397	498	—	2,895
Noncash interest income	—	(109)	—	(109)
Deferred tax provision	—	85	—	85
Loss on disposal of fixed assets — net	5	—	—	5
Gain on sale of investment — net	—	(1,264)	—	(1,264)
Equity in consolidated subsidiaries	(3,501)	—	3,501	—
Changes in operating assets and liabilities:
Accounts receivable	—	(4,391)	—	(4,391)
Inventories	(9,880)	1,413	—	(8,467)
Prepaid expenses and other assets	(1,124)	119	500	(505)
Accounts payable	5,425	(220)	—	5,205
Intercompany accounts	(500)	500	—	—
Accrued liabilities	(1,671)	(228)	(500)	(2,399)

Net cash flow from operating activities	(6,130)	(96)	—	(6,226)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,022)	(193)	—	(3,215)
Proceeds from the sale of investment	—	4,379	—	4,379

Net cash flow from investing activities	(3,022)	4,186	—	1,164

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facility	8,380	—	—	8,380
Early retirement of debt	—	(3,822)	—	(3,822)
Repayment of long-term debt	(207)	(268)	—	(475)

Net cash flow from financing activities	8,173	(4,090)	—	4,083

DECREASE IN CASH AND CASH EQUIVALENTS	(979)	—	—	(979)

CASH AND CASH EQUIVALENTS — Beginning of period	1,024	10	—	1,034

CASH AND CASH EQUIVALENTS — End of period	$45	$10	$—	$55

Reduction in carrying value of Oswego fixed assets and capital lease obligation	$—	$1,878	$—	$1,878

Cash paid during the period for:
Interest	$7,080	$113	$—	$7,193
Taxes	—	700	—	700

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$17,903	$1,674	$(1,674)	$17,903
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	2,867	432	—	3,299
Deferred tax provision	—	21	—	21
Loss on disposal of fixed assets — net	141	—	—	141
Gain on sale of investment — net	(11)	—	—	(11)
Equity in consolidated subsidiaries	(1,674)	—	1,674	—
Changes in operating assets and liabilities:
Accounts receivable	(7,955)	(808)	—	(8,763)
Inventories	(8,862)	(1,579)	—	(10,441)
Prepaid expenses and other assets	(613)	(754)	1,179	(188)
Accounts payable	6,207	76	—	6,283
Intercompany accounts	(2,395)	2,395	—	—
Accrued liabilities	(386)	(974)	(1,179)	(2,539)

Net cash flow from operating activities	5,222	483	—	5,705

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,341)	(212)	—	(1,553)
Proceeds from the sale of fixed assets	40	—	—	40
Proceeds from sale of investment	82	—	—	82

Net cash flow from investing activities	(1,219)	(212)	—	(1,431)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facility	5,450	—	—	5,450
Repayment of long-term debt	(159)	(277)	—	(436)
Dividends paid to shareholders	(9,295)	—	—	(9,295)

Net cash flow from financing activities	(4,004)	(277)	—	(4,281)

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(6)	—	(7)

CASH AND CASH EQUIVALENTS — Beginning of period	38	20	—	58

CASH AND CASH EQUIVALENTS — End of period	$37	$14	$—	$51

Cash paid during the period for:
Interest	$7,837	$60	$—	$7,897
Taxes	—	244	—	244

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this report under “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2005. We assume no obligation to update any of these forward-looking statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included in this report.
Overview
     We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products in the United States. We supply a broad line of wire and cable products, which enables us to offer our customers a single source of supply for many of their wire and cable product requirements. We manufacture bare copper wire, some of which we use to produce our products and some of which we sell to other producers. We sell our products to a variety of customers, including a wide range of specialty distributors, retailers and original equipment manufacturers (OEMs). We develop our products for sale into multiple end markets, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air conditioning and refrigeration (HVAC/R), irrigation, industrial/contractor, recreation/transportation, copper fabrication, retail and automotive. We manufacture our products in seven domestic manufacturing facilities and supplement our domestic production with international and domestic sourcing. Virtually all of our products are sold to customers located in the United States and Canada.
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
     The primary component of our cost of goods sold is the cost of raw materials. Because labor costs have historically represented less than 10% of our cost of goods sold, competition from products produced in countries having lower labor rates has not affected our financial results significantly. For the six-month period ended June 2006, copper costs, including fabrication, have accounted for approximately 66.2% of our cost of goods sold. We buy copper from domestic and international suppliers, and the price we pay depends largely on the price of copper on international commodities markets.
     The price of copper is particularly volatile and can affect our net sales and profitability. The daily selling price of copper cathode on the COMEX averaged $3.39 per pound during the three months ended June 30, 2006, up 121.6% from the three months ended June 30, 2005. The average copper price on the COMEX was $3.62 per pound for July 2006. We purchase copper at the prevailing market price. We generally attempt to pass along to our customers changes in the prices of copper and other raw materials. Our ability to pass along price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. Our specialty distributors and OEMs segment offers a number of products that are particularly sensitive to fluctuations in copper prices. Other factors affecting product pricing include the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.

     From time to time, we consider acquisition opportunities that could materially increase the size of our business operations.
Business Segment Information
     We have three business segments: (i) electrical/wire and cable distributors; (ii) specialty distributors and OEMs; and (iii) consumer outlets. These segment classifications are based upon an aggregation of customer groupings and distribution channels because this is how we manage and evaluate our business. We sell virtually all of our products across each of our three segments, except that we sell our fabricated bare wire products only in our specialty distributors and OEMs segment. For the three months ended June 30, 2006, the electrical/wire and cable distributors segment, the specialty distributors and OEMs segment, and the consumer outlets segment represented approximately 34.6%, 69.3% and 10.8% of our net sales on a consolidated basis, respectively. Our consumer outlets segment, which is our smallest in terms of net sales, accounts for an even smaller percentage of our profitability because of increased competition from foreign suppliers and the delays we may encounter in passing along copper price increases to large retailers. To remain competitive, we are purchasing more labor intensive products from foreign sources for this segment. Our segment information presented below includes a separate line for corporate adjustments, which consist of items not allocated to a particular business segment, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, management fees and intangible amortization. The period-to-period comparisons set forth in this section include information about our three segments.
Consolidated Results of Operations
     The following table sets forth, for the periods indicated, the consolidated statements of operations data in thousands of dollars and as a percentage of net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2006		2005		2006
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$82,865	100.0%	$114,414	100.0%	$157,626	100.0%	$205,212	100.0%
Gross profit	11,689	14.1	24,628	21.5	21,850	13.8	41,197	20.1
Selling, engineering, general and administrative expenses	5,815	7.0	7,149	6.2	11,738	7.4	13,891	6.7
Restructuring charges	—	0.0	319	0.3	—	0.0	319	0.2

Operating income	5,874	7.1	17,160	15.0	10,112	6.4	26,987	13.2
Interest expense, net	3,840	4.6	4,256	3.7	7,497	4.8	8,321	4.1
Other income, net	(1,264)	(1.5)	—	0.0	(1,259)	(0.8)	(11)	0.0

Income before income taxes	3,298	(4.0)	12,904	11.3	3,874	2.4	18,677	9.1
Income tax expense	639	0.8	109	0.0	1,155	0.7	774	0.4

Net income	$2,659	3.2	$12,795	11.2	$2,719	1.7	$17,903	8.7

Capital expenditures	$2,025		$645		$3,215		$1,553
Depreciation and amortization expense	$1,441		$1,558		$2,895		$3,299

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
     Net sales — Net sales for the three months ended June 30, 2006 were $114.4 million compared to $82.9 million for the three months ended June 30, 2005, an increase of $31.5 million or 38.0%. This increase in net sales was due primarily to price increases. The price increases were driven by the significant increase in raw material costs, particularly copper. There was a 1.8% decline in volume in the three months ended June 30, 2006 compared to the prior period due to decreased demand from existing customers, somewhat offset by the addition of new customers. Volume changes between comparative periods are measured in total pounds shipped. Also contributing to the volume decline was a shift in product mix in our consumer outlets segment from low value-added products, such as extension cords, to high value-added products, such as thermostat and coaxial cables, and a change in manufacturing process affecting our automotive products. Otherwise, product mix in units for these periods was relatively consistent.
     Gross profit margin — Gross profit margin for the three months ended June 30, 2006 was 21.5% compared to 14.1% for the three months ended June 30, 2005. The increase in the gross profit margin was due principally to the ability to secure pricing increases that more than offset the significant increase in the cost of raw materials, primarily copper, reduced costs due to manufacturing efficiency improvements made during the prior year, reduced distribution expenses due to the implementation of new processes, and the ability to spread fixed costs over a significantly higher revenue base.
     Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the three months ended June 30, 2006 was $7.1 million compared to $5.8 million for the three months ended June 30, 2005. The increase between the two periods resulted primarily from increased sales commissions due to a higher revenue base and an increase in the accrual of management bonuses due to improved profitability.
     Restructuring Charges — Restructuring charges for the three months ended June 30, 2006 were $0.3 million. These expenses were the result of the planned closure of our Miami Lakes facility. Restructuring charges included $0.1 million of employee severance costs and $0.2 million of other closing costs.
     Interest expense, net — Interest expense, net, for the three months ended June 30, 2006 was $4.3 million compared to $3.8 million for the three months ended June 30, 2005. The increase in interest expense, net, was due primarily to higher average borrowings under our revolving line of credit resulting primarily from higher inventory costs.
     Other income,net — Other income for the three months ended June 30, 2005 was $1.3 million due to the settlement of our obligation with Copperweld as discussed in footnote 4 of the condensed consolidated financial statements.
     Income tax expense — Income tax expense was $0.1 million for the three months ended June 30, 2006 compared to $0.6 million for the three months ended June 30, 2005. We incur income tax expense as a result of the taxable income generated by our wholly owned C corporation subsidiary. Income tax expense decreased primarily because of a decline in the taxable income of our wholly owned C corporation subsidiary, which was a result of lower shared services income and elimination of the intercompany factoring of the accounts receivable.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
     Net sales — Net sales for the six months ended June 30, 2006 were $205.2 million compared to $157.6 million for the six months ended June 30, 2005, an increase of $47.6 million or 30.2%. This increase in net sales was due primarily to price increases. The price increases were driven by the significant increase in raw material costs, particularly copper. There was a 1.2% decline in volume in the six months ended June 30, 2006 compared to the prior period due to decreased demand from existing customers, somewhat offset by the addition of new customers. Volume changes between comparative periods are measured in total pounds shipped. Also contributing to the volume decline was a shift in product mix in our consumer outlets segment from low value-added products, such as extension cords, to high value-added products, such as thermostat and coaxial cables, and a change in manufacturing process affecting our automotive products. Otherwise, product mix in units for these periods was relatively consistent.
     Gross profit margin — Gross profit margin for the six months ended June 30, 2006 was 20.1% compared to 13.8% for the six months ended June 30, 2005. The increase in the gross profit margin was due principally to the ability to secure pricing increases that more than offset the significant increase in the cost of raw materials, primarily copper, reduced costs due to manufacturing efficiency improvements made during the prior year, reduced distribution expense due to the implementation of new processes, and the ability to spread fixed costs over a significantly higher revenue base.
     Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the six months ended June 30, 2006 was $13.9 million compared to $11.7 million for the six months ended June 30, 2005. The increase between the two periods resulted primarily from increased sales commissions due to a higher revenue base, an increase in the accrual of management bonuses due to improved profitability, and increased depreciation expense.
     Restructuring Charges — Restructuring charges for the six months ended June 30, 2006 were $0.3 million. These expenses were the result of the planned closure of our Miami Lakes facility. Restructuring charges included $0.1 million of employee severance costs and $0.2 million of other closing costs.
     Interest expense, net — Interest expense, net, for the six months ended June 30, 2006 was $8.3 million compared to $7.5 million for the six months ended June 30, 2005. The increase in interest expense, net, was due primarily to higher average borrowings under our revolving line of credit resulting primarily from higher inventory costs.
     Other income, net — Other income for the six months ended June 30, 2005 was $1.3 million due to the settlement of our obligation with Copperweld that occurred in the second quarter 2005 as discussed in footnote 4 of the condensed consolidated financial statements.
     Income tax expense — Income tax expense was $0.8 million for the six months ended June 30, 2006 compared to $1.2 million for the six months ended June 30, 2005. We incur income tax expense as a result of the taxable income generated by our wholly owned C corporation subsidiary. Income tax expense decreased primarily because of a decline in the taxable income of our wholly owned C corporation subsidiary which was a result of lower shared services income and elimination of the intercompany factoring of the accounts receivable.

Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended June 30,				Six months ended June 30,
	2005		2006		2005		2006
	Amount	%	Amount	%	Amount	%	Amount	%
Net Sales:
Electrical / Wire and Cable Distributors	$27,393	33.1%	$38,894	34.0%	$53,693	34.1%	$70,907	34.6%
Specialty Distributors and OEMs	44,011	53.1	79,684	69.6	82,321	52.2	142,212	69.3
Consumer Outlets	12,599	15.2	12,259	10.7	23,924	15.2	22,200	10.8
Intercompany eliminations	(1,138)	(1.4)	(16,423)	(14.3)	(2,312)	(1.5)	(30,107)	(14.7)

Total	$82,865	100.0%	$114,414	100.0%	$157,626	100.0%	$205,212	100.0%

Operating Income:
Electrical / Wire and Cable Distributors	$3,035	11.1%	$7,861	20.2%	$5,511	10.3%	$12,821	18.1%
Specialty Distributors and OEMs	3,074	7.0	9,690	12.2	5,783	7.0	15,400	10.8
Consumer Outlets	595	4.7	776	6.4	630	2.6	883	4.0

Total	6,704		18,327		11,924		29,104
Corporate	(830)		(1,167)		(1,812)		(2,117)

Consolidated operating income	$5,874	7.1%	$17,160	15.0%	$10,112	6.4%	$26,987	13.2%

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the three months ended June 30, 2006 were $38.9 million compared to $27.4 million for the three months ended June 30, 2005, an increase of $11.5 million or 42.0%. This increase was due primarily to selling price increases as a result of inflationary increases in raw material costs. There was an increase in volume of 1.3% due to increases in market share gains from our wire and cable distribution business. This was somewhat offset by a decline in our electrical distribution channel as a result of supporting market price increases.
     Operating income for our electrical/wire and cable distributors segment for the three months ended June 30, 2006 was $7.9 million compared to $3.0 million for the quarter ended June 30, 2005, an increase of $4.9 million, or 163.3%. This increase was attributed to the ability to secure price increases to offset increases in raw material costs, reduced distribution expenses due to improved processes, and the ability to spread fixed costs across a larger revenue base.
Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the three months ended June 30, 2006 were $79.7 million compared to $44.0 million for the quarter ended June 30, 2005, an increase of $35.7 million, or 81.1%. The increase was due to selling price increases associated with increases in raw material costs. In addition, there was an increase in volume of 1.4% due to growth in the HVAC/R and irrigation channels as a result of market share gains, as well as an increase of $15.3 million due to a change in October 2005 in our intercompany billings for copper purchases, which are eliminated in the consolidation of overall company revenues. These increases offset decreases in the recreation/transportation and security channels due to market conditions.
     Operating income for our specialty distributors and OEMs segment for the three months ended June 30, 2006 was $9.7 million compared with $3.1 million for the quarter ended June 30, 2005, an increase of $6.6 million or 212.9%. This increase was due primarily to volume and pricing initiatives, improved manufacturing efficiencies, reduced distribution expenses, and the spreading of fixed costs over a larger revenue base.
Consumer Outlets
     Net sales for our consumer outlets segment for the three months ended June 30, 2006 were $12.3 million compared to $12.6 million for the quarter ended June 30, 2005, a decrease of $0.3 million or 2.4%. This decrease was due to a volume decline of 17.9%, which was partially offset by price increases. The volume decline was due primarily to a decrease in orders from consumer outlet customers who had higher than expected inventory as a result of soft year-end retail sales. Also contributing to the volume decline was a shift in product mix from low value-added products, such as extension cords, to high value-added products, such as thermostat and coaxial cables, and a change in manufacturing process affecting our automotive products, which accounted for 4.4% of the decline.
     Operating income for our consumer outlets segment for the quarter ended June 30, 2006 was $0.8 million compared to $0.6 million for the quarter ended June 30, 2005, an increase of approximately $0.2 million. This increase included gains from cost savings realized from a new manufacturing process affecting our automotive products, and improved distribution expenses. These were offset by the increased cost of base raw materials, specifically copper, that were not fully passed along to our customers.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the six months ended June 30, 2006 were $70.9 million compared to $53.7 million for the six months ended June 30, 2005, an increase of $17.2 million or 32.0%. This increase was due primarily to selling price increases as a result of inflationary increases in raw material costs. There was a decrease in volume of 0.3% due to a decline in demand in our electrical distribution channel as a result of price increases necessitated by increased raw material costs. This decline in demand was somewhat offset by market share gains in our wire and cable distribution business.
     Operating income for our electrical/wire and cable distributors segment for the six months ended June 30, 2006 was $12.8 million compared to $5.5 million for the six months June 30, 2005, an increase of $7.2 million, or 128.6%. This increase was attributed to the ability to secure price increases to offset increases in raw material costs, reduced distribution expenses due to improved processes, and the ability to spread fixed costs across a larger revenue base.
Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the six months ended June 30, 2006 were $142.2 million compared to $82.3 million for the six months ended June 30, 2005, an increase of $59.9 million, or 72.8%. The increase was due to selling price increases associated with increases in raw material costs, increased security/home automation channel sales as a result of market share gains, and an increase of $27.8 million due to a change in October 2005 in our intercompany billings for copper purchases, which are eliminated in the consolidation of overall company revenues. These increases offset decreases in the recreation/transportation and contractor/industrial distribution channels due to market conditions. There was an increase in volume of 4.8% due to growth in the security/home automation, HVAC/R, OEM/government and irrigations channels due to market share gains.
     Operating income for our specialty distributors and OEMs segment for the six months ended June 30, 2006 was $15.4 million compared with $5.8 million for the six months ended June 30, 2005, an increase of $9.6 million or 165.6%. This increase was due primarily to volume and pricing initiatives, improved manufacturing efficiencies, reduced distribution expenses, and the spreading of fixed costs over a larger revenue base.
Consumer Outlets
     Net sales for our consumer outlets segment for the six months ended June 30, 2006 were $22.2 million compared to $23.9 million for the six months ended June 30, 2005, a decrease of $1.7 million or 7.1%. This decrease was due to a volume decline of 21.4%, which was partially offset by price increases. The volume decline was due primarily to a decrease in orders from consumer outlet customers who had higher than expected inventory as a result of soft year-end retail sales. In addition, the prior year included an initial stocking order for a major account that was not repeated in 2006. Also contributing to the volume decline was a shift in product mix from low value-added products, such as extension cords, to high value-added products, such as thermostat and coaxial cables, and a change in manufacturing process affecting our automotive products, which accounted for approximately 2.7% of the decline.
     Operating income for our consumer outlets segment for the six months ended June 30, 2006 was $0.9 million compared to $0.6 million for the six months ended June 30, 2005, an increase of approximately $0.3 million. This increase included gains on the sale of commodity contracts, improved distribution expenses due to new processes, and cost savings realized from a new manufacturing process affecting our automotive products, offset by a decline in operating income due primarily to the impact of the increased cost of base raw materials, specifically copper, that could not be fully passed along to our customers.
Liquidity and Capital Resources
Debt
     As of June 30, 2006, we had the following long-term debt (including capital lease obligations) outstanding:

As of
June 30, 2006
Revolving credit facility	$51,450
Senior notes	120,000
Capital lease obligations	1,311
Other long-term debt	1,553

Total long-term debt	$174,314

Senior Secured Revolving Credit Facility
     Our credit facility will mature on September 28, 2009 and is an asset-based lending agreement whereby we can receive advances not to exceed the lesser of $75 million or the sum of 85% of eligible accounts receivable and 55% of eligible inventories, with a sublimit for letters of credit of up to $5 million. Interest is payable at the agent’s prime rate plus a range of 0.25% to 1.25% (based on our leverage ratio at the end of any fiscal quarter), or at our option, a eurodollar rate based on the London Interbank Offered Rate plus 1.75% to 2.75% (based on our leverage ratio at the end of any fiscal quarter. The credit facility accrued interest at an average rate of 7.05%, and our average borrowed amount was $46.4 million, for the six-month period ended June 30, 2006.
     Our credit facility is secured by substantially all of our assets, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all of the capital stock of each of our domestic subsidiaries and 65% of the capital stock of each of our foreign subsidiaries. The credit facility provides that a change of control under the credit facility will occur if, among other things, either Mr. Yetman ceases to be our Chief Executive Officer or Mr. Burger ceases to be our Chief Financial Officer and in each case a successor reasonably acceptable to the agent under the credit facility is not appointed within 180 days. A change of control would constitute an event of default under the credit facility, entitling the lenders to declare all obligations due and payable.
     The credit facility contains financial covenants, including, but not limited to, a fixed charge coverage ratio and a leverage ratio. In addition, the credit facility contains other customary affirmative and negative covenants relating to limitations on dividends and other restricted payments, indebtedness, liens, investments, guarantees, mergers and acquisitions, sales of assets, affiliate transactions, maintaining excess cash, issuing capital stock, sale and leaseback transactions and leases. The financial covenants:
     • require us to maintain a Leverage Ratio (as defined in the credit facility) that does not exceed 6.5 to 1.0 as of the last day of each fiscal quarter, and
     • require us to maintain a Fixed Charge Coverage Ratio (as defined in the credit facility) of not less than 1.1 to 1.0 as of the last day of each fiscal quarter.
     As of June 30, 2006, our Leverage Ratio was 3.5 to 1.0 and our Fixed Charge Coverage Ratio was 2.0 to 1.0. Our capital expenditures in the six months ended June 30, 2006 were $1.6 million. On November 2, 2005, we entered into an amendment to the credit facility with the lenders that removed the capital expenditures restriction contained in the original credit facility. Because capital expenditures are effectively limited by the Fixed Charge Coverage Ratio, we do not expect to make consolidated capital expenditures in an amount that would cause a default under the Fixed Charge Coverage Ratio covenant. As of June 30, 2006, we were in compliance with all of the covenants contained in the credit facility.
     As of June 30, 2006, we had outstanding borrowings of $51.5 million under our credit facility and we had $23.6 million of additional borrowing capacity given our borrowing base as of that date.
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
     We are also prohibited by the credit facility from:
     • changing or amending any document relating to the subordination, terms of payment or required prepayments of our senior notes,
     • making any covenant or event of default in the indenture relating to our senior notes more restrictive,
     • making any prepayment on our senior notes, except for scheduled payments required pursuant to the terms of the notes or the related indenture, and
     • issuing capital stock.
Senior Notes
     Our senior notes have an aggregate principal amount of $120.0 million, bear interest at a fixed rate of 9.875% and mature in 2012. The notes are guaranteed by our domestic restricted subsidiaries (as defined in the governing indenture). The indenture includes a covenant that prohibits us from incurring additional debt (other than certain permitted indebtedness, including but not limited to the maximum availability under our credit facility) unless our Consolidated Fixed Charge Coverage Ratio (as defined in the indenture) is greater than 2.0 to 1.0. As of June 30, 2006, our Consolidated Fixed Charge Coverage Ratio was 2.0 to 1.0. Upon the occurrence of a change of control (as defined in the indenture), we must offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of our assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of June 30, 2006, we were in compliance with all of the covenants contained in the indenture governing the notes. We may redeem some or all of the notes at any time on or after October 1, 2008, at redemption prices set forth in the indenture. In addition, before October 1, 2007, we may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109.875% of their aggregate principal amount, plus accrued interest, with the cash proceeds from certain kinds of equity offerings.
Other
     In addition, we lease various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The total minimum payments under the leases at June 30, 2006 were approximately $1.3 million, including $0.3 million representing interest.
     We have a $1.0 million mortgage on a manufacturing facility requiring monthly payments of $9,432 and bearing interest at 5.75% per annum. The outstanding balance of the loan at June 30, 2006 was $0.3 million.
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
     If we experience a deficiency in earnings with respect to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows from operations and borrowings under our credit facility. If cash flow generated from our operations, together with borrowings under our credit facility, is not sufficient to fund our operations, debt service and capital expenditures and we need to seek additional sources of capital, the limitations contained in the credit facility and the indenture relating to our senior notes on our ability to incur debt could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity, which would require a waiver under our credit facility. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay development of products or forego acquisition opportunities. It is also possible that we would no longer have the capital necessary to operate our business as a going concern, in which case we would likely be unable to generate income with which to repay our indebtedness, including our senior notes.
     Net cash provided by operating activities for the six months ended June 30, 2006 was $5.7 million compared to net cash used by operating activities of $6.2 million for the six months ended June 30, 2005. The primary factors contributing to the increase in cash provided by operating activities for the six months ended June 30, 2006 compared to 2005 were: (i) a $15.2 million increase in net income; (ii) a $1.0 increase in cash provided by accounts payable, due mainly to the increase in inventory payables relating to increased commodity prices and the timing of payment; and (iii) a decrease of $0.3 million in cash used by prepaid expenses and other assets. These factors were partially offset by increases in the use of cash by (i) inventories of $2.0 million due to rapid increases in raw material costs; (ii) accounts receivable of $4.4 million due to increase in sales and the difference in the timing of collections; and (iii) a $0.1 million increase in cash used by accrued liabilities.
     Net cash used in investing activities for the six months ended June 30, 2006 was $1.4 million due to $1.6 million of capital expenditures, slightly offset by $0.2 million of proceeds from the sale of fixed assets and an investment.
     Net cash used by financing activities for the six months ended June 30, 2006 was $4.3 million, reflecting net revolver borrowings of $5.5 million, the payment of long-term debt of $0.4 million, and $9.3 million of dividends to shareholders. The dividends paid consisted of $4.6 million of tax distributions and $4.7 million of discretionary dividends. $3.6 million of the tax distributions paid in the three months ended June 30, 2006 covered both the first and second quarter 2006 distributions.
     During the third quarter ended September 30, 2005, we experienced a theft of inventory as a result of break-ins at our manufacturing facility located in Miami Lakes, Florida. We believe we will recover the amount of the loss, net of deductibles, under our insurance policy. As a result of the loss we reduced the value of inventory by $1.3 million and recorded an insurance receivable, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet. In order to deter future thefts, we completed a third-party analysis of our security processes at all of our facilities and warehouses and made any necessary adjustments to deter future thefts; however, we can not assure you that future incidents of theft will not occur.
     On April 14, 2006, the Board of Directors approved a plan to close our leased assembled manufacturing and distribution facility located in Miami Lakes, Florida based on an evaluation of this facility in the long-term operation of our business. The Board determined that the efficient utilization of our manufacturing assets would be enhanced by partial relocation of production to our plant in Waukegan, Illinois supplemented by additional international sourcing. These activities are expected to conclude in the third quarter 2006.
     We have spent $0.3 million to close the Miami Lakes facility. The charges consist of $0.3 million of employee severance, lease termination and other closing costs. We estimate spending an additional $1.1 million consisting of $0.6 million of lease termination costs and $0.5 million of other costs relating to the closure.
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
Contractual Obligations
     The following table sets forth information about our contractual obligations and commercial commitments as of June 30, 2006:

	Payments Due by Period
		Less
		than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)
Current and long-term debt obligations (including interest)	195,803	12,456	36,519	82,254	64,574
Capital lease obligations (including interest)	1,573	509	1,064	—	—
Operating lease obligations	11,787	2,495	4,420	2,478	2,394
Purchase obligations	36,356	36,356	—	—	—
     We will be required to make future cash contributions to our defined contribution savings plans. The estimate for these contributions is approximately $0.8 million during 2006. Estimates of cash contributions to be made after 2006 are difficult to determine due to the number of variable factors that impact the calculation of defined contribution savings plans. We will also be required to make interest payments on our revolving debt and other variable rate debt. The interest payments to be made on our revolving debt and other variable debt are based on variable interest rates, and the amounts of the borrowings under our revolving credit facility depend upon our working capital requirements.

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
     Some of the key factors that could cause actual results to differ from our expectations include:
•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	general economic conditions and changes in the demand for our products by key customers;

•	failure to identify, finance or integrate acquisitions;

•	our level of indebtedness; and

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
     Commodity Risk. We generally do not enter into arrangements to hedge price fluctuations for copper or other commodities used to manufacture our products, although we have done so from time to time, primarily in our consumer outlets segment. The terms of these hedging arrangements generally are less than one year. We had $0.2 million of outstanding commodity hedging arrangements at June 30, 2006.
     Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. The interest rate on our credit facility is based on either the lenders’ prime rate or LIBOR. Based on an assumed $51.4 million of borrowings outstanding under our credit facility, a one percentage point change in LIBOR would change our annual interest expense by approximately $0.5 million.
ITEM 4. Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION
ITEM 1. Legal Proceedings
     We are involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. We believe that none of the routine litigation that we now face, individually or in the aggregate, will have a material effect on consolidated financial position. However, an adverse determination could be material to our cash flow or results of operations in any given period. We maintain insurance coverage for litigation that arises in the ordinary course of our business and believe such coverage is adequate.
ITEM 1A. Risk Factors
There have been no material changes to our risk factors as set forth in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 6. Exhibits
See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC.
(Registrant)

Date: August 9, 2006	By	/s/ G. Gary Yetman

Chief Executive Officer and President

Date: August 9, 2006	By	/s/ Richard N. Burger

Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1	—	Certificate of Incorporation of Coleman Cable, Inc., incorporated herein by reference to our Form S-4 filed on April 26, 2005.

3.2	—	By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.1	—	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.2	—	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

Exhibit
No.		Description

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.