Form 10-Q
period 2006-09-30
Coleman Cable, Inc.
filed 2006-11-07
CIK 1323653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

(847) 672-2300
(Registrant’s Telephone Number, including Area Code)

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
     Indicate by check whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act. ☐ Yes ☑ No
Common shares outstanding September 30, 2006: 40,904 (12,786,900 after stock split effected October 10, 2006)

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2006	1

Condensed Consolidated Balance Sheets as December 31, 2005, September 30, 2005 and 2006	2

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2006	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2005 and 2006	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 6. Exhibits	40

Signatures	41

Exhibit Index	42
Exhibit 1.1 - Purchase/Placement Agreement
Exhibit 3.1 - Amended and Restated Certificate of Incorporation
Exhibit 3.2 - Amended and Restated By-Laws
Exhibit 4.3 - Registration Rights Agreement
Exhibit 4.4 - Shareholders Agreement
Exhibit 10.1 - Fourth Amendment to the Credit Agreement
Exhibit 10.2 - Amended and Restated Employment Agreement - G. Gary Yetman
Exhibit 10.3 - Amended and Restated Employment Agreement - Richard N. Burger
Exhibit 10.4 - Amended and Restated Employment Agreement - Jeffrey D. Johnston
Exhibit 10.5 - Consulting Agreement - David Bistricer
Exhibit 10.6 - Consulting Agreement - Nachum Stein
Exhibit 10.7 - 2006 Long-Term Stock Incentive Plan
Exhibit 10.8 - Miami Lease Termination and Release Agreement
Exhibit 10.9 - Tax Matters Agreement
Exhibit 31.1 - Certification of CEO Pursuant to Section 302
Exhibit 31.2 - Certification of CFO Pursuant to Section 302
Exhibit 32.1 - Certification of CEO and CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
NET SALES	$93,625	$114,925	$251,251	$320,137
COST OF GOODS SOLD	78,948	90,697	214,724	254,712

GROSS PROFIT	14,677	24,228	36,527	65,425

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	6,487	9,158	18,230	23,049

RESTRUCTURING CHARGES	—	891	—	1,210

OPERATING INCOME	8,190	14,179	18,297	41,166

INTEREST EXPENSE	3,948	4,185	11,445	12,506
OTHER INCOME	—	—	(1,264)	(11)

INCOME BEFORE INCOME TAXES	4,242	9,994	8,116	28,671

INCOME TAX EXPENSE	816	235	1,971	1,009

NET INCOME	$3,426	$9,759	$6,145	$27,662

Basic and diluted net income per share:	$0.27	$0.77	$0.48	$2.17
Basic and diluted weighted average shares outstanding:	12,749,400	12,753,150	12,749,400	12,750,650
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share data)
(unaudited)

	December 31,	September 30,	September 30,
	2005	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58	$69	$52
Accounts receivable, less allowance for uncollectible accounts of $1,876, $1,905 and $2,262, respectively	58,840	61,867	73,672
Inventories	67,889	68,161	80,377
Deferred income taxes	206	—	104
Prepaid expenses and other current assets	2,890	2,879	4,133

Total current assets	129,883	132,976	158,338

PROPERTY, PLANT AND EQUIPMENT:
Land	579	579	579
Buildings and leasehold improvements	7,732	7,733	7,535
Machinery, fixtures and equipment	44,894	43,853	44,684

	53,205	52,165	52,798
Less accumulated depreciation and amortization	(28,889)	(27,699)	(30,634)
Construction in progress	948	1,175	693

Property, plant and equipment, net	25,264	25,641	22,857

GOODWILL AND INTELLECTUAL PROPERTY, NET	60,651	60,654	60,642
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,590	5,824	4,826

TOTAL ASSETS	$221,388	$225,095	$246,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$874	$3,364	$44,973
Accounts payable	22,126	36,572	36,589
Accrued liabilities	16,776	16,886	19,458
Deferred income taxes	—	517	—

Total current liabilities	39,776	57,339	101,020

LONG-TERM DEBT	168,426	159,292	121,721
DEFERRED INCOME TAXES	115	119	160
SHAREHOLDERS’ EQUITY:
Common stock, par $0.001; 31,260,790 shares authorized and 12,749,400 issued and outstanding on December 31, 2005 and September 30, 2005, and 12,786,900 on September 30, 2006	13	13	13
Additional paid-in capital	25,546	25,546	26,077
Accumulated deficit	(12,488)	(17,214)	(2,328)

Total shareholders’ equity	13,071	8,345	23,762

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$221,388	$225,095	$246,663

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$6,145	$27,662
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	4,346	4,799
Noncash interest income	(110)	—
Director stock compensation	—	531
Deferred tax provision	146	147
Loss on disposal of fixed assets – net	5	313
Gain on sale of investment – net	(1,264)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(13,254)	(14,832)
Inventories	(18,027)	(12,488)
Prepaid expenses and other assets	(1,398)	(1,251)
Accounts payable	16,597	14,583
Accrued liabilities	2,222	2,682

Net cash flow from operating activities	(4,592)	22,135

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,525)	(2,157)
Proceeds from sale of fixed assets	—	42
Proceeds from sale of investment	4,379	82

Net cash flow from investing activities	(1,146)	(2,033)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving loan facility	9,320	(1,950)
Early retirement of debt	(3,822)	—
Repayment of long-term debt	(725)	(656)
Dividends paid to shareholders	—	(17,502)

Net cash flow from financing activities	4,773	(20,108)

DECREASE IN CASH AND CASH EQUIVALENTS	(965)	(6)

CASH AND CASH EQUIVALENTS — Beginning of period	1,034	58

CASH AND CASH EQUIVALENTS — End of period	$69	$52

NONCASH ACTIVITY
Reduction in carrying value of Oswego fixed assets and capital lease obligation	$1,878	—
Capital lease obligations	34	—
Unpaid capital expenditures	—	46
CASH PAID FOR:
Interest	$7,929	$8,865
Taxes	1,405	387
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except for share data)
(unaudited)

				Related
	Common	Common	Additional	Earnings
	Stock	Stock	Paid-in	(Accumulated
	Outstanding	Issued	Capital	Deficit)	Total
BALANCE-January 1, 2005	12,749,400	$13	$25,546	$(23,359)	$2,200
Net income	—	—	—	6,145	6,145

BALANCE-September 30, 2005	12,749,400	$13	$25,546	$(17,214)	$8,345

BALANCE-January 1, 2006	12,749,400	$13	$25,546	$(12,488)	$13,071
Net income	—	—	—	27,662	27,662
Dividends	—	—	—	(17,502)	(17,502)
Director stock compensation	37,500	—	531	—	531

BALANCE-September 30, 2006	12,786,900	$13	$26,077	$(2,328)	$23,762

COLEMAN CABLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in thousands except share data)
1.	BASIS OF PRESENTATION

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2006 included herein are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The financial statements and footnotes reflect retroactive presentation for the 312.6079 for 1 stock split that occurred on October 10, 2006.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and was required to be adopted in the first quarter of 2006. Adoption of SFAS No. 151 did not have a material impact on the Company‘s financial position or results of operations.

In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN No. 48 also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN No. 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of FIN No. 48 to have a material impact on the Company’s financial position or results of operation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company in the first quarter of 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment. SFAS No. 123R supersedes APB No. 25 and requires the recognition of compensation expense over the vesting period for all share-base payments, including stock options, based on the fair value of the instrument at the grant date. SFAS No. 123R is effective starting with the first interim period beginning after

June 15, 2005. The Company will apply SFAS No. 123R to the 1,650,000 shares of its common stock reserved for issuance under its stock incentive plan (see “Stock Incentive Plan” in Note 12).

3.	INVENTORIES

Inventories consisted of the following:

	December 31, 2005	September 30, 2005	September 30, 2006
FIFO cost:
Raw materials	$16,295	$17,189	$15,789
Work in progress	3,537	4,609	3,803
Finished products	48,057	46,363	60,785

Total	$67,889	$68,161	$80,377

4.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2005	September 30, 2005	September 30, 2006
Salaries, wages and employee benefits	$4,814	$3,198	$3,821
Sales incentives	6,093	5,470	6,793
Income taxes	24	—	—
Interest	3,121	6,076	6,051
Other	2,724	2,142	2,793

Total	$16,776	$16,886	$19,458

5.	DEBT

	December 31, 2005	September 30, 2005	September 30, 2006
Revolving credit facility	$46,000	$39,140	$44,050
Senior notes	120,000	120,000	120,000
Capital lease obligations	1,489	1,579	1,222
Other debt, annual interest rates up to 6.25%, payable through 2019	1,811	1,937	1,422

	169,300	162,656	166,694
Less current portion	(874)	(3,364)	(44,973)

Total long-term debt	$168,426	$159,292	$121,721

The indenture governing the Company’s 9.875% unsecured notes due in 2012 (the “Notes”) contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to: incur additional indebtedness; make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of its assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of September 30, 2006, the Company was in compliance with all of the covenants contained in the indenture.
The Company’s senior secured revolving credit facility (the “Revolving Credit Facility”) will mature on September 28, 2009 and is an asset-based lending agreement whereby the Company can receive advances based on the lesser of $75,000 or the sum of 85% of eligible accounts receivable and 55% of eligible inventories. The Revolving Credit Facility contains a $5,000 limit for letters of credit, with outstanding letters of credit reducing the total amount available for borrowing under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the Company’s assets, including accounts receivable, inventory and any other tangible and intangible assets. Interest is payable at the bank’s prime rate plus a range of 0.25% to 1.25%, or at the option of the Company, LIBOR plus 1.75% to 2.75%. The Revolving Credit Facility accrued interest in the three and nine months ended September 30, 2006 at an average rate of 7.06% and 7.03%, and the Company’s average borrowed amount was $46,417 and $46,434, none of which was against the limit for letters of credit. As of September 30, 2006, the Company had $30,950 of additional borrowing capacity.

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

On August 14, 2006, the Company entered into an amendment to the Revolving Credit Facility which (i) modified the change of control provision to narrow the circumstances that would amount to a default, (ii) allowed the Company to alter its certificate of incorporation to increase the authorized share capital of the company to effect an equity issuance, and (iii) added a provision that allowed the Company to issue up to 9,980,000 shares of its common stock on or before December 1, 2006 for proceeds that would be used to repurchase up to 5,980,000 shares of common stock of the Company and pay down the lesser of $75,000 or the outstanding principal of the Revolving Credit Facility on the date of the equity issuance.

The Company was in compliance at September 30, 2006 with all covenants in the Revolving Credit Facility.

The Notes and the Revolving Credit Facility both have restrictions on dividend distributions to shareholders, including but not limited to, a percentage of net income (less distributions for tax purposes). The distributions for tax purposes are computed at the shareholder applicable tax rate. Distributions for tax purposes are not restricted so long as the Company qualifies as an S corporation. The Company paid $12,852 of tax distributions in the nine months ended September 30, 2006 of which $8,207 were paid in the third quarter. The Company paid $4,650 of discretionary dividends to shareholders in the nine months ended September 30, 2006.

The Revolving Credit Facility is recorded in current liabilities as of September 30, 2006 because the Company paid down the revolver on October 11, 2006.

After the consummation of the private offering (see Note 12), and as early as the fourth quarter of 2006, the Company may terminate its existing credit facility and put a new, more favorable credit facility in place. The termination of the existing credit facility could result in a non-cash pre-tax charge to earnings of up to $900 in the financial statements for the period in which the termination occurs.

In connection with the purchase of the Oswego Wire Incorporated facility (“Oswego”) and certain related equipment in 1987, Oswego acquired the rights and assumed the capital lease obligation of Copperweld Corporation (“Copperweld”) under a certain Amended and Restated Sale Agreement (“Sale Agreement”) between Copperweld and the County of Oswego Industrial Development Agency (“IDA”). Terms of the Sale Agreement specified payment of $5,700 on July 1, 2012 with interest to be paid quarterly through that date on the outstanding balance at a rate of 55% of the prime rate. In order to secure payment of the loan, in 1987, the Company purchased and placed in a dedicated fund $675 of 8.7% zero coupon bonds issued by the Municipal Authority of Westmoreland County, Pennsylvania, redeemable in the amount of $5,700 on July 1, 2012. Upon maturity, the proceeds of the investment in the zero coupon bonds were to be used to fulfill the obligation under the Sale Agreement. The bonds were expected to be held to maturity, and were carried at their original cost of $675 plus accumulated interest of $2,330 and were included in other assets.

On May 16, 2005, Oswego and Copperweld reached a definitive agreement regarding the accelerated payment of the $5,700 lease obligation due under the Sale Agreement. Oswego sold the zero coupon bonds for $4,382 and made a cash payment of $3,822 to Copperweld, in exchange for complete settlement of Oswego’s obligations under the Sale Agreement and the conveyance by Copperweld to Oswego of all of Copperweld’s rights, title and interest in and to the Oswego facility, free and clear of any liens and encumbrances held by Oswego County. The Company recognized a gain of $1,267 in the second quarter of 2005 related to the sale of the zero coupon bonds, which is included in “Other income” and reduced the carrying value of the Oswego fixed assets by $1,878, the amount by which the lease obligation exceeded the amount paid to settle the obligation.

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases certain of its buildings, machinery and equipment under operating lease agreements that expire at various dates over the next ten years. Rent expense for all operating leases for the three months ended September 30, 2005 and September 30, 2006 was $784 and $1,105 respectively. Rent expense for all operating leases for the nine months ended September 30, 2005 and September 30, 2006 was $2,320 and $2,615, respectively.

Capital Leases—The Company leases various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The assets are amortized/depreciated over the shorter of their related lease terms or their estimated productive lives. Obligations under capital leases are included with debt in the accompanying condensed consolidated balance sheets.

Legal Proceedings—The Company is a party to various environmental and other claims and lawsuits that have arisen in the ordinary course of business. Estimates of related costs and losses have been accrued in the financial statements. In determining these accruals, the Company does not discount environmental or legal accruals and does not reduce them by anticipated insurance recoveries. The Company believes that its accruals related to environmental, litigation and other claims are sufficient and that, based on the information currently available, these items and the Company’s rights to available insurance and indemnity will be resolved without material adverse effect on the Company’s consolidated financial position, cash flow or results of operations. There can be no assurance, however, that this will be the case.

On March 16, 2005 the Company received notice from a PRP Group that the Company had potential liability at the HIMCO Dump site in Elkhart, Indiana as a result of the activities of Riblet Products Corporation, and the Company could resolve those potential liabilities by a commitment to pay a cashout settlement and an administrative assessment to cover past and future group expenses on a per capita basis. The Company recorded an accrual in 2004 for $71 for this liability, and the accrual remained unchanged as of December 31, 2005. On September 20, 2006, the Company settled the pending lawsuit with HIMCO for $86, which resulted in an additional charge of $15 in the third quarter of 2006.

Employment Agreements— The Company has amended the employment agreements of Messers. Yetman, Burger and Johnston to provide for an annual CPI-adjusted salary, plus a bonus of up to 100% of base salary for each year as determined by the board of directors based on attainment of performance goals conveyed to the employee. The cash performance bonus may be increased in any year at the discretion of the board of directors or an appropriate board committee.

The term of each employment agreement shall be for a rolling three year period such that upon each day of service, each agreement will automatically renew for one additional day, unless terminated by either party.

Employee Benefits— The Company provides defined contribution savings plans for management and other employees. The plans provide for fixed matching contributions based on the terms of such plans to the accounts of plan participants. Additionally, the Company, with the approval of the board of directors, may make discretionary contributions. The Company expensed $105 and $145 related to these plans for the three months ended September 30, 2005 and 2006, respectively. The Company expensed $338 and $559 related to these plans for the nine months ended September 30, 2005 and 2006, respectively.
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

No one customer or group of customers under common control accounted for more than 10% of consolidated net sales. Export sales are not material. Intercompany sales among segments represent primarily the sale of fabricated bare wire products by Oswego Wire, which is included in the Company’s Specialty Distributors and OEMs segment, to other segments and are eliminated in consolidation; in the fourth quarter of 2005, the Company changed its intercompany billings for copper purchases.

Segment operating income represents income from continuing operations before interest income or expense, other income and income taxes. Corporate consists of items not charged or allocated to a particular segment, including costs for employee relocation, discretionary bonuses, professional fees, restructuring, management fees and intangible amortization.

Financial data for the Company’s business segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006

Net Sales:
Electrical/Wire and Cable Distributors	$30,621	$40,540	$84,314	$111,447
Specialty Distributors and OEMs	46,757	73,517	129,078	215,729
Consumer Outlets	17,335	16,060	41,259	38,260
Intercompany eliminations	(1,088)	(15,192)	(3,400)	(45,299)

Total	$93,625	$114,925	$251,251	$320,137

Operating Income:
Electrical/Wire and Cable Distributors	$3,866	$7,238	$9,373	$20,058
Specialty Distributors and OEMs	3,890	8,829	9,672	24,227
Consumer Outlets	1,490	1,542	2,121	2,424

Total	9,246	17,609	21,166	46,709
Corporate	(1,056)	(3,430)	(2,869)	(5,543)

Consolidated operating income	$8,190	$14,179	$18,297	$41,166

8.	RELATED PARTIES

In July 2004, the Company entered into an operating lease for the corporate office located in Waukegan, Illinois (the “Corporate Office”) with a third-party lessor. The lease was negotiated at the then-prevailing market terms. In 2005, substantially all of the shareholders of the Company contributed cash equity to form HQ2 Properties, LLC (“HQ2”), which then purchased the Corporate Office in August 2005. HQ2 assumed the existing lease on the same terms from the previous lessor, with the exception of the lease term, which was extended from 2014 to 2015. Rent expense paid to HQ2 for the three months ended September 30, 2005 and 2006 was $57 and $90, respectively. Rent expense paid to HQ2 for the nine months ended September 30, 2005 and 2006 was $57 and $268, respectively.

Two of the Company’s shareholders have consulting arrangements with the Company whereby, in addition to their service as directors of the Company, they provide advice and counsel on business planning and strategy, including advice on potential acquisitions. Pursuant to these arrangements, and for their service as directors, the Company paid each eligible individual $63 for the three months ended September 30, 2005 and September 30, 2006, respectively, and paid each eligible individual $188 for the nine months ended September 30, 2005 and September 30, 2006, respectively.

On September 4, 2006, the Company’s board of directors approved a payment to one of its directors of $750 in cash and 37,500 shares of its common stock for additional services rendered to the Company in connection with the exploration and development of strategic alternatives and certain other matters. The Company expensed and paid $1,281 of professional fees related to these services in the three and nine months ended September 30, 2006.

9.	INVENTORY THEFT

During the third quarter ended September 30, 2005, the Company experienced a theft of inventory as a result of break-ins at the manufacturing facility located in Miami Lakes, Florida. The Company believes it will recover the amount of the loss, net of deductibles, under its insurance policy. As a result of the loss, the cost of inventory was reduced by $1,280 and an insurance receivable was recorded and is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

10.	RESTRUCTURING CHARGES

On April 14, 2006, the Company announced the closing of its leased manufacturing and distribution facility located in Miami Lakes, Florida based on an evaluation of this facility in the long term operation of its business.

The following table summarizes the restructuring activity from April 1, 2006 through September 30, 2006.

	Employee	Lease	Equipment	Other
	severance costs	termination costs	relocation costs	closing costs	Total
Balance-3/31/2006	$—	$—	$—	$—	$—
Additions	77	7	144	91	319
Uses	(58)	(7)	(144)	(91)	(300)

Balance-6/30/06	19	—	—	—	19
Additions	—	648	70	173	891
Uses	(19)	(648)	(70)	(173)	(910)

Balance-9/30/2006	$—	$—	$—	$—	$—
As of September 30, 2006, the Company has spent $1,210 to close the Miami Lakes facility. The charges consist of $77 of employee severance costs, $655 of lease termination costs, $214 of equipment relocation costs and $264 for other closing costs. The Company estimates spending an additional $100 consisting of other costs relating to the closure. The Company expects to complete these activities by the end of 2006.

11.	SUPPLEMENTAL GUARANTOR INFORMATION

The payment obligations of the Company under the Notes and the Revolving Credit Facility (see Note 5) are guaranteed by certain of the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Coleman Cable, Inc. (the “Parent”) and the Company’s Guarantor Subsidiaries — CCI Enterprises, Inc., Oswego Wire Incorporated and CCI International.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$87,376	$9,049	$(2,800)	$93,625
COST OF GOODS SOLD	75,263	3,685	—	78,948

GROSS PROFIT	12,113	5,364	(2,800)	14,677

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	6,023	3,264	(2,800)	6,487

OPERATING INCOME	6,090	2,100	—	8,190

INTEREST EXPENSE	3,832	116	—	3,948

INCOME BEFORE INCOME TAXES	2,258	1,984	—	4,242

INCOME TAX EXPENSE	65	751	—	816
INCOME FROM GUARANTOR SUBSIDIARIES	1,233	—	(1,233)	—

NET INCOME	$3,426	$1,233	$(1,233)	$3,426

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$95,604	$23,225	$(3,904)	$114,925
COST OF GOODS SOLD	71,777	18,920	—	90,697

GROSS PROFIT	23,827	4,305	(3,904)	24,228

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	9,704	3,358	(3,904)	9,158

RESTRUCTURING CHARGES	891	—	—	891

OPERATING INCOME	13,232	947	—	14,179

INTEREST EXPENSE	3,960	225	—	4,185

INCOME BEFORE INCOME TAXES	9,272	722	—	9,994

INCOME TAX EXPENSE	177	58	—	235
INCOME FROM GUARANTOR SUBSIDIARIES	664	—	(664)	—

NET INCOME	$9,759	$664	$(664)	$9,759

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$233,422	$25,505	$(7,676)	$251,251
COST OF GOODS SOLD	203,945	10,779	—	214,724

GROSS PROFIT	29,477	14,726	(7,676)	36,527

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	16,826	9,080	(7,676)	18,230

OPERATING INCOME	12,651	5,646	—	18,297

INTEREST EXPENSE	11,142	303	—	11,445

OTHER INCOME	—	(1,264)	—	(1,264)

INCOME BEFORE INCOME TAXES	1,509	6,607	—	8,116

INCOME TAX EXPENSE	98	1,873	—	1,971
INCOME FROM GUARANTOR SUBSIDIARIES	4,734	—	(4,734)	—

NET INCOME	$6,145	$4,734	$(4,734)	$6,145

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$262,162	$69,532	$(11,557)	$320,137
COST OF GOODS SOLD	198,633	56,079	—	254,712

GROSS PROFIT	63,529	13,453	(11,557)	65,425

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	24,696	9,910	(11,557)	23,049

RESTRUCTURING CHARGES	1,210	—	—	1,210

OPERATING INCOME	37,623	3,543	—	41,166

INTEREST EXPENSE	11,875	631	—	12,506

OTHER INCOME	(11)	—	—	(11)

INCOME BEFORE INCOME TAXES	25,759	2,912	—	28,671

INCOME TAX EXPENSE	435	574	—	1,009
INCOME FROM GUARANTOR SUBSIDIARIES	2,338	—	(2,338)	—

NET INCOME	$27,662	$2,338	$(2,338)	$27,662

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38	$20	$—	$58
Accounts receivable—net of allowances	57,402	1,438	—	58,840
Intercompany receivable	—	16,449	(16,449)	—
Inventories, net	61,282	6,607	—	67,889
Deferred income taxes	—	206	—	206
Prepaid expenses and other current assets	2,025	865	—	2,890

Total current assets	120,747	25,585	(16,449)	129,883

PROPERTY, PLANT AND EQUIPMENT, NET	18,954	6,310	—	25,264
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,510	141	—	60,651
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,587	3	—	5,590
INVESTMENT IN SUBSIDIARIES	20,728	—	(20,728)	—

TOTAL ASSETS	$226,526	$32,039	$(37,177)	$221,388

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$322	$552	$—	$874
Accounts payable	21,156	970	—	22,126
Intercompany payable	12,316	4,133	(16,449)	—
Accrued liabilities	12,619	4,157	—	16,776

Total current liabilities	46,413	9,812	(16,449)	39,776

LONG-TERM DEBT	167,042	1,384	—	168,426
DEFERRED INCOME TAXES	—	115	—	115

SHAREHOLDERS’ EQUITY:
Common stock	13	—	—	13
Additional paid-in capital	25,546	1	(1)	25,546
Retained earnings (accumulated deficit)	(12,488)	20,727	(20,727)	(12,488)

Total shareholders’ equity	13,071	20,728	(20,728)	13,071

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$226,526	$32,039	$(37,177)	$221,388

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39	$30	$—	$69
Accounts receivable—net of allowances	—	61,867	—	61,867
Intercompany receivable	41,923	1,245	(43,168)	—
Inventories—net	66,152	2,009	—	68,161
Prepaid expenses and other current assets	5,471	708	(3,300)	2,879

Total current assets	113,585	65,859	(46,468)	132,976

PROPERTY, PLANT AND EQUIPMENT, NET	19,162	6,479	—	25,641
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,513	141	—	60,654
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,821	3	—	5,824
INVESTMENT IN SUBSIDIARIES	19,960	—	(19,960)	—

TOTAL ASSETS	$219,041	$72,482	$(66,428)	$225,095

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,821	$543	$—	$3,364
Accounts payable	35,544	1,028	—	36,572
Intercompany payable	—	43,168	(43,168)	—
Accrued liabilities	14,567	5,619	(3,300)	16,886
Deferred income taxes	—	517	—	517

Total current liabilities	52,932	50,875	(46,468)	57,339

LONG-TERM DEBT	157,764	1,528	—	159,292
DEFERRED INCOME TAXES	—	119	—	119

SHAREHOLDERS’ EQUITY:
Common stock	13	—	—	13
Additional paid-in capital	25,546	1	(1)	25,546
Retained earnings (accumulated deficit)	(17,214)	19,959	(19,959)	(17,214)

Total shareholders’ equity	8,345	19,960	(19,960)	8,345

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$219,041	$72,482	$(66,428)	$225,095

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33	$19	$—	$52
Accounts receivable—net of allowances	71,387	2,285	—	73,672
Intercompany receivable	—	15,950	(15,950)	—
Inventories	72,087	8,290	—	80,377
Deferred income taxes	—	104	—	104
Prepaid expenses and other current assets	3,325	2,484	(1,676)	4,133

Total current assets	146,832	29,132	(17,626)	158,338

PROPERTY, PLANT AND EQUIPMENT, NET	16,893	5,964	—	22,857
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,501	141	—	60,642
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	4,823	3	—	4,826
INVESTMENT IN SUBSIDIARIES	23,066	—	(23,066)	—

TOTAL ASSETS	$252,115	$35,240	$(40,692)	$246,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$44,395	$578	$—	$44,973
Accounts payable	35,342	1,247	—	36,589
Intercompany payable	10,465	5,485	(15,950)	—
Accrued liabilities	17,370	3,764	(1,676)	19,458

Total current liabilities	107,572	11,074	(17,626)	101,020

LONG-TERM DEBT	120,781	940	—	121,721
DEFERRED INCOME TAXES	—	160	—	160

SHAREHOLDERS’ EQUITY:
Common stock	13	—	—	13
Additional paid-in capital	26,077	1	(1)	26,077
Retained earnings (accumulated deficit)	(2,328)	23,065	(23,065)	(2,328)

Total shareholders’ equity	23,762	23,066	(23,066)	23,762

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$252,115	$35,240	$(40,692)	$246,663

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$6,145	$4,734	$(4,734)	$6,145
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	3,636	710	—	4,346
Noncash interest income	—	(110)	—	(110)
Deferred tax provision	—	146	—	146
Loss on disposal of fixed assets – net	5	—	—	5
Gain on sale of investment – net	—	(1,264)	—	(1,264)
Equity in consolidated subsidiaries	(4,734)	—	4,734	—
Changes in operating assets and liabilities:
Accounts receivable	—	(13,254)	—	(13,254)
Inventories	(18,949)	922	—	(18,027)
Prepaid expenses and other assets	(2,388)	(10)	1,000	(1,398)
Accounts payable	16,280	317	—	16,597
Intercompany accounts	(7,534)	7,534	—	—
Accrued liabilities	2,867	355	(1,000)	2,222

Net cash flow from operating activities	(4,672)	80	—	(4,592)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,308)	(217)	—	(5,525)
Proceeds from the sale of investment	—	4,379	—	4,379

Net cash flow from investing activities	(5,308)	4,162	—	(1,146)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facility	9,320	—	—	9,320
Early retirement of debt	—	(3,822)	—	(3,822)
Repayment of long-term debt	(325)	(400)	—	(725)

Net cash flow from financing activities	8,995	(4,222)	—	4,773

DECREASE IN CASH AND CASH EQUIVALENTS	(985)	20	—	(965)

CASH AND CASH EQUIVALENTS – Beginning of period	1,024	10	—	1,034

CASH AND CASH EQUIVALENTS – End of period	$39	$30	$—	$69

NON CASH ACTIVITY
Reduction in carrying value of Oswego fixed assets and capital lease obligation	$—	$1,878	$—	$1,878
Capital lease obligations	—	34	—	34
CASH PAID FOR:
Interest	$7,815	$114	$—	$7,929
Taxes	—	1,405	—	1,405

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$27,662	$2,338	$(2,338)	$27,662
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	4,151	648	—	4,799
Director stock compensation	531	—	—	531
Deferred tax provision	—	147	—	147
Loss on disposal of fixed assets – net	313	—	—	313
Gain on sale of investment – net	(11)	—	—	(11)
Equity in consolidated subsidiaries	(2,338)	—	2,338	—
Changes in operating assets and liabilities:
Accounts receivable	(13,985)	(847)	—	(14,832)
Inventories	(10,805)	(1,683)	—	(12,488)
Prepaid expenses and other assets	(1,308)	(1,619)	1,676	(1,251)
Accounts payable	14,306	277	—	14,583
Intercompany accounts	(1,851)	1,851	—	—
Accrued liabilities	4,751	(393)	(1,676)	2,682

Net cash flow from operating activities	21,416	719	—	22,135

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,855)	(302)	—	(2,157)
Proceeds from the sale of fixed assets	42	—	—	42
Proceeds from sale of investment	82	—	—	82

Net cash flow from investing activities	(1,731)	(302)	—	(2,033)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facility	(1,950)	—	—	(1,950)
Repayment of long-term debt	(238)	(418)	—	(656)
Dividends paid to shareholders	(17,502)	—	—	(17,502)

Net cash flow from financing activities	(19,690)	(418)	—	(20,108)

DECREASE IN CASH AND CASH EQUIVALENTS	(5)	(1)	—	(6)

CASH AND CASH EQUIVALENTS – Beginning of period	38	20	—	58

CASH AND CASH EQUIVALENTS – End of period	$33	$19	$—	$52

NON CASH ACTIVITY
Unpaid capital expenditures	46	—	—	46
CASH PAID FOR:
Interest	$8,779	$86	$—	$8,865
Taxes	—	387	—	387

12. SUBSEQUENT EVENTS
On October 10, 2006, the Company filed an amended and restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware. The Amended and Restated Certificate of Incorporation included, among other changes, the following: (i) an increase in the number of authorized shares of its common stock, par value $0.001 per share, to 75,000,000, (ii) an increase in the number of authorized shares of preferred stock, par value $0.001 per share, to 10,000,000, and (iii) a 312.6079 for 1 stock split of the common stock of the Company.
2006 Private Placement
On October 11, 2006, the Company consummated a private placement of 8,400,000 shares of its common stock at a price of $15.00 per share (the “2006 Private Placement”). Pursuant to the 2006 Private Placement, the Company received net proceeds of approximately $116,760 (after the purchaser’s discount and placement fees). The Company used approximately $61,380 of the net proceeds to purchase and retire 4,400,003 shares from its existing shareholders. Of the remaining net proceeds of approximately $55,380, the Company used (i) approximately $52,750 to repay substantially all of the indebtedness then outstanding under the Revolving Credit Facility and (ii) the remaining $2,630 for working capital and general corporate purposes. As a result of the Company’s sale of 8,400,000 shares, and its repurchase of 4,400,003 shares, the 2006 Private Placement increased the number of the Company’s outstanding shares by 3,999,997.
Shelf Registration Statement
The Company intends to file with the SEC a shelf registration statement on Form S-1 for the registration and resale under Rule 415 of the Securities Act of 1933 of all the Company’s issued and outstanding shares, including the Company’s common stock sold in the 2006 Private Placement as well as the shares held by its other shareholders.
Termination of S Corporation Status
The Company has conducted its business as an S corporation under Subchapter S of the Code (and comparable state laws). Accordingly, its shareholders have been responsible for federal and substantially all state income tax liabilities arising out of its operations. For all years prior to 2006, the Company has provided its shareholders with funds for the payment of these income taxes. On October 10, 2006, the Company terminated its S corporation status, and will now be treated for federal and state income tax purposes as a C corporation under Subchapter C of the Code and, as a result, will become subject to state and federal income taxes.
As a result of the termination of the Company’s S corporation status, the Company expects to record a one-time non-cash credit of approximately $90 to its income tax provision to recognize the estimated amount of previously unrecognized net deferred income tax assets.
The Company declared dividends to its current shareholders in amounts expected to be sufficient to cover estimated taxes associated with its 2006 S corporation taxable earnings. The Company paid dividends to its shareholders in this regard of approximately $1,800 on October 10, 2006.
Tax Matters Agreement
In connection with the closing of the 2006 Private Placement, the Company entered into a Tax Matters Agreement with its existing shareholders that provides for, among other things, the indemnification of these shareholders for any increase in their tax liability, including interest and penalties, and reimbursement of their expenses (including attorneys’ fees) related to the period prior to the Company’s conversion to a C corporation, including as a result of the ongoing IRS examination. The Company estimates that any indemnification payments relating to the IRS examination will not exceed $500 but the Company cannot guarantee that the actual payments related to this matter will not exceed this amount, and the Company does not believe that these indemnification payments will result in a material adverse effect on its financial position, results of operations or cash flows.
Stock Incentive Plan
On October 9, 2006, the Company’s board approved a stock incentive plan that provides for the granting of options to purchase 1,650,000 shares of its common stock. On October 11, 2006, options to purchase 405,000 shares were awarded to G. Gary Yetman (230,000 shares); Richard N. Burger (115,000 shares); Jeffrey D. Johnston (60,000 shares) and, on October 10, 2006, options to purchase 420,000 shares were granted to other employees of the company. One third of the 825,000 options issued to the Company’s employees will vest at the end of each of the first three anniversaries of the date of grant. The options will expire ten years after the date of grant and will be exercisable at a price per share equal to the fair market value on the date of grant.
The Company estimated the fair value of the stock options to be granted using the Black Scholes option-pricing model. The Company estimated the fair value of the stock options using the following assumptions: (i) a risk free interest rate of 4.58%; (ii) an expected dividend yield of 0.00%; (iii) an expected option term of 7.0 years; and (iv) expected volatility of 45.0%. Based on these assumptions, the option value per common share is expected to be $8.04 and the total fair value of the options will be approximately $6,633. Assuming 2% annual employee turnover, the Company estimates that its total expense relating to its stock incentive plan will be $6,371, which the Company will expense over the three year vesting term of these options as follows: $881 in the fourth quarter of 2006; $3,433 in the year ending December 31, 2007; $1,521 in the year ending December 31, 2008; and $536 in the year ending December 31, 2009.
Director Compensation
For serving as directors, G. Gary Yetman, Shmuel D. Levinson and James G. London will each receive an annual retainer of $35 and they will each receive an additional $1.5 for every board and committee meeting they attend. Upon the Company’s formation of an audit committee, the director who serves as chairman will receive an annual fee of $5.
David Bistricer and Nachum Stein will each receive $75 as annual compensation for their service as co-chairmen of the board of directors, but will not receive additional payment for their attendance at meetings. Messrs. Bistricer and Stein also each have a consulting agreement with the Company in which they agree, in addition to their service as directors of the Company, to provide advice and counsel on various strategic opportunities, including identifying potential acquisition targets, advising on the structure of transactions and providing negotiating assistance. They will provide reports to the Company’s board of directors regarding these activities. Beginning July 1, 2006, these directors will receive an annual payment of $175 for their service as consultants (see Note 8).
All the directors will be reimbursed for their out-of-pocket expenses incurred in connection with the performance of board duties.

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
Overview
          We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products in the United States. We supply a broad line of wire and cable products, which enables us to offer our customers a single source of supply for many of their wire and cable product requirements. We manufacture bare copper wire, some of which we use to produce our products and some of which we sell to other producers. We sell our products to a variety of customers, including a wide range of specialty distributors, retailers and original equipment manufacturers (OEMs). We develop our products for sale into multiple end markets, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air conditioning and refrigeration (HVAC/R), irrigation, industrial/contractor, recreation/transportation, copper fabrication, retail and automotive. We manufacture our products in seven domestic manufacturing facilities and supplement our domestic production with international and domestic sourcing. Virtually all of our products are sold to customers located in the United States.
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
          The primary component of our cost of goods sold is the cost of raw materials. Because labor costs have historically represented less than 10% of our cost of goods sold, competition from products produced in countries having lower labor rates has not affected our financial results significantly. For the nine-month period ended September 2006, copper costs, including fabrication, have accounted for approximately 62.8% of our cost of goods sold. We buy copper from domestic and international suppliers, and the price we pay depends largely on the price of copper on international commodities markets.
          The price of copper is particularly volatile and can affect our net sales and profitability. The daily selling price of copper cathode on the COMEX averaged $3.54 per pound during the three months ended September 30, 2006, up 108% from the three months ended September 30, 2005. The average copper price on the COMEX was $3.39 per pound for October 2006. We purchase copper at the prevailing market price. We generally attempt to pass along to our customers changes in the prices of copper and other raw materials. Our ability to pass along price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. Our specialty distributors and OEMs segment offers a number of products that are particularly sensitive to fluctuations in copper prices. Other factors affecting product pricing include the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.

We have conducted our business as an S corporation under Subchapter S of the Code (and comparable state laws). Accordingly, our shareholders have been responsible for federal and substantially all state income tax liabilities arising out of our operations. For all years prior to 2006, we have provided our shareholders with funds for the payment of these income taxes. On October 10, 2006, we terminated our S corporation status, and will now be treated for federal and state income tax purposes as a C corporation under Subchapter C of the Code and, as a result, will become subject to state and federal income taxes.
As a result of the termination of our S corporation status, we expect to record a one-time non-cash credit of approximately $0.1 million to our income tax provision to recognize the estimated amount of previously unrecognized net deferred income tax assets.
We declared dividends to our current shareholders in amounts expected to be sufficient to cover estimated taxes associated with our 2006 S corporation taxable earnings. We paid dividends to our shareholders in this regard of approximately $1.8 million on October 10, 2006.
In connection with the closing of our 2006 Private Placement, we entered into a Tax Matters Agreement with our existing shareholders that provides for, among other things, the indemnification of these shareholders for any increase in their tax liability, including interest and penalties, and reimbursement of their expenses (including attorneys’ fees) related to the period prior to our conversion to a C corporation, including as a result of the ongoing IRS examination. We estimate that any indemnification payments relating to the IRS examination will not exceed $0.5 million but we cannot guarantee that the actual payments related to this matter will not exceed this amount and we do not believe that these indemnification payments will result in a material adverse effect on our financial position, results of operations or cash flows.
On October 9, 2006, our board approved a stock incentive plan that provides for the granting of options to purchase 1,650,000 shares of our common stock. On October 11, 2006, options to purchase 405,000 shares were awarded to G. Gary Yetman (230,000 shares); Richard N. Burger (115,000 shares); Jeffrey D. Johnston (60,000 shares) and, on October 10, 2006, options to purchase 420,000 shares were granted to other employees. One third of the 825,000 options issued to our employees will vest at the end of each of the first three anniversaries of the date of grant. The options will expire ten years after the date of grant and will be exercisable at a price per share equal to the fair market value on the date of grant.
We estimate the fair value of the stock options to be granted using the Black-Scholes option-pricing model. We estimated the fair value of the stock options using the following assumptions: (i) a risk free interest rate of 4.58%; (ii) an expected dividend yield of 0.00%; (iii) an expected option term of 7.0 years; and (iv) expected volatility of 45.0%. Based on these assumptions, the option value per common share is expected to be $8.04 and the total fair value of the options will be approximately $6.6 million. Assuming 2% annual employee turnover, we estimate that our total expense relating to our stock incentive plan will be $6.4 million, which we will expense over the three year vesting term of these options as follows: $0.9 million in the fourth quarter of 2006; $3.4 million in the year ending December 31, 2007; $1.5 million in the year ending December 31, 2008; and $0.6 million in the year ending December 31, 2009.
On September 4, 2006, our board of directors approved a payment to one of our directors of $0.8 million in cash and 37,500 shares of our common stock for additional services rendered in connection with the exploration and development of strategic alternatives and certain other matters. We expensed and paid $1.3 million of professional fees related to these services in the three and nine months ended September 30, 2006.

          From time to time, we consider acquisition opportunities that could materially increase the size of our business operations.
Business Segment Information
          We have three business segments: (i) electrical/wire and cable distributors; (ii) specialty distributors and OEMs; and (iii) consumer outlets. These segment classifications are based upon an aggregation of customer groupings and distribution channels because this is how we manage and evaluate our business. We sell virtually all of our products across each of our three segments, except that we sell our fabricated bare wire products only in our specialty distributors and OEMs segment. For the three months ended September 30, 2006, the electrical/wire and cable distributors segment, the specialty distributors and OEMs segment, and the consumer outlets segment represented approximately 35.3%, 64.0% and 14.0% of our net sales on a consolidated basis, respectively. Our consumer outlets segment, which is our smallest in terms of net sales, accounts for an even smaller percentage of our profitability because of increased competition from foreign suppliers and the delays we may encounter in passing along copper price increases to large retailers. To remain competitive, we are purchasing more labor intensive products from foreign sources for this segment. Our segment information presented below includes a separate line for corporate adjustments, which consist of items not allocated to a particular business segment, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, management fees and intangible amortization. The period-to-period comparisons set forth in this section include information about our three segments.
Consolidated Results of Operations
          The following table sets forth, for the periods indicated, the consolidated statements of operations data in thousands of dollars and as a percentage of net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$93,625	100.0%	$114,925	100.0%	$251,251	100.0%	$320,137	100.0%
Gross profit	14,677	15.7	24,228	21.1	36,527	14.5	65,425	20.4
Selling, engineering, general and administrative expenses	6,487	6.9	9,158	8.0	18,230	7.2	23,049	7.2
Restructuring charges	—	0.0	891	0.8	—	0.0	1,210	0.3

Operating income	8,190	8.8	14,179	12.3	18,297	7.3	41,166	12.9
Interest expense	3,948	4.2	4,185	3.6	11,445	4.6	12,506	3.9
Other income	—	0.0	—	0.0	(1,264)	(0.5)	(11)	0.0

Income before income taxes	4,242	4.6	9,994	8.7	8,116	3.2	28,671	9.0
Income tax expense	816	0.9	235	0.2	1,971	0.8	1,009	0.3

Net income	$3,426	3.7	$9,759	8.5	$6,145	2.4	$27,662	8.7

Capital expenditures	$2,310		$604		$5,525		$2,157
Depreciation expense	$1,213		$1,263		$3,635		$4,089

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005
          Net sales — Net sales for the three months ended September 30, 2006 were $114.9 million compared to $93.6 million for the three months ended September 30, 2005, an increase of $21.3 million or 22.8%. This increase in net sales was due primarily to price increases. The price increases were driven by the significant increase in raw material costs, particularly copper. There was a 17.1% decline in volume in the three months ended September 30, 2006 compared to the prior period due to decreased demand from existing customers, somewhat offset by the addition of new customers. Volume changes between comparative periods are measured in total pounds shipped. Also contributing to the volume decline was a shift in the product mix in our consumer outlets segment from low value-added products, such as extension cords, to high value-added products, such as data, thermostat and coaxial cables. Otherwise, product mix in units for these periods was relatively consistent.
          Gross profit margin — Gross profit margin for the three months ended September 30, 2006 was 21.1% compared to 15.7% for the three months ended September 30, 2005. The increase in the gross profit margin was due principally to the ability to secure pricing increases that more than offset the significant increase in the cost of raw materials, primarily copper, reduced costs due to manufacturing efficiency improvements made during the prior year, reduced distribution expenses due to the implementation of new processes, and the ability to spread fixed costs over a significantly higher revenue base.
          Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the three months ended September 30, 2006 was $9.2 million compared to $6.5 million for the three months ended September 30, 2005. The increase between the two periods was primarily due to increased sales commissions due to a higher revenue base, an increase in the accrual of management bonuses due to improved profitability, and an increase in professional fees due to the payment to Shmuel D. Levinson for services rendered in connection with the exploration and development of strategic alternatives and certain other matters.
          Restructuring Charges — Restructuring charges for the three months ended September 30, 2006 were $0.9 million. These expenses were the result of the planned closure of our Miami Lakes facility. Restructuring charges included $0.6 million of lease termination costs, $0.1 million of equipment relocation costs and $0.2 million of other closing costs.
          Interest expense — Interest expense for the three months ended September 30, 2006 was $4.2 million compared to $3.9 million for the three months ended September 30, 2005. The increase in interest expense was due primarily to higher average borrowings under our revolving line of credit resulting primarily from higher inventory costs.
          Income tax expense — Income tax expense was $0.2 million for the three months ended September 30, 2006 compared to $0.8 million for the three months ended September 30, 2005. We incur income tax expense as a result of the taxable income generated by our wholly owned C corporation subsidiary. Income tax expense decreased primarily because of a decline in the taxable income of our wholly owned C corporation subsidiary, which was a result of lower shared services income and elimination of the intercompany factoring of the accounts receivable.
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005
          Net sales — Net sales for the nine months ended September 30, 2006 were $320.1 million compared to $251.3 million for the nine months ended September 30, 2005, an increase of $68.8 million or 27.4%. This increase in net sales was due primarily to price increases. The price increases were driven by the significant increase in raw material costs, particularly copper. There was a 7.0% decline in volume in the nine months ended September 30, 2006 compared to the prior period due to decreased demand from existing customers, somewhat offset by the addition of new customers. Volume changes between comparative periods are measured in total pounds shipped. Also contributing to the volume decline was a shift in product mix in our consumer outlets segment from low value-added products, such as extension cords, to high value-added products, such as thermostat and coaxial cables, and a change in manufacturing process affecting our automotive products in the first six months of 2006. Otherwise, product mix in units for these periods was relatively consistent.
          Gross profit margin — Gross profit margin for the nine months ended September 30, 2006 was 20.4% compared to 14.5% for the nine months ended September 30, 2005. The increase in the gross profit margin was due principally to the ability to secure pricing increases that more than offset the significant increase in the cost of raw materials, primarily copper, reduced costs due to manufacturing efficiency improvements made during the prior year, reduced distribution expense due to the implementation of new processes, and the ability to spread fixed costs over a significantly higher revenue base.
          Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the nine months ended September 30, 2006 was $23.0 million compared to $18.2 million for the nine months ended September 30, 2005. The increase between the two periods resulted primarily from increased sales commissions due to a higher revenue base, an increase in the accrual of management bonuses due to improved profitability, increased depreciation expense, and an increase in professional fees due to the payment to Shmuel D. Levinson for services rendered in connection with the exploration and development of strategic alternatives and certain other matters.
          Restructuring Charges — Restructuring charges for the nine months ended September 30, 2006 were $1.2 million. These expenses were the result of the planned closure of our Miami Lakes facility. Restructuring charges included $0.1 million of employee severance costs, $0.7 million of lease termination costs, $0.2 million of equipment relocation costs and $0.2 million of other closing costs.
          Interest expense — Interest expense for the nine months ended September 30, 2006 was $12.5 million compared to $11.4 million for the nine months ended September 30, 2005. The increase in interest expense was due primarily to higher average borrowings under our revolving line of credit resulting primarily from higher inventory costs.
          Other income — Other income for the nine months ended September 30, 2005 was $1.3 million due to the settlement of our obligation with Copperweld that occurred in the second quarter of 2005 as discussed in footnote 5 of the condensed consolidated financial statements.
          Income tax expense — Income tax expense was $1.0 million for the nine months ended September 30, 2006 compared to $2.0 million for the nine months ended September 30, 2005. We incur income tax expense as a result of the taxable income generated by our wholly owned C corporation subsidiary. Income tax expense decreased primarily because of a decline in the taxable income of our wholly owned C corporation subsidiary which was a result of lower shared services income and elimination of the intercompany factoring of the accounts receivable.

Segment Results
          The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
	Amount	%	Amount	%	Amount	%	Amount	%
Net Sales:
Electrical / Wire and Cable Distributors	$30,621	32.7%	$40,540	35.3%	$84,314	33.6%	$111,447	34.8%
Specialty Distributors and OEMs	46,757	49.9	73,517	64.0	129,078	51.4	215,729	67.4
Consumer Outlets	17,335	18.5	16,060	14.0	41,259	16.4	38,260	12.0
Intercompany eliminations	(1,088)	(1.1)	(15,192)	(13.3)	(3,400)	(1.4)	(45,299)	(14.2)

Total	$93,625	100.0%	$114,925	100.0%	$251,251	100.0%	$320,137	100.0%

Operating Income:
Electrical / Wire and Cable Distributors	$3,866	12.6%	$7,238	17.9%	$9,373	11.1%	$20,058	18.0%
Specialty Distributors and OEMs	3,890	8.3	8,829	12.0	9,672	7.5	24,227	11.2
Consumer Outlets	1,490	8.6	1,542	9.6	2,121	5.1	2,424	6.3

Total	9,246		17,609		21,166		46,709
Corporate	(1,056)		(3,430)		(2,869)		(5,543)

Consolidated operating income	$8,190	8.8%	$14,179	12.3%	$18,297	7.3%	$41,166	12.9%

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005
Electrical/Wire and Cable Distributors
          Net sales for our electrical/wire and cable distributors segment for the three months ended September 30, 2006 were $40.5 million compared to $30.6 million for the three months ended September 30, 2005, an increase of $9.9 million or 32.4%. This increase was due primarily to selling price increases as a result of inflationary increases in raw material costs. There was a decrease in volume of 6.5% due to a decline in demand as a result of residential market contraction in the current period and the affect of new business secured during this period in 2005.
          Operating income for our electrical/wire and cable distributors segment for the three months ended September 30, 2006 was $7.2 million compared to $3.9 million for the quarter ended September 30, 2005, an increase of $3.3 million, or 84.6%. This increase was attributed to the ability to secure price increases to offset increases in raw material costs, reduced distribution expenses due to improved processes, and the ability to spread fixed costs across a larger revenue base.
Specialty Distributors and OEMs
          Net sales for our specialty distributors and OEMs segment for the three months ended September 30, 2006 were $73.5 million compared to $46.8 million for the quarter ended September 30, 2005, an increase of $26.7 million, or 57.1%. The increase was due to selling price increases associated with increases in raw material costs, as well as an increase of $14.1 million due to a change in October 2005 in our intercompany billings for copper purchases, which are eliminated in the consolidation of overall company revenues. There was a decrease in volume of 18.8% due to declines in all business channels due to market conditions.

          Operating income for our specialty distributors and OEMs segment for the three months ended September 30, 2006 was $8.8 million compared with $3.9 million for the quarter ended September 30, 2005, an increase of $4.9 million or 125.6%. This increase was due primarily to pricing initiatives, improved manufacturing efficiencies, reduced distribution expenses, and the spreading of fixed costs over a larger revenue base.
Consumer Outlets
          Net sales for our consumer outlets segment for the three months ended September 30, 2006 were $16.1 million compared to $17.3 million for the quarter ended September 30, 2005, a decrease of $1.2 million or 7.0%. This decrease was due to a volume decline of 28.7%, which was partially offset by price increases. The volume decline was due to the combination of a decrease in orders from consumer outlet customers who had higher than expected inventory as a result of soft year-end retail sales and the completion of a one-time sales program for a specific customer. Also contributing to the volume decline was a shift in product mix from low value-added products, such as extension cords, to high value-added products, such as data, thermostat and coaxial cables.
          Operating income for our consumer outlets segment for the quarters ended September 30, 2005 and 2006 was $1.5 million. Price increases passed to our customers offset raw material cost increases. We also realized cost savings from the closure of our Miami facility, manufacturing process improvements affecting our automotive products, and distribution improvements.
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005
Electrical/Wire and Cable Distributors
          Net sales for our electrical/wire and cable distributors segment for the nine months ended September 30, 2006 were $111.4 million compared to $84.3 million for the nine months ended September 30, 2005, an increase of $27.1 million or 32.1%. This increase was due primarily to selling price increases as a result of inflationary increases in raw material costs. There was a decrease in volume of 2.4% due primarily, we believe, to a decline in demand in our electrical distribution channel as a result of price increases necessitated by increased raw material costs.
          Operating income for our electrical/wire and cable distributors segment for the nine months ended September 30, 2006 was $20.1 million compared to $9.4 million for the nine months September 30, 2005, an increase of $10.7 million, or 113.8%. This increase was attributed to our ability to secure price increases to offset increases in raw material costs, reduced distribution expenses due to improved processes, and the ability to spread fixed costs across a larger revenue base.
Specialty Distributors and OEMs
          Net sales for our specialty distributors and OEMs segment for the nine months ended September 30, 2006 were $215.7 million compared to $129.1 million for the nine months ended September 30, 2005, an increase of $86.6 million, or 67.1%. The increase was due to selling price increases associated with increases in raw material costs, increased security/home automation channel sales as a result of market share gains, and an increase of $41.9 million due to a change in October 2005 in our intercompany billings for copper purchases, which are eliminated in the consolidation of overall company revenues. These increases offset decreases in the other channels in this segment due to market conditions. There was an overall decline in volume of 3.5% due to market conditions, offset by increases in the security/home automation, irrigation and copper fabrication channels due to market share gains.

          Operating income for our specialty distributors and OEMs segment for the nine months ended September 30, 2006 was $24.2 million compared with $9.7 million for the nine months ended September 30, 2005, an increase of $14.5 million or 149.5%. This increase was due primarily to volume and pricing initiatives, improved manufacturing efficiencies, reduced distribution expenses, and the spreading of fixed costs over a larger revenue base.
Consumer Outlets
          Net sales for our consumer outlets segment for the nine months ended September 30, 2006 were $38.3 million compared to $41.3 million for the nine months ended September 30, 2005, a decrease of $3.0 million or 7.3%. This decrease was due to a volume decline of 24.5%, which was partially offset by price increases. The volume decline was due primarily to a decrease in orders from consumer outlet customers who had higher than expected inventory as a result of soft year-end retail sales. In addition, the prior year included an initial stocking order for a major account that was not repeated in 2006 and the completion of a sales program at a specific account. Also contributing to the volume decline was a shift in product mix from low value-added products, such as extension cords, to high value-added products, such as data, thermostat and coaxial cables, and a change in manufacturing process affecting our automotive products.
          Operating income for our consumer outlets segment for the nine months ended September 30, 2006 was $2.4 million compared to $2.1 million for the nine months ended September 30, 2005, an increase of approximately $0.3 million. In addition to obtaining price increases that more than offset raw material cost increases, this increase included gains on the sale of commodity contracts, improved distribution expenses, cost savings realized from our Miami facility closure, and a new manufacturing process affecting our automotive products.
Liquidity and Capital Resources
Debt
          As of September 30, 2006, we had the following debt (including capital lease obligations) outstanding:

As of
September 30, 2006
Revolving credit facility	$44,050
Senior notes	120,000
Capital lease obligations	1,222
Other debt	1,422

Total debt	$166,694

Senior Secured Credit Facility
     Our credit facility dated as of September 28, 2004, with Wachovia Bank, National Association (“agent”) matures September 28, 2009, and is an asset-based credit loan whereby we may receive from time to time an aggregate amount of advances not to exceed the lesser of (i) $75 million or (ii) the sum of 85% of eligible accounts receivable and 55% of eligible inventory, with a sublimit for letters of credit of up to $5 million. Interest is payable at the agent’s prime rate plus a range of 0.25% to 1.25% (based on our Leverage Ratio, as defined in the credit facility, at the end of any fiscal quarter), or, at our option, the eurodollar rate plus a range of 1.75% to 2.75% (based on our Leverage Ratio at the end of any fiscal quarter). The credit facility accrued interest at an average rate of 7.03%, and our average borrowed amount was $46.4 million for the nine-month period ended September 30, 2006.

     Our credit facility is secured by substantially all of our assets, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all of the capital stock of each of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries, if any.
     The credit facility contains financial covenants, including, but not limited to, a fixed charge coverage ratio and a leverage ratio. In addition, the credit facility contains affirmative and negative covenants relating to limitations on dividends and other restricted payments, indebtedness, liens, investments, guarantees, mergers and acquisitions, sales of assets, affiliate transactions, maintaining excess cash, issuing capital stock, sale and lease back transactions and leases. The restricted payment covenant, among other things, limits our ability to pay dividends on our common stock. Under the credit facility, Permitted Periodic Dividend payments are allowed only if (i) no event of default or unmatured event of default has occurred or is continuing under the credit facility or would result from the payment of the Permitted Periodic Dividend, and (ii) we could borrow at least $10 million under the credit facility after giving effect to the Permitted Periodic Dividend. The credit facility defines “Permitted Periodic Dividend” as the payment by us to holders of our common stock of an aggregate amount of up to the sum of (a) 50% of our consolidated net income (as defined in the credit facility) for the fiscal year prior to the fiscal year in which such payment is made (the “Applicable Income Year”) less (b) the aggregate amount of tax distributions payable to our shareholders for the Applicable Income Year. The financial covenants in the credit facility:
•	require us to maintain a Leverage Ratio that does not exceed 6.5 to 1.0 as of the last day of each fiscal quarter; and

•	require us to maintain a Fixed Charge Coverage Ratio (as defined in the credit facility) of not less than 1.1 to 1.0 as of the last day of each fiscal quarter.
     As of September 30, 2006, our Leverage Ratio was 3.0 to 1.0 and our Fixed Charge Coverage Ratio was 2.0 to 1.0. Our capital expenditures in the nine months ended September 30, 2006 were $2.2 million. On August 14, 2006, we executed an amendment to the credit agreement; among other things, this amendment:
•	modifies a “change of control” provision in our credit facility so that, in contrast to the prior version of the provision under which a default would have occurred if either G. Gary Yetman or Richard N. Burger ceased to hold their executive positions and suitable replacements were not found within 180 days, a “change of control” will now occur under the credit facility only if either (i) we fail to own 100% of the outstanding capital stock of the other borrowers and guarantors under the credit facility or (ii) during the twenty-four months following the date of such amendment of the credit facility, certain members of our board of directors cease to constitute a majority of the members of our board of directors;

•	permits us to issue common stock;

•	permits us to amend our certificate of incorporation as described under “Description of Capital Stock;”

•	permits us to repurchase shares of our common stock; and

•	eliminates a restriction on our ability to maintain excess cash.

     As of September 30, 2006, we were in compliance with all of the covenants contained in the credit facility.
     As of September 30, 2006, we had outstanding borrowings of $44.1 million under our credit facility, and we had $30.9 million of additional borrowing capacity under the borrowing base.
     Our ability to incur additional indebtedness is limited by the covenants contained in the credit facility. Under the credit facility, we may not incur any liability or indebtedness other than permitted indebtedness, which is defined as:
•	indebtedness with respect to revolving loans, letters of credit or other obligations under the credit facility;

•	trade payables incurred in the ordinary course of business;

•	purchase money indebtedness incurred to purchase fixed assets, provided that the total of permitted purchase money indebtedness may not exceed $1.0 million at any time, the purchase money indebtedness when incurred does not exceed the purchase price of the assets financed and no purchase money indebtedness may be refinanced for a principal amount in excess of the principal amount then outstanding;

•	indebtedness under specified types of hedging agreements entered into to manage interest rate, exchange rate or commodity risks;

•	existing indebtedness specifically identified in schedules to the credit facility and certain refinancings thereof; and

•	indebtedness under the senior notes.
     In addition, the credit facility prohibits us from entering into operating leases pursuant to which the aggregate payments thereunder would exceed $5.0 million per year.
     We are also prohibited by the credit facility from:
•	changing or amending any document relating to the subordination, terms of payment or required prepayments of our senior notes;

•	making any covenant or event of default in the indenture relating to our senior notes more restrictive; and

•	making any prepayment on our senior notes, except for scheduled payments required pursuant to the terms of the senior notes or the indenture.
     We may terminate our existing credit facility and put a new, more favorable credit facility in place. The termination of our credit facility could result in a non-cash, pre-tax charge to earnings of up to $0.9 million in our financial statements for the period in which the termination occurs.
Senior Notes
          Our senior notes have an aggregate principal amount of $120.0 million, bear interest at a fixed rate of 9.875% and mature in 2012. The notes are guaranteed by our domestic restricted subsidiaries (as defined in the governing indenture). The indenture includes a covenant that prohibits us from incurring additional debt (other than certain permitted indebtedness, including but not limited to the maximum availability under our credit facility) unless our Consolidated Fixed Charge Coverage Ratio (as defined in the indenture) is greater than 2.0 to 1.0. As of September 30, 2006, our Consolidated Fixed Charge Coverage Ratio was 2.0 to 1.0. Upon the occurrence of a change of control (as defined in the indenture), we must offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of our assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of September 30, 2006, we were in compliance with all of the covenants contained in the indenture governing the notes. We may redeem some or all of the notes at any time on or after October 1, 2008, at redemption prices set forth in the indenture. In addition, before October 1, 2007 we may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109.875% of the aggregate principal amount, plus accrued interest, with the cash proceeds from certain kinds of equity offerings.
Other
          In addition, we lease various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The total minimum payments under the leases at September 30, 2006 were approximately $1.4 million, including $0.2 million representing interest.
          We have a $1.0 million mortgage on a manufacturing facility requiring monthly payments of $9,432 and bearing interest at 5.75% per annum. The outstanding balance of the loan at September 30, 2006 was $0.3 million.
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
          On October 10, 2006, we filed the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Amended and Restated Certificate of Incorporation included, among other changes, the following: (i) an increase in the number of authorized shares of our common stock, par value $0.001 per share, to 75,000,000, (ii) an increase in the number of authorized shares of preferred stock, par value $0.001 per share, to 10,000,000, and (iii) a 312.6079 for 1 stock split of our common stock.
          On October 11, 2006, we consummated the 2006 Private Placement in which we sold 8,400,000 shares of our common stock at a sale price of $15.00 per share. We received net proceeds of approximately $116.8 million (after the purchaser’s discount and placement fees). We used approximately $61.4 million of the net proceeds to purchase and retire 4,400,003 shares from our existing shareholders. Of the remaining net proceeds of approximately $55.4 million, we used (i) approximately $52.8 million to repay substantially all of the indebtedness then outstanding under our credit facility and (ii) the remaining $2.6 million for working capital and general corporate purposes. Since the 2006 Private Placement, we have incurred (and expect to continue to incur) additional indebtedness under our credit facility.
          Even following the 2006 Private Placement and the corresponding repayment of all of the indebtedness then outstanding under our credit facility, if we experience a deficiency in earnings with respect to our fixed charges in the future, we may need to fund the fixed charges through a combination of cash flows from operations and borrowings under our credit facility. If cash flow generated from our operations, together with borrowings under our credit facility, is not sufficient to fund our operations, debt service and capital expenditures and we need to seek additional sources of capital, the limitations contained in the credit facility and the indenture relating to our senior notes on our ability to incur debt could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity, which would require a waiver under our credit facility. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay development of products or forego acquisition opportunities.
          Net cash provided by operating activities for the nine months ended September 30, 2006 was $22.1 million compared to net cash used by operating activities of $4.6 million for the nine months ended September 30, 2005. The primary factors contributing to the increase in cash provided by operating activities for the nine months ended September 30, 2006 compared to 2005 were: (i) a $21.5 million increase in net income; (ii) a $5.5 million decrease in cash used by inventories, primarily due to better inventory management and economies of scale as a result of the closure of the Miami facility, partially offset by commodity price increases; (iii) a $0.1 million decrease in cash used by prepaid expenses and other assets; and (iv) a $0.5 million increase in cash due to increased accrued liabilities. These factors were partially offset by increases in the use of cash by (i) accounts payable of $2.0 million due to better inventory management; and (ii) accounts receivable of $1.6 million due to increase in sales and the difference in the timing of collections.
          Net cash used in investing activities for the nine months ended September 30, 2006 was $2.0 million due to $2.1 million of capital expenditures, slightly offset by $0.1 million of proceeds from the sale of fixed assets and investments.
          Net cash used by financing activities for the nine months ended September 30, 2006 was $20.1 million, reflecting net revolver repayments of $2.0 million, the payment of long-term debt of $0.6 million, and $17.5 million of distributions to shareholders.
          During the third quarter ended September 30, 2005, we experienced a theft of inventory as a result of break-ins at our manufacturing facility located in Miami Lakes, Florida. We believe we will recover the amount of the loss, net of deductibles, under our insurance policy. As a result of the loss we reduced the cost of inventory by $1.3 million and recorded an insurance receivable, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets. In order to deter future thefts, we completed a third-party analysis of our security processes at all of our facilities and warehouses and made any necessary adjustments to deter future thefts; however, we can not assure you that future incidents of theft will not occur.
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
          We have spent $1.2 million to close the Miami Lakes facility. The charges consist of $0.1 million of employee severance costs, $0.7 million of lease termination costs, $0.2 million of equipment relocation costs, and $0.2 million of other closing costs. We estimate that we will spend an additional $0.1 million consisting of other costs relating to the closure and expect to be completed with the closure by the end of 2006.
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
Contractual Obligations
          The following table sets forth information about our contractual obligations and commercial commitments as of September 30, 2006:

	Payments Due by Period
		Less
		than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)
Current and long-term debt obligations (including interest)	236,739	56,506	36,372	21,513	122,348
Capital lease obligations (including interest)	1,446	509	937	—	—
Operating lease obligations	7,546	1,788	3,097	1,317	1,344
Purchase obligations	32,379	32,379	—	—	—
          We will be required to make future cash contributions to our defined contribution savings plans. The estimate for these contributions is approximately $0.8 million during 2006. Estimates of cash contributions to be made after 2006 are difficult to determine due to the number of variable factors that impact the calculation of defined contribution savings plans. We will also be required to make interest payments on our revolving debt and other variable rate debt. The interest payments to be made on our revolving debt and other variable debt are based on variable interest rates, and the amounts of the borrowings under our revolving credit facility depend upon our working capital requirements. We have included our revolver debt in the current and long-term debt obligations to be paid in less than one year since we paid down the revolver on October 11, 2006.
          Purchase obligations primarily consist of purchase orders and other contractual arrangements for inventory and raw materials.
          We anticipate being able to meet our obligations as they come due.
Off-Balance Sheet Assets and Obligations
          We do not have any off-balance sheet arrangements.

Critical Accounting Policies
          There were no changes to Critical Accounting Policies as disclosed in our Form 10-K.
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
          In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 establishes a “more- likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN No. 48 also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN No. 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of FIN No. 48 to have a material impact on the Company’s financial position or results of operation.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company in the first quarter of 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial position or results of operations.
          In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment. SFAS No. 123R supersedes APB No. 25 and requires the recognition of compensation expense over the vesting period for all share-base payments, including stock options, based on the fair value of the instrument at the grant date. SFAS No. 123R is effective starting with the first interim period beginning after June 15, 2005. The Company will apply SFAS No. 123R to the 1,650,000 shares of its common stock reserved for issuance under its stock incentive plan (see “Stock Incentive Plan” in Note 12).
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
          Some of the key factors that could cause actual results to differ from our expectations include:
•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	general economic conditions and changes in the demand for our products by key customers;

•	failure to identify, finance or integrate acquisitions; and

•	our level of indebtedness.
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
          Commodity Risk. We generally do not enter into arrangements to hedge price fluctuations for copper or other commodities used to manufacture our products, although we have done so from time to time, primarily in our consumer outlets segment. The terms of these hedging arrangements generally are less than one year. There were no hedging arrangements outstanding as of September 30, 2006.
          Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. The interest rate on our credit facility is based on either the lenders’ prime rate or LIBOR. Based on an assumed $44.1 million of borrowings outstanding under our credit facility, a one percentage point change in LIBOR would change our annual interest expense by approximately $0.4 million.
ITEM 4. Controls and Procedures
          Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

          There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f)) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
          We are involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. We believe that none of the routine litigation that we now face, individually or in the aggregate, will have a material effect on our consolidated financial position, cash flows, or results of operations. We maintain insurance coverage for litigation that arises in the ordinary course of our business and believe such coverage is adequate.
ITEM 1A. Risk Factors
          In connection with the 2006 Private Placement that was consummated on October 11, 2006, the risk factors set forth below, as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005, have materially changed. The following risk factors are amended and restated in their entirety:
Fluctuations in the price of copper and other raw materials, as well as fuel and energy, and increases in freight costs could increase our cost of goods sold and affect our profitability.
          The prices of copper and our other significant raw materials, as well as fuel and energy costs, are subject to considerable volatility; this volatility has affected our profitability and we expect that it will continue to do so in the future. For example, from 2003 to 2005, the average selling price of copper cathode on the COMEX increased from $0.81 per pound in 2003 to $1.68 per pound in 2005, an average annual increase of 53.7%. During that same period, our revenues and operating income grew from $233.6 million and $16.6 million, respectively, in 2003 to $346.2 million and $27.8 million, respectively, in 2005. These increases in our revenues and operating income were due, in part, to our ability to pass increased copper prices on to our customers. Our agreements with our suppliers generally require us to pay market price for raw materials at the time of purchase. As a result, volatility in these prices, particularly copper prices, can result in significant fluctuations in our cost of goods sold. If the cost of raw materials increases and we are unable to increase the prices of our products, or offset those cost increases with cost savings in other parts of our business, our profitability would be reduced. However, we generally do not engage in activities to hedge the price of our raw materials. As a result, variations in the price of copper and other raw materials may affect our profitability if we cannot effectively pass these price increases on to our customers.
          In addition, we pay the freight costs on certain customer orders. In the event that freight costs increase substantially, due to fuel surcharges or otherwise, our profitability would decline.
Our net sales, net income and growth depend largely on the economic strength of the markets that we serve, and if these markets become weaker, we could suffer decreased sales and net income.
          Many of our customers use our products as components in their own products or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on information technology, new construction and building, maintaining or reconfiguring their communications network, industrial manufacturing assets and power transmission and distribution infrastructures. A general weakening in any or all of these economic conditions could adversely affect both: (i) the aggregate results of our reportable business segments—electrical/wire and cable distributors, specialty distributors and OEMs, and consumer outlets; and (ii) our sales into the multiple channels within these business segments, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air recreation/transportation, copper fabrication, retail and automotive. In the early 2000s, many companies significantly reduced their capital equipment and information technology budgets, and construction activity that necessitates the building or modification of communication networks and power transmission and distribution infrastructures slowed considerably as a result of a weakening of the U.S. and foreign economies. As a result, our net sales and financial results declined significantly in those years.
We are dependent upon a number of key customers. If they were to cease purchasing our products, our net sales and profitability would likely decline.
          We are dependent upon a number of key customers, although none of our customers accounted for more than 5.0% of our net sales for the year ended December 31, 2005. Our customers can cease buying our products at any time and can also sell products that compete with our products. The loss of one or more key customers, or a significant decrease in the volume of products they purchase from us, could result in a drop in our net sales and a decline in our profitability. In addition, a disruption or a downturn in the business of one or more key customers could reduce our sales and could reduce our liquidity if we were unable to collect amounts they owe us.
We have significant indebtedness outstanding and may incur additional indebtedness that could negatively affect our business.
          We have a significant amount of indebtedness. On September 30, 2006, we had approximately $166.7 million of indebtedness, comprised of $44.1 million under our senior secured credit facility, with Wachovia Bank, National Association (“credit facility”), $120.0 million under our 9.875% Senior Notes due 2012 (“senior notes”) and $2.6 million of capital leases and other debt. On October 11, 2006, we paid off substantially all of the outstanding indebtedness under our credit facility. Since the 2006 Private Placement, we have incurred additional indebtedness under this credit facility.
          Our high level of indebtedness and dependence on indebtedness could have important consequences to our shareholders, including the following:
•	our ability to obtain additional financing for capital expenditures, potential acquisition opportunities or general corporate or other purposes may be impaired;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, reducing the funds available to us for other purposes;

•	it may place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•	we may be more vulnerable to economic downturns, may be limited in our ability to respond to competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions.
          Our ability to satisfy our debt obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent on economic, financial, competitive and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to make scheduled payments on our debt obligations, we will need to refinance our existing debt, issue additional equity securities or securities convertible into equity securities, obtain additional financing or sell assets. Our business may not be able to generate cash flow or we may not be able to obtain funding sufficient to satisfy our debt service requirements.
We may not have the ability to repurchase our senior notes upon a change of control as required by the indenture governing our senior notes.
          Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all of our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. We may not have sufficient funds to make the required repurchase in cash at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase our senior notes in cash may be limited by law or the terms of other agreements relating to our debt outstanding at the time. If we fail to repurchase any of our senior notes submitted in a change of control offer, it would constitute an event of default under the indenture, which could, in turn, constitute an event of default under our other debt instruments, even if the change of control itself would not cause a default. This could result in the acceleration of our payment obligations under all of our debt instruments and, if we are unable to meet those payment obligations, this could have an adverse material effect on our business, financial condition and results of operations.
If our goodwill or other intangible assets become impaired, we may be required to recognize charges that would reduce our income.
          Under accounting principles generally accepted in the U.S., goodwill and certain other intangible assets are not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances if events indicate that the asset values are not recoverable. Such reviews could result in an earnings charge for the impairment of goodwill, which would reduce our income without any change to our underlying cash flow. We will continue to monitor financial performance indicators across our various operating segments, particularly in our recreation/transportation and retail operating segments, which had combined goodwill balances of $4.0 million at December 31, 2005.
Complying with Section 404 of the Sarbanes-Oxley Act of 2002 may strain our resources and divert management.
          We will be required under Section 404 of the Sarbanes-Oxley Act of 2002 to furnish a report by our management on the design and operating effectiveness of our internal controls over financial reporting with our annual report on Form 10-K for our fiscal year ending December 31, 2007. Since this is the first time that we have had to furnish such a report, we expect to incur material costs and to spend significant management time to comply with Section 404. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate experience and technical accounting knowledge, and we may not be able to do so in a timely fashion.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          On October 11, 2006, we consummated the 2006 Private Placement in which we sold 8,400,000 shares of our common stock at an offering price of $15.00 per share in an offering pursuant to which Friedman, Billings, Ramsey & Co., Inc. acted as initial purchaser and placement agent. A portion of the shares were sold directly by us to “accredited investors” (as defined by Rule 501(a) under the Securities Act) pursuant to an exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The remainder of the shares were sold to the initial purchaser who resold the shares to persons it reasonably believed were “qualified institutional buyers” (as defined by Rule 144A under the Securities Act) or to non-U.S. persons

(as defined under Regulation S of the Securities Act). For its role as initial purchaser and placement agent, Friedman, Billings, Ramsey & Co., Inc. received a discount equal to seven percent (7%) of the aggregate consideration, or approximately $1.05 per share.
          We received net proceeds of approximately $116.8 million (after the initial purchaser’s discount and placement fees) in the 2006 Private Placement. We used approximately $61.4 million of the net proceeds from the 2006 Private Placement to purchase and retire 4,400,003 shares of the Company’s common stock. The repurchased shares consisted of (i) 4,150,003 shares that we repurchased from certain of the Company’s existing shareholders and (ii) 250,000 shares that we repurchased from management — G. Gary Yetman (112,500 shares), Richard N. Burger (85,000 shares) and Jeffrey D. Johnston (52,500 shares).
ITEM 4. Submission of Matters to a Vote of Security Holders
          By unanimous written consent, in lieu of a meeting of the Company’s existing shareholders, effective September 27, 2006, our shareholders considered and adopted resolutions relating to the following matters:
•	amending and restating the Certificate of Incorporation;

•	entering into the Shareholders Agreement;

•	entering into the Tax Matters Agreement;

•	approving and adopting a new policy regarding compensation for our non-employee directors;

•	authorizing and approving the payment of certain fees to Shmuel D. Levinson;

•	amending the Consulting Agreements entered into with David Bistricer and Nachum Stein;

•	amending and restating the employment agreements of G. Gary Yetman, Richard N. Burger and Jeffrey D. Johnston;

•	approving and adopting the Stock Incentive Plan; reserving 1,650,000 shares of common stock for issuance under the Stock Incentive Plan; approving the grant of 825,000 options to purchase shares to certain of our employees; and authorizing and approving the Authorized Persons to cause a registration statement to be prepared and executed on Form S-8; and

•	authorizing and approving the Authorized Persons to cause the net proceeds of the 2006 Private Placement to be applied as described under “Current and Future Liquidity” in this 10-Q.
ITEM 6. Exhibits
See Index to Exhibits

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC. (Registrant)
	By:	/s/ G. Gary Yetman
Date: November 7, 2006		G. Gary Yetman
Chief Executive Officer and President

Date: November 7, 2006	By:	/s/ Richard N. Burger
Richard N. Burger
Chief Financial Officer, Executive Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Exhibit
No.		Description

1.1	*	Purchase/Placement Agreement, dated October 3, 2006 between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc.

3.1	*	Amended and Restated Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006.

3.2	*	Amended and Restated By-Laws of Coleman Cable, Inc., effective as of October 11, 2006.

4.1		Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.2		Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.3	*	Registration Rights Agreement, dated October 11, 2006 between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc.

4.4	*	Shareholders Agreement, dated October 11, 2006 between Coleman Cable, Inc. and its existing shareholders.

10.1	*	Fourth Amendment to the Credit Agreement, dated as of August 14, 2006, among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent.

10.2	*	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and G. Gary Yetman.

10.3	*	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Richard N. Burger.

10.4	*	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Jeffrey D. Johnston.

10.5	*	Consulting Agreement, dated as of October 11, 2006 by and between Coleman Cable, Inc. and David Bistricer.

10.6	*	Consulting Agreement, dated as of October 11, 2006 by and between Coleman Cable, Inc. and Nachum Stein.

10.7	*	2006 Long-Term Stock Incentive Plan.

10.8	*	Miami Lease Termination and Release Agreement, dated as of September 20, 2006 by and between Coleman Cable Inc. and 3-B Easton Associates.

10.9	*	Tax Matters Agreement, dated as of September 30, 2006 between Coleman Cable Inc. and its shareholders.

Exhibit
No.		Description

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith