Form 10-K
period 2006-12-31
Coleman Cable, Inc.
filed 2007-03-20
CIK 1323653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006,
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-33337

COLEMAN CABLE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4410887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 Shields Drive
Waukegan, Illinois 60085
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(847) 672-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $0.

Common shares outstanding as of March 15, 2007 16,786,895

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be held on May 14, 2007.

TRADEMARKS

Our trademarks, service marks and trade names referred to in this report include American Contractor®, Barontm, Booster-in-a-Bag®, CCI®, Clear Signaltm, Coilex®, Cool Colorstm, Corra/Clad®, Luma-Site®, Maximum Energy®, Oswego Wiretm, Plencote®, Polar-Flextm, Polar-Rig 125®, Polar Solar®, Power Station®, Push-Locktm, Quadnector®, Road Power®, Royal®, Seoprene®, Signal®, Tri-Source®, Trinector® and X-Treme Boxtm, among others.

PART I

ITEM 1.	Business

Cautionary Note Regarding Forward-Looking Statements

Various statements contained in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report, including certain statements contained in “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	disruptions in the supply or fluctuations in the price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	general economic conditions and changes in the demand for our products by key customers;

•	pricing pressures causing margins to decrease;

•	our level of indebtedness;

•	the integration of the proposed acquisition of Copperfield, LLC;

•	failure to identify, finance or integrate acquisitions; and

•	other risks and uncertainties, including those described under “Risk Factors.”

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

Introduction

We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products in the U.S. We supply a broad line of wire and cable products, resulting from our management of more than 22,500 manufacturing and shipping stock keeping units (“SKUs”), which enable us to offer our customers a single source for many of their wire and cable product requirements. As a result of a review of our SKU’s in December 2006, we reduced our historically reported number to those SKU’s used in the last three years. We sell our products to more than 8,300 active customers in diverse end markets, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). We believe we possess leading market shares in many of the end markets we serve largely as a result of our broad product line, brand recognition, flexible manufacturing platform and distribution capabilities, and engineering and design expertise.

Our primary product lines include industrial power cable, electronic and communication wire and cable, low voltage cable, assembled wire and cable products and fabricated bare wire products. These include highly engineered cable products to meet customer specific electrical and mechanical requirements ranging from high performance military cables designed for harsh environments, submersible cables designed for underwater environments, and flexible cables designed for aircraft boarding bridges, industrial boom lifts, and wind power turbines.

Our business currently is organized into three reportable segments: electrical/wire and cable distributors; specialty distributors and OEMs; and consumer outlets. Within these segments, we sell our products into multiple channels, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air conditioning and refrigeration (“HVAC/R”), irrigation, industrial/contractor, security/home automation, recreation/transportation, copper fabrication, retail and automotive.

We manufacture our products in six domestic facilities and supplement our production with domestic and international sourcing. We utilize a flexible manufacturing platform whereby a number of our key products can be produced at multiple facilities. We utilize sophisticated inventory modeling capabilities to provide best in class customer service through our four primary distribution centers. As a result, we have the ability to fill diverse orders with a broad array of products within 24 hours.

From 2004 to 2006, our revenues grew from $285.8 million in 2004 to $423.4 million in 2006, a CAGR of 68%. During that same period, operating income grew from $19.2 million in 2004 to $48.6 million in 2006. For the twelve months ended December 31, 2006, our revenues and operating income were $423.4 million and $48.6 million, respectively, compared to $346.2 million and $27.8 million for the twelve months ended December 31, 2005.

Recent Development

On March 11, 2007, we signed a definitive agreement to acquire all the equity interests in Copperfield, LLC for $213 million in cash. Management believes that the Coleman Cable-Copperfield combination will result in one of the premier U.S. based manufacturers of electrical and electronic wire and cable products. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Proposed Copperfield, LLC Acquisition.”

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

Industry Overview

We operate in the wire and cable manufacturing market. We sell primarily through industrial distributors, with electrical distributors being the largest segment, and related consumer markets. The wire and cable market is a fragmented market characterized by a large number of public companies and privately owned companies throughout the U.S. The industry has been undergoing consolidation, and over the past few years some large market participants have been willing to divest businesses that are underperforming or not perceived as good growth opportunities. This current market environment has caused a ripple effect in the market, disrupting many customer relationships, which we believe will benefit us as a consistent provider of service with broad product offerings.

Copper comprises one of the major cost components for cable and wire products. Cable and wire manufacturers are typically able to pass through the changes in the cost of copper to the customer. However, there can be timing delays for pricing implementations of varying lengths depending on the type of product, competitive conditions, particular customer arrangements and inventory management. On a cost basis, our products typically make up a small component of the end products that are used in each of our end markets. As a result, our customers are less sensitive to the fluctuation in the price of copper because our products make up a small portion of their total purchases.

Competitive Strengths

We believe our competitive strengths include the following:

Broad Product Offering.  We supply a broad line of wire and cable products, resulting from our management of more than 22,500 manufacturing and shipping SKUs over our primary product lines, including industrial power cable, electronic and communication wire and cable, low voltage cable, assembled wire and cable products and fabricated bare wire products. We sell nearly all of our product lines across each of our segments, enabling us to offer our customers a single source for many of their wire and cable product requirements.

Diversified End Markets/Customer Base.  Across our three reportable segments, electrical/wire and cable distributors, specialty distributors and OEMs, and consumer outlets, we develop our products for sale into over eleven distinct end markets. Outside of electrical distribution, which accounted for 26.5% of 2006 net sales, no other channels represented more than 11.1% of revenue. We sell our products to more than 8,300 active customers, including a wide range of specialty distributors, retailers and OEMs. We believe that our broad product line and diverse customer base have contributed to greater stability in net sales and operating profit margin than a number of our competitors.

Leading Market Shares in Multiple Channels.  We believe we possess leading market shares in many of the distribution channels we serve largely as a result of our broad product offering, brand recognition, flexible manufacturing platform and distribution capabilities. We believe we are a leading supplier within a number of our channels, including HVAC/R, irrigation and industrial/contractor. Our market position within these channels enable us to introduce new products and product categories to this diverse customer base.

Experienced Management Team.  Our senior management team has, on average, over 20 years of experience in the wire and cable industry and 14 years with the company. Our President and Chief Executive Officer, G. Gary Yetman, joined our predecessor in 1986 and has served as Chief Executive Officer since 1999.

Strong Brand Recognition.  We market our products under several brands and trademarks, including Baron, Signal, Polar Solar, Royal, Road Power and Seoprene, among others. Our brands are recognized for their consistent quality and dependability in the markets we serve. We have been delivering our products under some of these well known brands for over 20 years.

Engineering and Design Capabilities.  We utilize our engineering and design capabilities to supply our customers with customized cabling solutions to meet specific electrical and mechanical demands. Examples of our solutions include high performance military cables designed for harsh environments, submersible cables designed for underwater environments, flexible cables designed for aircraft boarding bridges and industrial boom lifts, and power and control cables for wind turbines.

Supply Chain Management.  We have the ability to fill diverse orders with a broad array of products within 24 hours. We are able to achieve this efficiency by optimizing our flexible manufacturing platform, sophisticated inventory modeling systems and distribution platform. We are able to promptly execute order fulfillment using a radio frequency inventory tracking system deploying slotting, directed put-a-way and picking route facilitating paperless inventory flow.

Growth Strategy

The key elements of our growth strategy are summarized below:

Pursue Growth Opportunities in Existing and Complementary Markets.  We believe we have significant opportunities to grow our business by increasing our penetration within our existing customer base, adding new customers, expanding our already broad product offering, and pursuing additional marketing channels.

Selectively Pursue Strategic Acquisitions.  As a leading manufacturer in our core markets, we believe we are well-positioned to benefit from the consolidation of manufacturers in these markets. We believe our management has the ability to identify and integrate strategic acquisitions as evidenced by the successful integration of six businesses since 1996. We will continue to selectively consider acquisitions that improve our market position within our existing target markets, expand our product offerings or end markets, or increase our manufacturing efficiency. See “Management’s Discussion and “Analysis of Financial Condition and Results of Operations — Overview — Proposed Copperfield, LLC Acquisition.”

Manage Cost Structure Through Operating Efficiency and Productivity Improvements.  We continue to evaluate our operating efficiency and productivity and are focused on lowering our manufacturing and distribution costs. We plan to more fully integrate our copper production, realign plant production, add and continue to improve warehouse efficiencies as part of our 2007 capital plan. We also intend to add internal capacity for new products and new product development while continuing to implement new software to enhance our order execution capabilities throughout our supply chain. We have enhanced our international sourcing capabilities by opening an engineering and sourcing office in Shenzhen, China. We believe that these initiatives will provide significant savings and improve operating profits.

Expand Product Lines.  We are actively seeking to identify, develop and commercialize new products that use our core technology and manufacturing competencies.

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

Industrial Power Cable

Our industrial power cable product line includes portable cord, machine tool wiring, welding, mining, pump, control, stage/lighting, diesel/locomotive and metal clad cables and other power cord products. These are medium power supply cables used for permanent or temporary connections between a power source (such as a power panel, receptacle or transformer) and a device (such as a motor, light, transformer or control panel). These products are used in construction, industrial MRO and OEM applications, such as airline support systems, wind turbines, cranes, marinas, offshore drilling, fountains, car washes, sports lighting, construction, food processing, forklifts, mining and military applications. Our brands in this product line include Royal, Seoprene, Corra/Clad and Polar-Rig 125.

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

Fabricated Bare Wire Products

Our fabricated bare wire products conduct power or signals and include stranded, bunched and single-end copper, copper clad steel and various copper alloy wire. In this area, we process copper rod into stranding for use in our electronic and electrical wire and cable products or for sale to others for use in their products. We use most of our copper wire production to produce our finished products. Our primary brand in this product line is Oswego Wire.

Product Development

Our product development is an important part of our business. It is a collaborative initiative, involving the product management, engineering, manufacturing, purchasing, global sourcing and sales teams. New product concepts originate from a number of sources, including field input (sales/agent/customer), product management/engineering creation, outside inventors, raw material vendors, import supplier collaborations and traditional product line lengthening. Our product managers coordinate most of these projects with active support from other areas of our organization. Recent new product additions include enhanced control and automation cables, high-flex robotic cable and an expanded line of electronic commercial and security cable.

Our customers realize the benefits of our manufacturing capabilities and our proven design experience by collaborating with our engineers to develop product solutions for present and future needs. Such applications range from specially designed and manufactured cables for underwater environments in the entertainment industry to high performance cables for the U.S. Military and the Department of Defense for use in severe terrain and hostile environments.

End Market Overview

We classify our business segments based upon the end markets that they serve. Our segments consist of electrical/wire and cable distributors, specialty distributors and OEMs, and consumer outlets/end markets.

Financial data for our business segments is as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Net sales:
Electrical/Wire and Cable Distributors	$95,810	$114,561	$147,411
Specialty Distributors and OEMs	133,457	171,926	219,957
Consumer Outlets	56,525	59,694	55,990

Total	$285,792	$346,181	$423,358

Operating income:
Electrical/Wire and Cable Distributors	$9,010	$13,643	$23,830
Specialty Distributors and OEMs	13,112	14,693	28,096
Consumer Outlets	3,399	3,465	3,421

Total	25,521	31,801	55,347
General corporate	(6,274)	(4,029)	(6,787)

Consolidated operating income	$19,247	$27,772	$48,560

For additional information about our business segments, see Note 14 to our consolidated financial statements.

Electrical/Wire and Cable Distributors

We market industrial power cables, electronic and communication cables, low voltage wire and assembled products for sale in the electrical/wire and cable distributors segment. We sell these products under brands such as Signal, Royal, Seoprene, Baron and Polar Solar for use primarily in construction, industrial MRO, data communication and fire safety applications. In this segment, our success has been largely attributable to the breadth of our product offering, customer-focused manufacturing and distribution capabilities and strong customer relationships. Certain of our products are used in major telecommunications and home automation systems.

Electrical Distribution

The electrical distribution channel represents our oldest and largest customer base and is the preferred purchasing channel for many of the primary professional users of our products. Our customers include national and regional buying groups, national chains, and independent distributors. We believe we are a leading supplier of the principal products that we sell in this market, based on domestic sales. This channel accounted for $112.3 million or 26.5% of our net sales for the year ended December 31, 2006.

Wire and Cable Distribution

In this channel, we market our products through wire and cable distributors and electronic distributors. Key customers in this channel are national and regional independent distributors. This channel accounted for $35.1 million or 8.3% of our net sales for the year ended December 31, 2006.

Specialty Distributors and OEMs

OEM/Government

We design and manufacture specialty products for several OEM markets and government agencies and subcontractors. Our OEM products serve a variety of industries including marine, lighting mobile equipment and entertainment. In this channel, we focus on design-and-build solutions. We provide service with quality product performance geared specifically to customer demand requirements. We sell our government products mainly to the U.S. Department of Defense, which uses these products primarily for military operations. Electronic products include Qualified Products List (“QPL”) coaxial cable and electrical products produced to military specifications.

Several small business military distributors meeting special contracting requirements also participate in this channel. This area of our business is highly dependent on the budget and activities of the Department of Defense. This channel accounted for $35.7 million or 8.4% of our net sales for the year ended December 31, 2006.

HVAC/R

We manufacture and market low voltage control cables for the HVAC/R industry under the Baron brand. We also supply related cords, safety and power supply cords, assemblies and air conditioner whips. In this market, we supply a large and diverse customer base that includes the largest and most highly recognized independent distributors and OEM manufacturers serving the industry. We offer our customers a single source for their HVAC/R cable requirements and work closely with our customers to develop products specific to their needs. This led to the development of our innovative and popular BaroPak packaging and of our BaroStat II damage resistant cable. We believe we are a leading supplier of the principal products that we sell in the HVAC/R market, based on domestic sales. The prominence of the Baron brand, our reputation for innovation, and our customer-focused manufacturing and distribution capabilities have contributed substantially to our leadership position in this segment. This channel accounted for $32.3 million or 7.6% of our net sales for the year ended December 31, 2006.

Irrigation

We produce wire and cable and related products under the Baron brand for use in commercial and residential sprinkler systems, low voltage lighting applications and well pumps. Our customers for these products are turf and landscape distributors, golf course distributors and submersible pump distributors. We believe we are a leading supplier of the principal products that we sell in the irrigation market, based on domestic sales. This channel accounted for $41.1 million or 9.7% of our net sales for the year ended December 31, 2006.

Industrial/Contractor

We manufacture and import various professional builders’ products sold through distributors that focus on the commercial construction and industrial markets. These products include professional grade extension cords, ground-fault circuit interrupters, industrial cord reels, custom cords, trouble lights, portable halogen lights, electrical/electronic cables, and temporary lighting. Among the brands that we distribute to this end market are Polar Solar, Luma-Site and X-Treme Box. Our customers in the industrial/contractor channel include commercial contractor supply distributors, industrial distributors, welding distributors, national industrial/MRO supply companies, rental companies and mail order companies selling to this channel. In this channel, we rely on three major types of customers: specialty, tool and fastener distributors; MRO/industrial catalog houses and retail/general construction supply houses; and equipment rental companies. We believe we are a leading supplier of many of the products that we sell in the industrial/contractor market, based on domestic sales, as a result of our broad product line, customer-focused manufacturing and distribution capabilities. This channel accounted for $30.4 million or 7.2% of our net sales for the year ended December 31, 2006.

Security/Home Automation

We market electronic and communication wire and cable to security, audio-video, residential and commercial distributors. The products we sell in this channel are used primarily in residential and light commercial applications. These products include fire alarm, burglar alarm, data, coaxial, home automation and security cables. Many of these products are marketed under the Signal brand name. Sales are augmented by private label products sold to national distributors. This channel accounted for $47.2 million or 11.1% of our net sales for the year ended December 31, 2006.

Recreation/Transportation

We market to this channel RV and manufactured housing wiring products, such as machine tool wire, portable cord, power cords, and adapters, as well as coaxial, speaker, alarm and other cable. We sell these products to manufactured housing and RV OEM distributors and to RV aftermarket distributors. This channel accounted for $17.3 million or 4.1% of our net sales for the year ended December 31, 2006.

Copper Fabrication

We manufacture non-insulated bare and tinned copper, copper clad steel, nickel-plated copper and cadmium copper in various sizes of single-end, bunched and stranded constructions for use in various applications, including appliances, fire alarms, security systems, electronics, automotive telecommunication, military, industrial, high temperature and geophysical. Our customers for these products are other channels within the company, as well as other small specialized wire and cable manufacturers. We use most of our copper wire production to produce our finished products. However we evaluate this channel based on our third party business. We believe that our ability to provide specialty products is a competitive strength. This channel accounted for $16.0 million or 3.9% of our net sales for the year ended December 31, 2006.

Consumer Outlets

We sell a wide variety of products to the retail channel and automotive aftermarket. One major customer of this segment accounted for approximately 22.3% of the segment’s sales for the year ended December 31, 2006, and we expect sales to this customer to continue at similar levels during 2007. Sales to this segment are typically strongest in the fourth quarter, servicing holiday and seasonal requirements.

Retail

We manufacture and import a wide range of products that are marketed to the retail channel, including an array of extension cords, incandescent and fluorescent trouble lights, surge and strip products, and electrical/electronic cables. We sell these products under the American Contractor, Push-Lock, Tri-Source, Power Station, Trinector and Cool Colors brand names, among others. Our retail products are sold to a number of prominent national and regional mass merchandisers, home centers, hardware distributors, warehouse clubs and other consumer retailers. We believe that we have gained market share over the past several years and believe that we are a key supplier to this market. Merchandising, packaging and line extensions have been important contributors to our penetration in this market. We import products to supplement our domestic manufacturing capabilities. In addition, we engage in electronic commerce and inventory management with our major retail customers who have been leaders in these initiatives and demand high precision execution from their vendor partners. This channel accounted for $39.6 million or 9.3% of our net sales for the year ended December 31, 2006.

Automotive

We manufacture and import a wide range of products that are marketed to the automotive aftermarket, such as battery booster cables, battery cables and battery accessories. Our major automotive products brand names are Road Power, Polar-Glo, Booster-in-a-Bag and Maximum Energy. Much of the product sold to this channel is private-labeled for our customers. Our principal customers in this segment include prominent national and regional retailers. We compete with companies with domestic production capabilities as well as with companies that import products from Asia. Our automated booster cable manufacturing process provides us with a low-cost basis by which to produce the only domestically manufactured UL listed booster cables. We believe we possess a competitive advantage over foreign competitors who, due to the long transit times, are not adequately equipped to provide a rapid response to consumer demand for booster cables, which is driven by cold weather and can be unpredictable. Similar to the retail channel, we have the ability to conduct electronic transactions with our customers. Our global sourcing initiatives provide a valuable supplement to our domestic manufacturing activities. This channel accounted for $16.4 million or 3.9% of our net sales for the year ended December 31, 2006.

Competition

The market segments in which we compete are highly competitive. Each of our product segments competes with at least one major competitor; however, due to the diversity of our product offering, most of our competitors do not offer the entire spectrum of our product lines. Many of our products are made to industry specifications and, therefore, may be interchangeable with our competitors’ products. Some of our competitors are large and well-established companies, such as Belden, General Cable and American Insulated Wire, and have financial resources that may be superior to ours.

The primary competitive factors for our products are similar across our segments. These factors include breadth of product offering, inventory availability, delivery time, price, quality, customer service and relationships, brand recognition and logistics capabilities. We believe we can compete effectively on the basis of each of these factors as they apply to our segments. We believe our key competitive strengths are our:

•	strong market presence across multiple end markets;

•	highly diversified and stable revenue base;

•	flexible operating model;

•	successful focus on reducing operating costs;

•	proven track record of consistent financial performance; and

•	experienced and dedicated management team.

Manufacturing and Sourcing

We currently have six manufacturing facilities and four primary distribution centers that are supplemented with a network of satellite distribution centers. While we operate our primary distribution centers, our Los Angeles distribution center is an agent-owned warehouse that is not exclusive to our products. All of our satellite distribution centers are owned by agents. In these cases, in addition to receiving selling commissions, the agents receive commissions for warehousing our products. We upgraded our warehouse management software at our largest distribution facility in November 2003 and at a second distribution facility in January 2005. In March 2006, we upgraded our warehouse management system, gaining new processing capabilities, such as radio frequency identification. We plan to install comparable systems at our other distribution facilities.

We primarily manufacture our products domestically; however, we continually seek to identify domestic and international manufactured products that we can outsource to provide cost savings. Our goal is to optimize the balance between the relatively higher levels of service and shorter delivery times of our domestic manufacturing operations with the lower costs and longer delivery times associated with foreign sourcing.

For the year ended December 31, 2006, we imported approximately $48.5 million of products, which were primarily assembled products. In outsourcing products, we strive to maintain consistency between products produced domestically and overseas so that our customers can rely on us to provide them with consistent products from one order to the next.

We maintain an international engineering and sourcing office in Shenzhen, China to complement and improve our sourcing and product management activities. The Shenzhen office works as an extension of our headquarters in Waukegan, Illinois to provide liaison activities related to developing new product programs such as expanding our holiday and promotional product offerings, qualifying new suppliers and products, and providing ongoing oversight of the product and service quality from our Asian sources.

Sales and Marketing

Our corporate marketing group includes a product management team that focuses on the management of specific product categories across our multiple distribution channels. To maximize the accessibility of our offering to a diverse end-user customer base, we market our products through a variety of distribution channels. We have separate internal sales and marketing groups dedicated to each of our end markets. Our internal sales team directs our national networks of manufacturers’ representatives, who are the primary links to our target markets. These representatives are independent contractors dedicated to specific channels and generally carry our products to the exclusion of competing products. In 2006, we utilized approximately 122 manufacturers’ representative agencies with approximately 732 sales people selling our products. Sales to distributors, retailers and OEMs are directed through the development of print brochures, industry trade advertising, trade exhibitions, website applications and direct outside sales presentations to distributors and end users by both our employees and independent manufacturers’ representatives.

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

Foreign Sales and Assets

Sales to customers outside the U.S. represented less than 1.7% of our net sales in each of the last three years. These foreign sales were $2.8 million in 2004, $7.9 million in 2005 and $7.3 million in 2006. We do not currently, and did not during 2004, 2005 or 2006, have any long-lived assets located outside the U.S.

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

Employees

As of December 31, 2006, we had 845 employees, with approximately 32% of our employees represented by one labor union. Our current collective bargaining agreement expires December 22, 2009. We consider our labor relations to be good, and we have not experienced any significant labor disputes.

Regulation and Potential Environmental Liability

As a manufacturer and distributor of wire and cable products, we are subject to a number of industry standard-setting authorities, such as Underwriters Laboratories, the Telecommunications Industry Association, the Electronics Industries Association and the Canadian Standards Association.

In addition, many of our products are subject to the requirements of federal, state and local or foreign regulatory authorities. We also are subject to federal, state, local and foreign environmental protection laws and regulations governing our operations and the use, handling, disposal and remediation of hazardous substances currently or formerly used by us. A risk of environmental liability is inherent in our current and former manufacturing activities in the event of a release or discharge of a hazardous substance generated by us. We are party to one environmental claim, which is described below under the heading “Legal Proceedings.” There can be no assurance that the costs of complying with environmental, health and safety laws and requirements in our current operations, or that the potential liabilities arising from past releases of or exposure to hazardous substances, will not result in future expenditures by us that could materially and adversely affect our financial position, results of operations or cash flows.

Tax Audit

On April 24, 2006, the IRS issued a Notice of Proposed Adjustment claiming that we were not entitled to tax deductions in connection with our prepayment of certain management fees and our payment of certain factoring costs to CCI Enterprises, Inc., our wholly-owned subsidiary. We have appealed the IRS findings. If our appeal of the IRS findings is unsuccessful, our obligation will be to indemnify our shareholders on record as of the effective date of the Tax Matters Agreement. See “Corporate Governance — What Related Person Transactions Do We Have? — Tax Matters Agreement” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2007. We accrued estimated costs of $0.5 million which is included in other loss in the accompanying consolidated statements of operations in the fourth quarter of 2006, but we cannot guarantee the ultimate resolution will not exceed this amount. See Note 7 to the Consolidated Financial Statements for additional information.

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

The prices of copper and our other significant raw materials, as well as fuel and energy costs, are subject to considerable volatility; this volatility has affected our profitability and we expect that it will continue to do so in the future. For example, from 2004 to 2006, the average selling price of copper cathode on the COMEX increased from $1.29 per pound in 2004 to $3.10 per pound in 2006, an increase of 140.3%. During that same period, our revenues and operating income grew from $285.8 million and $19.2 million, respectively, in 2004 to $423.4 million and $48.6 million, respectively, in 2006. These increases in our revenues and operating income were due, in part, to our ability to pass increased copper prices on to our customers. Our agreements with our suppliers generally require us to pay market price for raw materials at the time of purchase. As a result, volatility in these prices, particularly copper prices, can result in significant fluctuations in our cost of goods sold. If the cost of raw materials increases and we are unable to increase the prices of our products, or offset those cost increases with cost savings in other parts of our business, our profitability would be reduced. We generally do not engage in activities to hedge the price of our raw materials. As a result, increases in the price of copper and other raw materials may affect our profitability if we cannot effectively pass these price increases on to our customers.

In addition, we pay the freight costs on certain customer orders. In the event that freight costs increase substantially, due to fuel surcharges or otherwise, our profitability would decline.

The markets for our products are highly competitive, and our inability to compete with other manufacturers in the wire and cable industry could harm our net sales and profitability.

The markets for wire and cable products are highly competitive. We compete with at least one major competitor in each of our business lines. Many of our products are made to industry specifications and may be considered fungible with our competitors’ products. Accordingly, we are subject to competition in many of our markets primarily on the basis of price. We must also be competitive in terms of quality, availability, payment terms and customer service. We are facing increased competition from products manufactured in foreign countries that in many cases are comparable in terms of quality but are offered at lower prices. For example, in 2003, we experienced a decline in net sales due principally to the loss of several customers who opted for foreign sourcing, where labor costs are lower. Unless we can produce our products at competitive prices or purchase comparable products from foreign sources on favorable terms, we may experience a decrease in our net sales and profitability. Some of our competitors have greater resources, financial and otherwise, than we do and may be better positioned to invest in manufacturing and supply chain efficiencies and product development. We may not be able to compete successfully with our existing competitors or with new competitors.

Our net sales, net income and growth depend largely on the economic strength of the markets that we serve, and if these markets become weaker, we could suffer decreased sales and net income.

Many of our customers use our products as components in their own products or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on information technology, new construction and building, maintaining or reconfiguring their communications network, industrial manufacturing assets and power transmission and distribution infrastructures. A general weakening in any or all of these economic conditions could adversely affect both: (i) the aggregate results of our reportable business segments — electrical/wire and cable distributors, specialty distributors and OEMs, and consumer outlets; and (ii) our sales into the multiple channels within these business segments, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air-conditioning, recreation/transportation, copper fabrication, retail and automotive. In the early 2000s, many companies significantly reduced their capital equipment and information technology budgets, and construction activity that necessitates the building or modification of communication networks and power transmission and distribution infrastructures slowed considerably as a result of a weakening of the U.S. and foreign economies. As a result, our net sales and financial results declined significantly in those years.

We are dependent upon a number of key customers. If they were to cease purchasing our products, our net sales and profitability would likely decline.

We are dependent upon a number of key customers, although none of our customers accounted for more than 6.0% of our net sales for the year ended December 31, 2006. Our customers can cease buying our products at any time and can also sell products that compete with our products. The loss of one or more key customers, or a significant decrease in the volume of products they purchase from us, could result in a drop in our net sales and a decline in our profitability. In addition, a disruption or a downturn in the business of one or more key customers could reduce our sales and could reduce our liquidity if we were unable to collect amounts they owe us.

We face pricing pressure in each of our markets, and our inability to continue to achieve operating efficiency and productivity improvements in response to pricing pressure may result in lower margins.

We face pricing pressure in each of our markets as a result of significant competition and industry over capacity, and price levels for many of our products (after excluding price adjustments related to the increased cost of copper) have declined over the past few years. We expect pricing pressure to continue for the foreseeable future. A component of our business strategy is to continue to achieve operating efficiencies and productivity improvements with a focus on lowering purchasing, manufacturing and distribution costs. We may not be successful in lowering our costs. In the event we are unable to lower these costs in response to pricing pressure, we may experience lower margins and decreased profitability.

We have significant indebtedness outstanding and may incur additional indebtedness that could negatively affect our business.

We have a significant amount of indebtedness. On December 31, 2006, we had approximately $122.5 million of indebtedness, comprised of $120 million under our 9.875% Senior Notes due 2012 (“senior notes”) and $2.5 million of capital leases and other debt. On October 11, 2006, we paid off substantially all of the outstanding indebtedness under our credit facility.

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

Growth through acquisitions has been, and we expect it to continue to be, a significant part of our strategy. We regularly evaluate possible acquisition candidates. We may not be successful in identifying, financing and closing acquisitions on favorable terms. Potential acquisitions may require us to obtain additional financing or issue additional equity securities or securities convertible into equity securities, and any such financing and issuance of equity may not be available on terms acceptable to us or at all. If we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing shareholders could be diluted, which, in turn, could adversely affect the market price of our stock. If we finance an acquisition with debt, it could result in higher leverage and interest costs. Further, we may not be successful in integrating any such acquisitions that are completed. Integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of existing operations. In addition, we may acquire businesses that are subject to technological or competitive risks, and we may not be able to realize the benefits expected from such acquisitions.

If we are unable to retain senior management and key employees, we may experience operating inefficiencies and increased costs, resulting in diminished profitability.

Our success has been largely dependent on the skills, experience and efforts of our senior management and key employees. The loss of any of our senior management or other key employees could result in operation inefficiencies and increased costs. We may be unable to find qualified replacements for these individuals if their services were no longer available, and, if we do identify replacements, the integration of those replacements may be disruptive to our business.

Advancing technologies, such as fiber optic and wireless technologies, may make some of our products less competitive and reduce our net sales.

Technological developments could cause our net sales to decline. For example, a significant decrease in the cost and complexity of installation of fiber optic systems or a significant increase in the cost of copper-based systems could make fiber optic systems superior on a price performance basis to copper systems and could have a material adverse effect on our business. Also, advancing wireless technologies, as they relate to network and communication systems, may reduce the demand for our products by reducing the need for premises wiring. Wireless communications depend heavily on a fiber optic backbone and do not depend as much on copper-based systems. An increase in the acceptance and use of voice and wireless technology, or introduction of new wireless or fiber-optic based technologies, may have a material adverse effect on the marketability of our products and our profitability. If wireless technology were to significantly erode the markets for copper-based systems, our sales of copper premise cables could face downward pressure.

If our goodwill or other intangible assets become impaired, we may be required to recognize charges that would reduce our income.

Under accounting principles generally accepted in the U.S., goodwill and certain other intangible assets are not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances if events indicate that the asset values are not recoverable. Such reviews could result in an earnings charge for the impairment of goodwill, which would reduce our income without any change to our underlying cash flow. We will continue to monitor financial performance indicators across our various operating segments particularly in the Recreation/Transportation, Retail and Automotive operating segments, which had combined goodwill balances of $4.3 million at December 31, 2006.

We have incurred restructuring charges in the past and may incur additional restructuring charges in the future.

Over the last five years, we have incurred approximately $3.6 million in charges related to restructuring our production facilities, $1.3 million of additional costs associated with the closing of our Miami Lakes, Florida facility in 2006, and $0.1 million associated with the closing of our Siler City, North Carolina facility in 2006. We estimate the total cost to close the Siler City facility will be $0.8 million. Under our current growth plan, we intend to continue to realign plant production, which may result in additional and potentially significant restructuring charges.

Some of our employees belong to a labor union and certain actions by such employees, such as strikes or work stoppages, could disrupt our operations or cause us to incur costs.

As of December 31, 2006, we employed 845 persons, approximately 32.0% of whom are covered by a collective bargaining agreement, which expires on December 22, 2009. If unionized employees were to engage in a concerted strike or other work stoppage, if other employees were to become unionized, or if we are unable to negotiate a new collective bargaining agreement when the current one expires, we could experience a disruption of operations, higher labor costs or both. A strike or other disruption of operations or work stoppage could reduce our ability to manufacture quality products for our customers in a timely manner.

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

We are subject to current environmental and other laws and regulations.

We are subject to the environmental laws and regulations of each jurisdiction where we do business. We are currently, and may in the future be, held responsible for remedial investigations and clean-up costs of certain sites damaged by the discharge of hazardous substances, including sites that have never been owned or operated by us but at which we have been identified as a potentially responsible party under federal and state environmental laws. As a result of our 2000 merger with Riblet Products Corporation, we may be subject to potential liability under the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. Section 9601 et seq. We have established reserves for such potential liability and believe those reserves to be adequate; however, there is no guarantee that such reserves will be adequate or that additional liabilities will not arise. See “Legal Proceedings.” Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions could adversely affect our operations due to increased costs of compliance and potential liability for noncompliance.

Disruption in the importation of our raw materials and products and the risks associated with international operations could cause our operating results to decline.

We source certain raw materials and products from outside the U.S. Foreign material purchases expose us to a number of risks, including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, exchange rate fluctuations, difficulties in obtaining import licenses, economic or political instability, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Although we currently manufacture the vast majority of our products in the U.S., to the extent we decide to establish foreign manufacturing facilities, our foreign manufacturing sales would be subject to similar risks. Further, imports of raw materials and products are subject to unanticipated transportation delays that affect international commerce.

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

We have risks associated with inventory.

Our business requires us to maintain substantial levels of inventory. We must identify the right mix and quantity of products to keep in our inventory to meet customer orders. Failure to do so could adversely affect our sales and earnings. However, if our inventory levels are too high, we are at risk that an unexpected change in circumstances, such as a shift in market demand, drop in prices, or default or loss of a customer, could have a material adverse impact on the net realizable value of our inventory.

Changes in industry standards and regulatory requirements may adversely affect our business.

As a manufacturer and distributor of wire and cable products, we are subject to a number of industry standard setting authorities, such as Underwriters Laboratories. In addition, many of our products are subject to the requirements of federal, state, local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have an adverse effect on us. In the event that we are unable to meet any such standards when adopted, our business could be adversely affected.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2006, we owned or leased the following primary facilities:

		Approximate
Location	Type of Facility	Square Feet	Leased or Owned

Texarkana, Arkansas	Manufacturing, Warehouse	106,700	Owned
Gurnee, Illinois	Warehouse	75,000	Leased
North Chicago, Illinois	Manufacturing	23,277	Leased
Waukegan, Illinois	Offices	30,175	Leased
Waukegan, Illinois	Manufacturing	212,530	Owned — 77,394 Leased — 135,136
Waukegan, Illinois	Warehouse	180,000	Leased
East Longmeadow, Massachusetts	Manufacturing, Warehouse	90,000	Leased
Oswego, New York	Manufacturing, Warehouse	115,000	Owned
Siler City, North Carolina*	Closed	86,000	Owned
Hayesville, North Carolina	Manufacturing	104,000	Owned

*	On November 14, 2006, we approved a plan to close this facility and move its manufacturing operations to other facilities.

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

We are involved in legal proceedings and litigation arising in the ordinary course of our business. In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. We believe that none of the routine litigation that we now face, individually or in the aggregate, will be material to our business. However, an adverse determination could be material to our financial position, results of operations or cash flows in any given period. We maintain insurance coverage for litigation that arises in the ordinary course of our business and believe such coverage is adequate.

We are party to one environmental claim. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located a half mile east of Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwaters at the site with hazardous substances. In

1984, the U.S. Environmental Protection Agency listed this site on the National Priorities List. Riblet Products Corporation, with which we merged in 2000, was identified through documents as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the Environmental Protection Agency identifying it as a party potentially liable under the Comprehensive Environmental Response, Compensation, and Liability Act for cleanup of the site.

In 2004, we along with other “potentially responsible parties” (“PRPs”) entered into a consent decree with the Environmental Protection Agency requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a site participation agreement with other PRPs for fulfillment of the requirements of the consent decree. Under the site participation agreement, we are responsible for a 9.19% share of the costs for the RD/RA. We recorded an accrual in 2004 for $0.4 million for this liability; the environmental remediation cost and our share has remained unchanged as of December 31, 2006.

On March 16, 2005, we received notice from a PRP group that we had potential liability at the HIMCO Dump Site in Elkhart, Indiana as a result of the activities of Riblet Products Corporation and that we could resolve those potential liabilities by a commitment to pay a cashout settlement and an administrative assessment to cover past and future group expenses on a per capita basis. We recorded an accrual in 2004 for $71,000 for this liability. On September 20, 2006, we settled the pending lawsuit with HIMCO for $86,000, which resulted in an additional charge of $15,000 in the third quarter of 2006.

Although no assurances are possible, we believe that our accruals related to environmental, litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Name	Age	Position

G. Gary Yetman	52	President, Chief Executive Officer and Director
Richard N. Burger	56	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Jeffrey D. Johnston	51	Senior Vice President, Operations and Assistant Secretary

Key Employees of the Company

J. Kurt Hennelly	43	Vice President, Supply Chain
Kenneth A. McAllister	61	Group Vice President, Specialty Group and Consumer Group
Kathy Jo Van	42	Group Vice President, Electrical Group

Mr. Yetman joined our predecessor company in 1986 and has served as President and Chief Executive Officer and as a director of the company since December 1999. Prior to his current role, Mr. Yetman held various senior management positions with our predecessor company and within the electrical industry. As described in the section entitled “Executive Compensation — Discussion of Summary Compensation and Grant of Plan Based Award Tables — Employment Agreements” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2007, Mr. Yetman’s employment agreement gives him the right to one director seat on the board of directors of the company and each of its affiliates.

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

Mr. Hennelly was named Vice President, Supply Chain in February 2007. He served as Group Vice President, Consumer Group and Global Sourcing since January 2005. Prior to that, he had been Vice President, Global Sourcing since December 2002, and in July 2004, he was given the additional responsibilities of Vice President, Consumer Group. Before holding these positions, Mr. Hennelly served as the Vice President, Engineering from June 2001 to November 2002 and as the Director of Manufacturing from April 1997 to May 2001. Prior to these roles, Mr. Hennelly held a variety of management positions in manufacturing, engineering, materials management and quality assurance since joining our predecessor company in 1987.

Mr. McAllister was named Group Vice President, Specialty Group and Consumer Group in February 2007. Prior to that, he had been Group Vice President, Specialty Group since January 2005. He joined the company in October 2002 as Vice President, Wire and Cable, and was also responsible for our OEM/Government sales channel. Prior to joining the company, Mr. McAllister held positions at General Cable Corporation as Vice President of OEM/Specialty Sales from 2000 to 2002, Vice President and General Manager, Industrial/Electronics Products from 1997 to 2000, Vice President and General Manager Datacom/Electronic Products from 1994 to 1997. He was Group Vice President at Carol Cable for their electronic and OEM divisions from 1984 to 1994. Prior to that time, Mr. McAllister held various other managerial positions in marketing and engineering at Alpha Wire, Hubbell Wiring Devices and Thomas & Betts Corporation.

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

Our only authorized, issued and outstanding class of capital stock is our common stock. Our common stock is listed on NASDAQ under symbol “CCIX.” The table below sets forth, for the calendar quarter indicated, the reported high and low sales prices and amount of any cash dividends declared:

	2007
	Sales Price		Cash
	High	Low	Dividends

First Quarter through March 8, 2007*	$16.00	$15.75	$—

*	The Company started trading on NASDAQ on March 1, 2007. On March 8, 2007, the closing price of our common stock on NASDAQ was $15.99.

As of March 8, 2007, there were 28 record holders of our common stock.

We had conducted our business as an S corporation under Subchapter S of the Internal Revenue Code (the “Code”) (and comparable state laws). Accordingly, our shareholders had been responsible for federal and substantially all state income tax liabilities arising out of our operations. For all periods prior to the C corporation conversion, we had provided our shareholders with funds for the payment of these income taxes. On October 10, 2006, we terminated our S corporation status, and after that date we are treated for federal and state income tax purposes as a C corporation under Subchapter C of the Code and, as a result, are subject to state and federal income taxes.

We do not anticipate that we will pay any dividends on our common stock in the foreseeable future as we intend to retain any future earnings to fund the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and conditions, legal requirements and other factors that our board of directors deems relevant. Our credit facility and the indenture governing our senior notes each contains restrictions on the payment of dividends to our shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Credit Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Notes.” In addition, our ability to pay dividends is dependent on our receipt of cash dividends from our subsidiaries.

ITEM 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial information for the periods presented. The financial data as of and for each of the five years in the period ended December 31, 2006 has been derived from our audited consolidated financial statements and notes thereto, which have been audited by Deloitte & Touche LLP.

Prior to October 10, 2006, we were treated as an S corporation, with the exception of our wholly-owned C corporation subsidiary, for federal and, where applicable, state income tax purposes. Accordingly, our shareholders were responsible for federal and substantially all state income tax liabilities arising out of our operations other than those conducted by our C corporation subsidiary. On October 10, 2006, the day before we consummated the 2006 Private Placement, we ceased to be an S corporation and became a C corporation and, as such, we are subject to federal and state income tax. The unaudited pro forma statement of operations data presents our pro forma provision for income taxes and pro forma net income as if we had been a C corporation for all periods presented. In addition, the selected historical consolidated financial information and the pro forma statement of operations data reflect the 312.6079 for 1 stock split that we effected on October 10, 2006.

Our consolidated financial statements have been prepared in accordance with GAAP. Historical results are not necessarily indicative of the results we expect in future periods. The data presented below should be read in conjunction with, and are qualified in their entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands except for per share data)

Statement of Operations Data:
Net sales	$243,492	$233,555	$285,792	$346,181	$423,358
Cost of goods sold	203,416	198,457	240,260	292,755	341,642

Gross profit	40,076	35,098	45,532	53,426	81,716
Selling, engineering, general and administrative expenses	21,239	18,262	26,475	25,654	31,760
Restructuring charges(1)	2,100	249	(190)	—	1,396

Operating income	16,737	16,587	19,247	27,772	48,560
Interest expense, net	11,563	10,087	11,252	15,606	15,933
Loss on early extinguishment of debt	—	—	13,923	—	—
Other (income) loss, net(2)	(16)	(110)	(13)	(1,267)	497

Income (loss) before income taxes	5,190	6,610	(5,915)	13,433	32,130
Income tax expense(3)	1,420	1,558	3,092	2,298	2,771

Net income (loss)	$3,770	$5,052	$(9,007)	$11,135	$29,359

Per Common Share Data(4):
Net income (loss) per share
Basic	$0.33	$0.44	$(0.76)	$0.87	$2.15

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands except for per share data)

Diluted	0.27	0.36	(0.76)	0.87	$2.15
Weighted average shares outstanding
Basic	11,482	11,467	11,795	12,749	13,637
Diluted	13,983	13,968	11,795	12,749	13,637
Pro Forma Statement of Operations Data:
Income (loss) before income taxes	$5,190	$6,610	$(5,915)	$13,433	$32,130
Pro forma income tax expense (benefit)(3)	2,020	2,614	(2,362)	5,351	12,400

Pro forma net income (loss)	3,170	3,996	(3,553)	8,082	19,730

Pro Forma Per Common Share Data(4):
Pro forma net income (loss) per share
Basic	$0.28	$0.35	$(0.30)	$0.63	$1.45
Diluted	0.23	0.29	(0.30)	0.63	1.45
Other Financial Data:
EBITDA(5)	$22,670	$22,300	$10,735	$33,883	$53,497
Capital expenditures	2,534	2,345	4,714	6,171	2,702
Cash interest expense	9,935	8,323	6,499	14,813	15,187
Depreciation and amortization expense(6)	5,917	5,603	5,398	4,844	5,434
Net cash provided by (used in) operating activities	13,062	16,770	(10,067)	(10,340)	30,048
Net cash provided by (used in) investing activities	(2,362)	(1,611)	(4,701)	(1,789)	(2,578)
Net cash provided by (used in) financing activities	(10,716)	(15,155)	(15,753)	11,153	(12,794)
Balance Sheet Data:
Cash and cash equivalents	$45	$49	$1,034	$58	$14,734
Working capital	40,453	35,276	62,756	90,107	115,083
Total assets	164,667	166,991	197,056	221,388	235,745
Total debt(7)	118,920	106,768	159,727	169,300	122,507
Total shareholders’ equity	23,814	27,365	2,200	13,071	77,841

(1)	Restructuring charges include: (i) $2.1 million in 2002 for costs associated with the closure of our El Paso, Texas facility, including the write-off of fixed assets and facility exit costs and severance; (ii) $0.2 million in 2003 for costs associated with the relocation of our cord operations from our Waukegan, Illinois facility to Miami, Florida; (iii) income of $0.2 million recorded in 2004 reflects the reversal of accruals recorded in prior years, which were deemed to no longer be necessary; and (iv) $1.3 million of costs associated with the closing of the leased manufacturing and distribution facility located in Miami Lakes, Florida and $0.1 million associated with the closing of the owned facility located in Siler City, North Carolina in 2006.

(2)	Other expense included $0.5 million in December 2006 for estimated costs accrued pursuant to the Tax Matters Agreement. Other income, net was $1.3 million due to the sale of zero coupon bonds in May 2005. See Note 6 to our consolidated financial statements for more information regarding this gain.

(3)	Prior to October 10, 2006, we were treated as an S corporation, with the exception of our wholly-owned C corporation subsidiary, for federal and, where applicable, state income tax purposes. Accordingly, our shareholders were responsible for federal and substantially all state income tax liabilities arising out of our operations other than those conducted by our C corporation subsidiary. On October 10, 2006, the day before we consummated the 2006 Private Placement, we ceased to be an S corporation and became a C corporation and, as such, we are subject to federal and state income tax. As a result of the termination of our S corporation status, we recorded a one-time non-cash charge of approximately $0.3 million to our income tax provision to recognize the estimated amount of previously unrecognized net deferred income tax liability.

(4)	The financial data reflects the retroactive presentation of the 312.6079 for 1 stock split that was effected on October 11, 2006.

(5)	EBITDA represents net income (loss) before interest expense, income tax expense and depreciation and amortization expense. EBITDA is a performance measure and liquidity measure used by our management, and we believe it is commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and ability to incur and service debt. Our management believes that EBITDA is useful to investors in evaluating our operating performance because it provides a means to evaluate the operating performance of our business on an ongoing basis using criteria that are used by our internal decision-makers for evaluation and planning purposes, including the preparation of annual operating budgets and the determination of levels of operating and capital investments. In particular, our management believes that EBITDA is a meaningful measure because it allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For example, our management believes that the inclusion of items such as taxes, interest expense and interest income can make it more difficult to identify and assess operating trends affecting our business and industry. Furthermore, our management believes that EBITDA is a performance measure that provides investors, securities analysts and other interested parties with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. Finally, EBITDA also closely tracks Consolidated EBITDA, a liquidity measurement that is used in calculating financial covenants in both our credit facility and the indenture for our senior notes.

EBITDA’s usefulness as a performance measure is limited by the fact that it excludes the impact of interest expense, depreciation and amortization expense and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since we, effective as of October 10, 2006, in addition to our C corporation subsidiary are subject to state and federal income taxes, any measure that excludes tax expense has material limitations.

Due to these limitations, we do not, and you should not, use EBITDA as the only measure of our performance and liquidity.

We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance or cash flows from operating activities in accordance with GAAP as a measure of our liquidity.

The following is a reconciliation of net income (loss), as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Net income (loss)	$3,770	$5,052	$(9,007)	$11,135	$29,359
Interest expense, net	11,563	10,087	11,252	15,606	15,933
Income tax expense	1,420	1,558	3,092	2,298	2,771
Depreciation and amortization expense(6)	5,917	5,603	5,398	4,844	5,434

EBITDA	$22,670	$22,300	$10,735	$33,883	$53,497

The following is a reconciliation of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Net cash flow from operating activities	$13,062	$16,770	$(10,067)	$(10,340)	$30,048
Interest expense, net	11,563	10,087	11,252	15,606	15,933
Income tax expense	1,420	1,558	3,092	2,298	2,771
Loss on early extinguishment of debt	—	—	(13,923)	—	—
Deferred income tax assets and liabilities	(846)	338	18	581	(679)
Gain (loss) on sale of fixed assets	(1,467)	60	13	7	(502)
Gain (loss) on sale of investment — net	—	—	—	1,267	11
Stock-based compensation	—	—	(1,648)	—	(1,412)
Changes in operating assets and liabilities	70	(5,238)	22,857	24,354	7,327
Non-cash interest income	338	227	245	110	—
Non-cash interest expense	(1,470)	(1,502)	(1,104)	—	—

EBITDA	$22,670	$22,300	$10,735	$33,883	$53,497

EBITDA includes the effects of restructuring charges, bad debt write off (recovery) related to the bankruptcy of a major customer, a special bonus to certain members of senior management, the loss on early extinguishment of debt, professional services to one of our directors for services rendered in connection with the exploration of development of strategic alternatives, the expenses pursuant to the Tax Matters Agreement and certain other matters. Restructuring charges are described in footnote (1) above. 2003 EBITDA includes a bad debt recovery of $0.1 million, 2004 EBITDA includes a bad debt recovery of $0.3 million, a special senior management bonus of $3.0 million and a loss on early extinguishment of debt of $13.9 million, and 2006 EBITDA includes $0.8 million of cash paid and $0.5 million of stock to one of our directors for professional services and $0.5 million of expenses related to the Tax Matters Agreement. Changes in operating assets and liabilities exclude amortization of debt issuance costs, which is included in interest expense.

(6)	Depreciation and amortization expense does not include amortization of debt issuance costs, which is included in interest expense.

(7)	Net of unamortized discount of $2.4 million as of December 31, 2002 and $2.0 million as of December 31, 2003.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products in the U.S. We supply a broad line of wire and cable products, which enables us to offer our customers a single source of supply for many of their wire and cable product requirements. We manufacture bare copper wire, some of which we use to produce our products and some of which we sell to other producers. We sell our products to a variety of customers, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). We develop our products for sale into multiple end markets, including electrical distribution, wire and cable distribution, OEM/government, HVAC/R, irrigation, industrial/contractor, recreation/transportation, copper fabrication, retail and automotive. We manufacture our products in six domestic manufacturing facilities and supplement our domestic production with international and domestic sourcing. Virtually all of our products are sold to customers located in the United States and Canada.

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

The primary component of our cost of goods sold is the cost of raw materials. Because labor costs have historically represented less than 10% of our cost of goods sold, competition from products produced in countries having lower labor rates has not affected our financial results significantly. For the twelve-month period ended December 2006, copper costs, including fabrication, have been estimated by us, based on the average COMEX price, to be approximately 60.9% of our cost of goods sold. We buy copper from domestic and international suppliers, and the price we pay depends largely on the price of copper on international commodities markets.

The price of copper is particularly volatile and can affect our net sales and profitability. The daily selling price of copper cathode on the COMEX averaged $3.10 per pound during the twelve months ended December 31, 2006, up 84.5% from the twelve months ended December 31, 2005. The average copper price on the COMEX was $2.57 and $2.60 for months ended January and February 2007, respectively. We purchase copper at the prevailing market price. We generally attempt to pass along to our customers changes in the prices of copper and other raw materials. Our ability to pass along price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. Our specialty distributors and OEMs segment offers a number of products that are particularly sensitive to fluctuations in copper prices. Other factors affecting product pricing include the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.

We had conducted our business as an S corporation under Subchapter S of the Code (and comparable state laws). Accordingly, our shareholders were responsible for federal and substantially all state income tax liabilities arising out of our operations. For all periods prior to the C corporation conversion, we provided our shareholders with funds for the payment of these income taxes. On October 10, 2006, we terminated our S corporation status, and are treated for federal and state income tax purposes as a C corporation under Subchapter C of the Code and, as a result, are subject to state and federal income taxes.

We declared dividends to our S corporation shareholders in amounts expected to be sufficient to cover estimated taxes associated with our 2006 S corporation taxable earnings. We paid dividends to our shareholders in this regard of approximately $1.8 million on October 10, 2006.

As a result of the termination of our S corporation status, we recorded a one-time non-cash charge of approximately $0.3 million to our income tax provision to recognize the estimated amount of previously unrecognized net deferred income tax liability. The Company entered into a Tax Matters Agreement with its existing shareholders that provides for, among other things, the indemnification of these shareholders for any increase in their tax liability, including interest and penalties, and reimbursement of their expenses (including attorneys’ fees) related to the period prior to the Company’s conversion to a C corporation, including as a result of the ongoing IRS examination.

The Internal Revenue Service (“IRS”) has audited our tax returns for the years 2002, 2003 and 2004, and proposed certain adjustments that are currently being disputed. We have appealed the IRS findings. If our appeal of the IRS findings is unsuccessful, our obligation will be to indemnify our shareholders on record as of the effective date of the Tax Matters Agreement. We accrued estimated costs of $0.5 million in the fourth quarter of 2006 which is included in other loss in the accompanying Consolidated Statement of Operations related to the Tax Matters Agreement, but we cannot guarantee that the actual payments relating to this matter will not exceed this amount.

On October 9, 2006, our board adopted a stock incentive plan that provides for the granting of options to purchase 1,650,000 shares of our common stock. On October 11, 2006, options to purchase 405,000 shares were awarded to G. Gary Yetman (230,000 shares); Richard N. Burger (115,000 shares); Jeffrey D. Johnston (60,000 shares) and, on October 10, 2006, options to purchase 420,000 shares were granted to other employees. One third of the 825,000 options issued to our employees will vest at the end of each of the first three anniversaries of the date of grant. These options will expire ten years after the date of grant and will be exercisable at a price per share equal to $15.00.

We estimate the fair value of the stock options to be granted using the Black-Scholes option-pricing model. We estimated the fair value of the stock options granted using the following assumptions: (i) a risk free interest rate of 4.74%; (ii) an expected dividend yield of 0.00%; (iii) an expected option term of 7.0 years; and (iv) expected volatility of 45.0%. Based on these assumptions, the option value per common share was $8.09 and the total fair value of the options granted was $6.7 million. Assuming 2% annual employee turnover, we estimate that our total expense relating to our stock incentive plan will be $6.4 million. We expensed $0.9 million in the fourth quarter of 2006; we expect to expense $3.5 million in the year ending December 31, 2007; $1.5 million in the year ending December 31, 2008; and $0.5 million in the year ending December 31, 2009. See “New Accounting Pronouncements” in this section and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance under Equity Compensation Plans.”

On September 4, 2006, our board of directors approved a payment to one of our directors of $0.8 million in cash and 37,500 shares of our common stock valued at $0.5 million for additional services rendered in connection with the exploration and development of strategic alternatives and certain other matters. We expensed $1.3 million related to these services in the twelve months ended December 31, 2006.

Proposed Copperfield, LLC Acquisition. — From time to time, we consider acquisition opportunities that could materially increase the size of our business operations. On March 11, 2007, we signed a definitive agreement to acquire all of the equity interests in Copperfield, LLC (“Copperfield”) for $213 million in cash. Management believes that the Coleman Cable-Copperfield combination will result in one of the premier U.S. based manufacturers of electrical and electronic wire and cable products.

Copperfield, currently majority owned by Spell Capital Partners, is one of the largest private fabricators and insulators of copper electrical wire and cable in the United States. Copperfield sells its wire and cable products to industrial distributors and OEMs which operate in a diversified set of end markets including electrical, recreational vehicle, transportation, appliance and welding cable sectors. Copperfield estimates that its revenues, net income and EBITDA for the twelve months ended December 31, 2006 will be approximately $520 million, $15.8 million and $35.3 million, respectively. The strategic acquisition of Copperfield broadens the scope of Coleman Cable’s product offering, further strengthens its strategic relationships with industrial distributors and increases Coleman’s end-market diversity.

Coleman Cable anticipates meaningful expense synergies from the realignment of the combined company’s manufacturing footprint and the expected purchasing opportunities resulting from the combination. Excluding expense synergies, Coleman Cable expects the acquisition of Copperfield to be accretive to earnings per share for 2007. Coleman Cable intends to use debt financing to consummate the acquisition. The transaction, which is subject to customary closing conditions and approval by necessary regulatory authorities, is expected to be completed during the second quarter of 2007.

EBITDA means earnings from continuing operations before net interest, income taxes, depreciation, and amortization. Other companies may define EBITDA differently and, as a result, Copperfield’s measure of EBITDA may not be directly comparable to EBITDA of other companies. Copperfield’s estimated 2006 EBITDA results from the addition to Copperfield’s 2006 net income ($15.8 million) of the following amounts: interest ($12.7 million), taxes ($0 million, as a result of its LLC status) and depreciation and amortization ($6.8 million). Coleman Cable’s management believes that EBITDA allows investors to evaluate and compare the operating performance of a company irrespective of its capital structure. EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance or cash flows from operating activities in accordance with GAAP as a measure of liquidity.

Business Segment Information

We have three business segments: (i) electrical/wire and cable distributors; (ii) specialty distributors and OEMs; and (iii) consumer outlets. These segment classifications are based on an aggregation of customer groupings and distribution channels because this is how we manage and evaluate our business. We sell virtually all of our products across each of our three segments, except that our fabricated bare wire products sales are only in our specialty distributors and OEMs segment. For the twelve months ended December 31, 2006, the electrical/wire and cable distributors segment, the specialty distributors and OEMs segment, and the consumer outlets segment represented approximately 34.8%, 52.0% and 13.2% of our net sales on a consolidated basis, respectively. Our consumer outlets segment, which is our smallest in terms of net sales, accounts for an even smaller percentage of our profitability because of increased competition from foreign suppliers and the delays we may encounter in passing along copper price increases to large retailers. To remain competitive, we are purchasing more labor-intensive products from foreign sources for this segment. Our segment information presented below includes a separate line for corporate adjustments, which consist of items not allocated to a particular business segment, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, management fees and intangible amortization. The period-to-period comparisons set forth in this section include information about our three segments.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the consolidated statement of operations data in thousands of dollars and as a percentage of net sales.

	Year Ended December 31,
	2004		2005		2006
	Amount	%	Amount	%	Amount	%
	(In thousands)

Net sales	$285,792	100.0%	$346,181	100.0%	$423,358	100%
Gross profit	45,532	15.9	53,426	15.4	81,716	19.3
Selling, engineering, general and administrative expenses	26,475	9.3	25,654	7.4	31,760	7.5
Restructuring	(190)	(0.1)	—	—	1,396	0.3

Operating income	19,247	6.7	27,772	8.0	48,560	11.5
Interest expense, net	11,252	3.9	15,606	4.5	15,933	3.8
Loss on early extinguishment of debt	13,923	4.9	—	—	—	—
Other (income) loss, net	(13)	(0.0)	(1,267)	(0.4)	497	0.1

Income (loss) before income taxes	(5,915)	(2.1)	13,433	3.9	32,130	7.6
Income tax expense	3,092	1.1	2,298	0.7	2,771	0.7

Net income (loss)	$(9,007)	(3.2)	$11,135	3.2	$29,359	6.9

Capital expenditures	$4,714		$6,171		$2,702
Depreciation	$5,398		$4,844		$5,434

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Net sales — Net sales for the year ended December 31, 2006 were $423.4 million compared to $346.2 million for the year ended December 31, 2005, an increase of $77.2 million, or 22.3%. The increase in net sales was due primarily to price increases driven by the significant increase in the cost of raw materials, primarily copper, for 2006 compared to 2005. There was a 10.9% decline in volume in 2006 due to decreased demand from existing customers, somewhat offset by the addition of new customers. Also contributing to the volume decline was a shift in the product mix in our consumer outlets segment from higher weight products, such as extension cords, to lower weight products, such as data, thermostat and coaxial cables and a change in manufacturing process in our automotive channel. Otherwise, product mix in units for these periods was relatively consistent. Volume changes between comparative years are measured in total pounds shipped.

Gross profit — Gross profit margin for the year ended December 31, 2006 was 19.3% compared to 15.4% for the year ended December 31, 2005. The increase in the gross profit margin was due in part to the ability to secure pricing increases sooner than increased copper and other raw material cost increases were reflected in inventory and cost of goods sold. In addition, gross profit increases were due to reduced costs due to manufacturing efficiency improvements made during the prior year. Gross profit improved due to the ability to reduce shipping and other distribution expenses, and to spread fixed costs over a significantly higher revenue base.

Selling, engineering, general and administrative — SEG&A expense for the year ended December 31, 2006 was $31.8 million compared to $25.7 million for the year ended December 31, 2005, an increase of $6.1 million. The increase between the two periods resulted primarily from increased sales commissions due to a higher revenue base, an increase in the accrual of management bonuses due to improved profitability, increased depreciation expense, and an increase in professional fees paid to Shmuel D. Levinson for services rendered in connection with the exploration and development of strategic alternatives and certain other matters.

Restructuring Charges — Restructuring charges for the year ended December 31, 2006 were $1.4 million. These expenses were the result of the planned closures of our Miami Lakes and Siler City facilities. Restructuring charges included $0.1 million of employee severance costs, $0.7 million of lease termination costs, $0.3 million of equipment relocation costs and $0.3 million of other closing costs.

Interest expense, net and loss on early extinguishment of debt — Interest expense, net was $15.9 million for year ended December 31, 2006, compared to $15.6 million of interest expense, net for year ended December 31, 2005, an increase of $0.3 million. The increase in interest expense was due primarily to higher average borrowings under our revolving line of credit resulting primarily from increased inventory costs.

Other (income) loss, net — Other loss, net, for the year ended December 31, 2006 included $0.5 million for estimated costs accrued pursuant to the Tax Matters Agreement compared to $1.3 million of income, for the year ended December 31, 2005 which was due to the sale of zero coupon bonds in May 2005, in connection with the settlement of the Copperweld Corporation capital lease obligation.

Income tax expense — Income tax expense was $2.8 million for the year ended December 31, 2006 compared to $2.3 million for the year ended December 31, 2005. Income tax expense increased primarily because of a change from S corporation status to C corporation status in October 2006, resulting in increased corporation tax expense.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Year Ended December 31,
	2005		2006
	Amount	%	Amount	%
	(In thousands)

Net sales:
Electrical/Wire and Cable Distributors	$114,561	33.0%	$147,411	34.8%
Specialty Distributors and OEMs	171,926	49.8	219,957	52.0
Consumer Outlets	59,694	17.2	55,990	13.2

Total	$346,181	100.0%	$423,358	100.0%

Operating income:
Electrical/Wire and Cable Distributors	$13,643	11.9%	$23,830	16.2%
Specialty Distributors and OEMs	14,693	8.5	28,096	12.8
Consumer Outlets	3,465	5.8	3,421	6.1

Total	31,801		55,347
Corporate	(4,029)		(6,787)

Consolidated operating income	$27,772		$48,560

Electrical/Wire and Cable Distributors

Net sales for our electrical/wire and cable distributors segment for the year ended December 31, 2006 were $147.4 million compared to $114.6 million for the year ended December 31, 2005, an increase of $32.8 million, or

28.6%. This increase was due primarily to selling price increases as a result of inflationary increases in raw material costs, as well as the addition of strategic new customers. There was a decrease in volume of 4.0% primarily due to a decline in the residential construction market and energy related business in 2005 that did not repeat in 2006.

Operating income for our electrical/wire and cable distributors segment for the year ended December 31, 2006 was $23.8 million compared to $13.6 million for the year ended December 31, 2005, an increase of $10.2 million, or 75.0%. This increase was attributed to our ability to secure price increases to offset increases in raw material costs, reduce shipping and other distribution expenses, and the ability to spread fixed costs across a larger revenue base.

Specialty Distributors and OEMs

Net sales for our specialty distributors and OEMs segment for the year ended December 31, 2006 were $220.0 million compared to $171.9 million for the year ended December 31, 2005, an increase of $48.1 million, or 28.0%. The increase was due to selling price increases associated with increases in raw material costs and increased security/home automation channel sales as a result of market share gains. These increases offset decreases in the other channels in this segment due to market conditions. There was an overall decline in volume of 9.4% due to market conditions, offset by increases in the security/home automation, irrigation and copper fabrication channels due to market share gains.

Operating income for our specialty distributors and OEMs segment for the year ended December 31, 2006 was $28.1 million compared to $14.7 million for the year ended December 31, 2005, an increase of $13.4 million, or 91.2%. This increase was due primarily to volume and pricing initiatives, improved manufacturing efficiencies, reduced shipping and other distribution expenses, and the spreading of fixed costs over a larger revenue base.

Consumer Outlets

Net sales for our consumer outlets segment for the year ended December 31, 2006 were $56.0 million compared to $59.7 million for the year ended December 31, 2005, a decrease of $3.7 million, or 6.2%. This decrease was due to a volume decline of 25.5%, which was partially offset by price increases. The volume decline was due primarily to a decrease in orders from consumer outlet customers who had higher than expected inventory as a result of soft 2005 year-end retail sales. In addition, the prior year included an initial stocking order for a major account that was not repeated in 2006 and the completion of a sales program at a specific account. Also contributing to the volume decline was a shift in product mix from higher weight products, such as extension cords, to lower weight products, such as data, thermostat and coaxial cables, and a change in manufacturing process affecting our automotive products.

Operating income for our consumer outlets segment for the year ended December 31, 2006 was $3.4 million compared to $3.5 million for the year ended December 31, 2005, a decrease of $0.1 million or 2.9%. This decline was due to the combination of sales decreases and additional operating expenses in our overall operating segment. These were partially off-set by gains on the sale of commodity contracts, reduced shipping and other distribution expenses, cost savings realized from our Miami facility closure, and manufacturing process improvements affecting our automotive products.

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

Gross profit — Gross profit margin for the year ended December 31, 2005 was 15.4% compared to 15.9% for the year ended December 31, 2004. The decrease in the gross profit margin for the year ended December 31, 2005 was due principally to the significant increase in the cost of raw materials, primarily copper, that was not fully passed along to existing customers, and inefficiencies of $2.2 million related to the manufacturing consolidation of certain product lines in two of our facilities in the first nine months of 2005. These negative factors were offset in part by the addition of new customers and some pricing increases.

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

	Year Ended December 31,
	2004		2005
	Amount	%	Amount	%
	(In thousands)

Net sales:
Electrical/Wire and Cable Distributors	$95,810	33.5%	$114,561	33.0%
Specialty Distributors and OEMs	133,457	46.7	171,926	49.8
Consumer Outlets	56,525	19.8	59,694	17.2

Total	$285,792	100.0%	$346,181	100.0%

Operating income:
Electrical/Wire and Cable Distributors	$9,010	9.4%	$13,643	11.9%
Specialty Distributors and OEMs	13,112	9.8	14,693	8.5
Consumer Outlets	3,399	6.0	3,465	5.8

Total	25,521		31,801
Corporate	(6,274)		(4,029)

Consolidated operating income	$19,247		$27,772

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

Specialty Distributors and OEMs

Net sales for our specialty distributors and OEMs segment for the year ended December 31, 2005 were $171.9 million compared to $133.5 million for the year ended December 31, 2004, an increase of $38.4 million, or 28.8%. The increase was due to selling price increases associated with cost increases in raw material prices and increased security/home automation channel sales as a result of the addition of new customers. Additionally, 2005 included the revenue from the additions of OEM/government and industrial MRO customers. These increases were partially offset by a decrease in the irrigation channel that resulted from market conditions. There was 12.7% volume growth in 2005 due to the growth in the security/home automation and OEM markets combined with market share gains.

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

Consumer Outlets

Net sales for our consumer outlets segment for the year ended December 31, 2005 were $59.7 million compared to $56.5 million for the year ended December 31, 2004, an increase of $3.2 million, or 5.7%. The increase in net sales was due primarily to price increases associated with increases in the cost of raw materials. There was a decline in volume as measured in pounds shipped of 7.7%. This was due to a shift in product mix from higher weight products, such as extension cords, to lower weight products, such as LAN cables, in our retail channel and a change in manufacturing process in our automotive channel.

Operating income for our consumer outlets segment for the year ended December 31, 2005 was $3.5 million compared to $3.4 million for the year ended December 31, 2004, an increase of $0.1 million or 2.9%. This increase included $0.2 million of gains relating to outstanding commodity contracts. This was offset by a decline in operating income of $0.1 million due primarily to the impact of the increased cost of base raw materials, specifically copper, that could not be passed along to our customers and was somewhat offset by cost savings realized from a new manufacturing process in the automotive channel.

Liquidity and Capital Resources

Debt

As of December 31, 2006, we had the following long-term debt (including capital lease obligations) outstanding:

As of
December 31,
2006
(In thousands)

Credit facility	$—
Senior notes	120,000
Capital lease obligations	1,129
Other debt	1,378

Total debt	$122,507

Senior Secured Credit Facility

Our credit facility dated as of September 28, 2004, with Wachovia Bank, National Association (“agent”) matures September 28, 2009, and is an asset-based credit loan whereby we may receive from time to time an aggregate amount of advances not to exceed the lesser of (i) $75 million or (ii) the sum of 85% of eligible accounts receivable and 55% of eligible inventory, with a sublimit for letters of credit of up to $5 million. Interest is payable at the agent’s prime rate plus a range of 0.25% to 1.25% (based on our Leverage Ratio, as defined in the credit facility, at the end of any fiscal quarter), or, at our option, the eurodollar rate plus a range of 1.75% to 2.75% (based on our Leverage Ratio) at the end of any fiscal quarter). The credit facility accrued interest at an average rate of 5.7%, and our average borrowed amount was $38.6 million for the twelve-month period ended December 31, 2006.

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

As of December 31, 2006, our Leverage Ratio was 2.3 to 1.0 and our Fixed Charge Coverage Ratio was 1.8 to 1.0. Our capital expenditures in the twelve months ended December 31, 2006 were $2.7 million.

On August 14, 2006, we executed an amendment to the credit agreement; among other things, this amendment:

•	modified a “change of control” provision in our credit facility so that, in contrast to the prior version of the provision under which a default would have occurred if either G. Gary Yetman or Richard N. Burger ceased to hold their executive positions and suitable replacements were not found within 180 days, a “change of control” will now occur under the credit facility only if either (i) we fail to own 100% of the outstanding capital stock of the other borrowers and guarantors under the credit facility or (ii) during the twenty-four months following the date of such amendment of the credit facility, certain members of our board of directors cease to constitute a majority of the members of our board of directors;

•	permits us to issue common stock;

•	permitted us to amend our certificate of incorporation as described under “Description of Capital Stock;”

•	permitted us to repurchase shares of our common stock in connection with the 2006 Private Placement; and

•	eliminated a restriction on our ability to maintain excess cash.

As of December 31, 2006, we were in compliance with all of the covenants contained in the credit facility.

On October 11, 2006, we paid off substantially all of the outstanding indebtedness under our credit facility. As of December 31, 2006, we had no outstanding borrowings under our credit facility, and we had $74.3 million of additional borrowing capacity under the borrowing base.

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

We have the right to terminate our existing credit facility and put a new, more favorable credit facility in place. The termination of our credit facility could result in a non-cash, pre-tax charge to earnings of up to $0.8 million in our financial statements for the period in which the termination occurs.

In connection with our execution on March 11, 2007 of a definitive agreement to purchase all of the equity interest of Copperfield, LLC for $213 million, we entered into financing arrangements with certain affiliates of Wachovia Bank, N.A. These arrangements would provide for a new $200 million senior secured revolving credit facility and additional acquisition financing that will take the form of either the issuance of $100 million of notes having the same terms as our existing Senior Notes or a $100 million term loan.

Based on the foregoing, we believe that, after giving effect to the acquisition of Copperfield and the consummation of the financing arrangements described in the preceding paragraph, cash flow from operations and borrowings under our new $200 million senior secured revolving credit facility will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.

Senior Notes

Our senior notes have an aggregate principal amount of $120.0 million, bear interest at a fixed rate of 9.875% and mature in 2012. The notes are guaranteed by our domestic restricted subsidiaries (as defined in the indenture). The indenture includes a covenant that prohibits us from incurring additional indebtedness (other than certain permitted indebtedness, including but not limited to the maximum availability under our credit facility), unless our Consolidated Fixed Charge Coverage Ratio (as defined in the indenture) is greater than 2.0 to 1.0. As of December 31, 2006, our Consolidated Fixed Charge Coverage Ratio was 3.3 to 1.0. Upon the occurrence of a Change of Control (as defined in the indenture), we must offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of our assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of December 31, 2006, we were in compliance with all of the covenants contained in the indenture. We may redeem some or all of the notes at any time on or after October 1, 2008, at redemption prices set forth in the indenture. In addition, before October 1, 2007, we may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109.875% of their aggregate principal amount, plus accrued interest, with the cash proceeds from certain kinds of equity offerings.

Other

In addition, we lease various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The total minimum payments under the leases at December 31, 2006 were approximately $1.3 million, including $0.2 million representing interest.

We have a $1.0 million mortgage on a manufacturing facility requiring monthly payments of $9,432 and bearing interest at 5.75% per annum. The outstanding balance of the loan at December 31, 2006 was $0.7 million.

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

On October 11, 2006, we consummated the 2006 Private Placement in which we sold 8,400,000 shares of our common stock at a sale price of $15.00 per share. We received net proceeds of approximately $114.8 million (after the purchaser’s discount, placement fees and other offering expenses). We used approximately $61.4 million of the net proceeds to purchase and retire 4,400,003 shares from our existing shareholders. Of the remaining net proceeds of approximately $53.4 million, we used (i) approximately $52.8 million to repay substantially all of the indebtedness then outstanding under our credit facility and (ii) the remaining $0.6 million for working capital and general corporate purposes. Since the 2006 Private Placement, we have incurred (and expect to continue to incur) additional indebtedness under our credit facility.

Even following the 2006 Private Placement and the corresponding repayment of all of the indebtedness then outstanding under our credit facility, if we experience a deficiency in earnings with respect to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows from operations and borrowings under our credit facility. If cash flow generated from our operations, together with borrowings under our credit facility, is not sufficient to fund our operations, debt service and capital expenditures and we need to seek additional sources of capital, the limitations contained in the credit facility and the indenture relating to our senior notes on our ability to incur debt could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity, which, until the most recent amendment to the credit agreement, would have required a waiver under our credit facility. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay development of products or forego acquisition opportunities.

Net cash provided by operating activities for the twelve months ended December 31, 2006 was $30.0 million compared to net cash used by operating activities of $10.3 million for the twelve months ended December 31, 2005. The primary factors contributing to the increase in cash provided by operating activities for the twelve months ended December 31, 2006 compared to 2005 were: (i) a $18.2 million increase in net income; (ii) a $18.9 million decrease in cash used by inventories, primarily due to better inventory management and economies of scale as a result of the closure of our facilities, partially offset by commodity price increases; and (iii) a $1.6 million decrease in cash used by prepaid expenses and other assets. These factors were partially offset by increases in the use of cash by (i) accounts payable of $10.9 million due to a difference in the timing of payments and (ii) accounts receivable of $6.7 million due to a difference in the timing of collections.

Net cash used in investing activities for the twelve months ended December 31, 2006 was $2.6 million due to $2.7 million of capital expenditures, slightly offset by $0.1 million of proceeds from the sale of fixed assets and investments.

Net cash used by financing activities for the twelve months ended December 31, 2006 was $12.8 million, reflecting net revolver repayments of $46.0 million, the payment of long-term debt of $0.8 million, the payment of $61.4 million of stock repurchases due to our private equity offering, and $19.4 million of distributions to shareholders. This use of cash was off-set by the cash provided from our private equity offering of $114.8 million.

During the third quarter ended September 30, 2005, we experienced a theft of inventory as a result of break-ins at our manufacturing facility located in Miami Lakes, Florida. We believe we will recover the amount of the loss, net of deductibles, under our insurance policy. As a result of the loss, we reduced the cost of inventory by $1.3 million and recorded an insurance receivable, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet. In order to deter future thefts, we completed a third-party analysis of our security processes at all of our facilities and warehouses and made any necessary adjustments; however, we cannot assure you that future incidents of theft will not occur.

On April 14, 2006, our board of directors approved a plan to close our leased assembled manufacturing and distribution facility located in Miami Lakes, Florida based on an evaluation of this facility in the long-term operation of our business. Our board determined that the efficient utilization of our manufacturing assets would be enhanced by partial relocation of production to our plant in Waukegan, Illinois supplemented by additional international sourcing.

The closure of our Miami Lakes facility was completed in the third quarter of 2006. We have spent $1.3 million to close the Miami Lakes facility. The charges consist of $0.1 million of employee severance costs, $0.7 million of lease termination costs, $0.2 million of equipment relocation costs, and $0.3 million of other closing costs.

On November 14, 2006, we approved a plan to close our manufacturing facility and sell the building and property located in Siler City, North Carolina. We determined that the efficient utilization of our manufacturing assets would be enhanced by partial relocation of production to our plants in Hayesville, North Carolina and Waukegan, Illinois supplemented by additional international sourcing.

We estimate the cost of the closure and realignment to be approximately $0.8 million, which includes cash expenditures of approximately $0.1 million for severance costs and $0.7 million for other costs related to the closure. We expect that the closure will be complete by the end of the first quarter of 2007. The related costs reflected in our financial statements for the fourth quarter of 2006 were $0.1 million and the remaining amounts will be reflected in the first quarter of 2007.

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

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2006:

	Payments Due by Period
		Less Than			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Current and long-term debt obligations (including interest)	189,661	12,456	24,444	23,735	129,026
Capital lease obligations (including interest)	1,318	509	809	—	—
Operating lease obligations	7,584	2,219	2,050	1,644	1,671
Purchase obligations	27,210	27,210	—	—	—

We will be required to make future cash contributions to our defined contribution savings plans. The estimate for these contributions is approximately $0.7 million during 2007. Estimates of cash contributions to be made after 2007 are difficult to determine due to the number of variable factors that impact the calculation of defined contribution savings plans. We will also be required to make interest payments on our revolving debt and other variable rate debt. The interest payments to be made on our revolving debt and other variable debt are based on variable interest rates, and the amounts of the borrowings under our credit facility depend upon our working capital requirements.

Purchase obligations primarily consist of purchase orders and other contractual arrangements for inventory and raw materials.

We anticipate being able to meet our obligations as they come due.

Off-Balance Sheet Assets and Obligations

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize sales of our products when the products are shipped to customers and title passes to the customer in accordance with the terms of sale. We record customer promotional allowances as a reduction of net sales when it is probable that the allowance will be granted and the amount of the allowance can be reasonably estimated. Our promotional allowances are primarily related to the volumes of purchases by various customer groups during specified time periods. Accordingly, to calculate our ultimate related promotional costs, we estimate during each period each customer’s potential for achieving the related purchase volumes based primarily on our sales history with each customer. Subsequent period changes in our estimates have not been material in the prior three years.

Allowance for Uncollectible Accounts

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

Plant and Equipment

Plant and equipment are carried at cost and are depreciated over their estimated useful lives, ranging from three to twenty years, using principally the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of all long-lived assets is evaluated periodically in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to determine if adjustment to the depreciation period or the carrying value is warranted. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carry amount of those assets to determine if write-down is appropriate. If we identify impairment, we will report a loss to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

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

Income Taxes

Through October 9, 2006, we conducted our business as an S corporation, with the exception of our wholly-owned C corporation subsidiary, for federal and state income tax purposes. Accordingly, our shareholders had been responsible for federal and substantially all state income tax liabilities arising out of our operations. For all periods prior to the C corporation conversion dividends had been paid to shareholders at amounts that approximated the shareholders’ current tax liability arising from their ownership in the company. One of our subsidiaries is a C corporation and, as such, is subject to federal and state income tax. As of October 10, 2006, the day before we consummated the 2006 Private Placement, we ceased to be an S corporation and became a C corporation and, as such, we became subject to federal and state income taxes. The unaudited pro forma statements of operations data included elsewhere in this report present our pro forma provision for income taxes and net income as if we had been a C corporation for all periods presented. For further information reference “Selected Consolidated Financial Data.”

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements. FIN No. 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN No. 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending March 15, 2004. Adoption of FIN No. 46 in 2004 did not have an impact on our financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and was adopted by us in the first quarter of 2006. Adoption of SFAS No. 151 did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for periods beginning after June 15, 2005. Adoption of SFAS No. 153 did not have an impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment. SFAS No. 123R supersedes APB No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. SFAS No. 123R is effective starting with the first interim period beginning after June 15, 2005. We apply SFAS No. 123R to the 1,650,000 shares of our common stock reserved for issuance under our stock incentive plan. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -Securities Authorized for Issuance under Equity Compensation Plans.”

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies guidance provided by SFAS No. 143, Accounting for Asset Retirement Obligations. FIN No. 47 is effective for companies with fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a significant impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN No. 48 also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN No. 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in the first quarter of 2007. We do not expect the adoption of FIN No. 48 to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by us in the first quarter of 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted SAB No. 108 effective December 31, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years after November 15, 2007. We do not believe that the adoption of the provisions of SFAS No. 159 will materially impact our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are exposure to changes in commodity prices, primarily copper prices, and interest rates on borrowings.

Commodity Risk.  We generally do not enter into arrangements to hedge price fluctuations for copper or other commodities used to manufacture our products, although we have done so from time to time, primarily in our consumer outlets segment. The terms of these hedging arrangements generally are less than one year. There were no hedging arrangements outstanding as of December 31, 2006.

Interest Rate Risk.  We have exposure to changes in interest rates on a portion of our debt obligations. The interest rate on our credit facility is based on either the lenders’ prime rate or LIBOR. As of December, 31 2006 we have no borrowings against our credit facility; however, if we choose to exercise this option, a one percentage point change in LIBOR would affect our annual interest expense.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the Notes thereto, and other information are included in this report beginning on page F-1.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(b) and 15d-15(e)), as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

This item is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors”, “Corporate Governance — Did Our Insiders Comply with Section 16(a) Beneficial Ownership Reporting in 2006?”, “Corporate Governance — How are Directors Nominated?” and “Corporate Governance — The Committees of the Board — The Audit Committee” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Code of Ethics

Prior to the listing of our common stock on NASDAQ, our board of directors adopted a code of ethics applicable to all of our directors, officers and employees. The Company has posted this code of ethics on its internet site (colemancable.com under “Investors”). The Company intends to disclose on its internet site any amendments to, or waivers from, its code of ethics that are required to be publicly disclosed pursuant to the rules of the SEC or NASDAQ.

ITEM 11.	Executive Compensation

This item is incorporated by reference to the to the sections entitled “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the section entitled “Information About Our Common Share Ownership” and “Proposal No. 2: Approval of an Amendment to the Company’s Long-Term Incentive Plan” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions

This item is incorporated by reference to the sections entitled “Corporate Governance — Director Independence”, “Corporate Governance — What is our Related party Transactions Approval Policy and What Procedures Do We Use To Implement It?” and “Corporate Governance — What Related Person Transactions Do We Have?” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.	Principal Accountant Fees and Services

This item is incorporated by reference to the section entitled “Proposal No. 3: Ratification of Appointment of Independent Auditors — Independent Auditor Fee Information” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing in Item 8, which is incorporated herein by reference.

(2) Financial Statement Schedules

None.

(3) Exhibits

See index to exhibits.

Coleman Cable, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

All Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Coleman Cable, Inc.

We have audited the accompanying consolidated balance sheets of Coleman Cable, Inc., and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coleman Cable, Inc. and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 19, 2007

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2005	2006
	(Thousands, except per share data)

NET SALES	$285,792	$346,181	$423,358
COST OF GOODS SOLD	240,260	292,755	341,642

GROSS PROFIT	45,532	53,426	81,716
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	26,475	25,654	31,760
RESTRUCTURING CHARGES	(190)	—	1,396

OPERATING INCOME	19,247	27,772	48,560
INTEREST EXPENSE, NET	11,252	15,606	15,933
LOSS ON EARLY EXTINGUISHMENT OF DEBT	13,923	—	—
OTHER (INCOME), LOSS, NET	(13)	(1,267)	497

INCOME (LOSS) BEFORE INCOME TAXES	(5,915)	13,433	32,130
INCOME TAX EXPENSE	3,092	2,298	2,771

NET INCOME (LOSS)	$(9,007)	$11,135	$29,359

EARNINGS PER COMMON SHARE DATA
NET INCOME (LOSS) PER SHARE
Basic	$(0.76)	$0.87	$2.15
Diluted	(0.76)	0.87	2.15
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,795	12,749	13,637
Diluted	11,795	12,749	13,637
PRO FORMA DATA
PRO FORMA NET INCOME (LOSS)
Income (loss) before income taxes	$(5,915)	$13,433	$32,130
Pro forma income tax expense (benefit) (unaudited)	(2,362)	5,351	12,400

Pro forma net income (loss) (unaudited)	$(3,553)	$8,082	$19,730

PRO FORMA NET INCOME (LOSS) PER SHARE (UNAUDITED)
Basic	$(0.30)	$0.63	$1.45
Diluted	(0.30)	0.63	1.45

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(Thousands, except per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58	$14,734
Accounts receivable, less allowance for uncollectible accounts of $1,876 and $2,092, respectively	58,840	62,318
Inventories, net	67,889	66,765
Deferred income taxes	206	2,136
Prepaid expenses and other current assets	2,890	2,739

Total current assets	129,883	148,692

PROPERTY, PLANT AND EQUIPMENT:
Land	579	579
Buildings and leasehold improvements	7,732	7,636
Machinery, fixtures and equipment	44,894	45,125

	53,205	53,340
Less accumulated depreciation and amortization	(28,889)	(31,762)
Construction in progress	948	244

Property, plant and equipment, net	25,264	21,822
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,651	60,638
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,590	4,593

TOTAL ASSETS	$221,388	$235,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$874	$936
Accounts payable	22,126	13,091
Accrued liabilities	16,776	19,582

Total current liabilities	39,776	33,609
LONG-TERM DEBT	168,426	121,571
DEFERRED INCOME TAXES	115	2,724
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 31,260 and 75,000 shares authorized, respectively; and 12,749 and 16,786 shares issued and outstanding, respectively	13	17
Additional paid-in capital	25,546	80,421
Accumulated deficit	(12,488)	(2,597)

Total shareholders’ equity	13,071	77,841

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$221,388	$235,745

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2005	2006
	(Thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,007)	$11,135	$29,359
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	6,102	5,792	6,382
Noncash interest expense	1,104	—	—
Stock-based compensation	1,648	—	1,412
Loss on early extinguishment of debt	13,923	—	—
Noncash interest income	(245)	(110)	—
Deferred tax provision	(18)	(581)	679
(Gain) loss on the sales of fixed assets	(13)	(7)	502
Gain on sale of investment — net	—	(1,267)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(11,309)	(10,227)	(3,478)
Inventories	(13,981)	(17,755)	1,124
Prepaid expenses and other assets	(560)	(1,417)	142
Accounts payable	(2,407)	1,985	(8,869)
Accrued liabilities	4,696	2,112	2,806

Net cash flow from operating activities	(10,067)	(10,340)	30,048

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,714)	(6,171)	(2,702)
Proceeds from the sale of fixed assets	13	—	42
Proceeds from sale of investment	—	4,382	82

Net cash flow from investing activities	(4,701)	(1,789)	(2,578)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving loan facilities	47,810	16,180	(46,000)
Early retirement of debt	(124,601)	(3,822)	—
Proceeds of issuance of common stock, net	—	—	114,851
Issuance of senior notes, net	113,392	—	—
Repayment of long-term debt	(3,686)	(941)	(793)
Borrowings of long-term debt	644	—	—
Repurchase of common stock	—	—	(61,384)
Repurchase of warrants	(3,000)	—	—
Dividends paid to shareholders	(14,806)	(264)	(19,468)

Net cash flow from financing activities	15,753	11,153	(12,794)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	985	(976)	14,676
CASH AND CASH EQUIVALENTS — Beginning of year	49	1,034	58

CASH AND CASH EQUIVALENTS — End of year	$1,034	$58	$14,734

NONCASH ACTIVITY
Reduction of carrying value of Oswego fixed assets and capital lease obligation	$—	$1,878	$—
Capital lease obligation	—	34	—
Unpaid capital expenditures	—	166	—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$2,568	$2,792	$1,259
Cash interest paid	6,499	14,813	15,187

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Retained
	Common		Additional	Earnings
	Stock	Common	Paid-in	(Accumulated
	Outstanding	Stock	Capital	Deficit)	Total
	(Thousands)

BALANCE — January 1, 2003	11,468	$12	$26,899	$454	$27,365
Repurchase of warrants	—	—	(3,000)	—	(3,000)
Stock-based compensation	1,281	1	1,647	—	1,648
Net loss	—	—	—	(9,007)	(9,007)
Dividends	—	—	—	(14,806)	(14,806)

BALANCE — December 31, 2004	12,749	13	25,546	(23,359)	2,200
Net income	—	—	—	11,135	11,135
Dividends	—	—	—	(264)	(264)

BALANCE — December 31, 2005	12,749	13	25,546	(12,488)	13,071
Repurchase of common stock	(4,400)	(4)	(61,380)	—	(61,384)
Common stock issuance, net of issuance costs	8,400	8	114,843	—	114,851
Stock-based compensation	37	—	1,412	—	1,412
Net income	—	—	—	29,359	29,359
Dividends	—	—	—	(19,468)	(19,468)

BALANCE — December 31, 2006	16,786	$17	$80,421	$(2,597)	$77,841

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Principles of Consolidation and Basis of Presentation

The Company manufactures and markets electrical and electronic wire and cable products for consumer, commercial and industrial applications. The financial statements include the accounts of Coleman Cable, Inc. and its wholly-owned subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The financial statements and footnotes reflect retroactive presentation for the 312.6079 for 1 stock split that occurred on October 10, 2006. On October 10, 2006, the Company terminated its S corporation status, and is treated for federal and state income tax purposes as a C corporation under Subchapter C of the Internal Revenue Code (the “Code”), and, as a result, is subject to state and federal income taxes, in addition to its wholly owned subsidiary CCI Enterprises, Inc. (the “Subsidiary”) which continues to be a C corporation (See Note 7).

Unaudited Pro Forma Data

The Company terminated its S corporation status and became a C corporation effective October 10, 2006. The unaudited pro forma data included in the consolidated statements of operations gives retroactive presentation as if the Company had been a C corporation for 2004, 2005 and 2006. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Company had been a C corporation for 2004, 2005 and 2006, or that may result in the future.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are required for several matters, including inventory valuation, determining the allowance for uncollectible accounts and accruals for sales incentives, depreciation, amortization and recoverability of long-lived assets as well as establishing restructuring, self-insurance, legal, environmental and tax accruals. Actual results could differ from those estimates. Summarized below is the activity for the allowance for uncollectible accounts:

	2004	2005	2006

Balance — January 1	$1,373	$1,655	$1,876
Provisions	653	369	294
Write-offs and credit allowances, net of recovery	(371)	(148)	(78)

Balance — December 31	$1,655	$1,876	$2,092

Revenue Recognition

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

Cash and Cash Equivalents

The Company considers short-term investments with an original maturity of three months or less to be cash equivalents. Outstanding checks in excess of funds on deposit included were $1,425 and $146 at December 31, 2005 and 2006, respectively.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories include material, labor and overhead costs and are recorded at the lower of cost or market on the first-in, first-out (“FIFO”) basis. The Company estimates losses for excess and obsolete inventory at its net realizable value based on the aging of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are depreciated over their estimated useful lives, ranging from 3 to 20 years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The estimated useful lives of buildings range from 5 to 20 years; leasehold improvements have a useful life equal to the shorter of the useful life of the asset or the lease term; and estimated useful lives of machinery, fixtures and equipment range from 3 to 8 years.

The carrying value of all long-lived assets is evaluated periodically in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to determine if adjustment to the depreciation period or the carrying value is warranted. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, the Company uses projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets to determine whether write-down is appropriate. If the Company identifies impairment, it will report a loss to the extent that the carrying values of the impaired assets exceed their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

Software Development

Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on the accounting for the cost of computer software developed or obtained for internal use. In accordance with SOP No. 98-1, the Company expenses costs associated with software developed for use in the Company’s operations during the preliminary project and the post-implementation/operational stages and capitalizes the costs incurred in the application development stage. These costs consist primarily of outside consulting services and internal development costs and are amortized on a straight-line basis over the estimated useful life of the software, which is three years. As of December 31, 2005 and December 31, 2006, the amounts capitalized were approximately $1,550 and $2,583, respectively, which are included in machinery, fixtures and equipment in the consolidated balance sheets. Accumulated amortization was approximately $993 and $1,580 as of December 31, 2005 and 2006, respectively.

Goodwill, Intellectual Property and Long-Lived Assets

SFAS No. 142, Goodwill and Other Intangible Assets, addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill is not amortized, but requires testing for potential impairment on an annual basis or whenever events or changes in circumstances indicate that its value may be impaired. In accordance with SFAS No. 144, the carrying value of all long-lived assets with definite lives, primarily property, plant and equipment, as described above is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. Intangible assets are amortized over their estimated useful lives.

Income Taxes

Through October 9, 2006, the Company conducted its business as an S corporation, with the exception of the Company’s wholly owned C corporation subsidiary, CCI Enterprises, under Subchapter S of the Code (and

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comparable state laws). Accordingly, the Company’s shareholders had been responsible for federal and substantially all state income tax liabilities arising out of its operations. For all periods prior to the C corporation conversion, the Company had provided its shareholders with funds for the payment of these income taxes. On October 10, 2006, the Company terminated its S corporation status, and is treated for federal and state income tax purposes as a C corporation under Subchapter C of the Code, and, as a result, is subject to state and federal income taxes.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

Financial Instruments and Hedging

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

Concentrations of credit risk arising from trade accounts receivable are due to selling to a number of customers in a particular industry. The Company performs ongoing credit evaluations of its customers’ financial condition and obtains collateral or other security when appropriate. No customer accounted for more than 10% of accounts receivable as of December 31, 2005 and December 31, 2006.

Cash and cash equivalents are placed with a financial institution that the Company believes has an adequate credit standing. From time-to-time the Company enters into commodity contracts to hedge against future cost increases. The terms of the contracts are of less than one year. There were contracts with a value of $292 at December 31, 2005, which were included in cost of goods in the accompanying consolidated financial statements. There were no outstanding contracts at December 31, 2006.

Stock-based Compensation

The Company recognizes compensation expense over the vesting period for all share-based payments, including stock options based on the fair value of the instrument at grant date in accordance with the SFAS No. 123(R) Share-based Payment. The Company’s stock-based compensation arrangements are detailed in Note 10.

Earnings (Loss) per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period presented. Diluted earnings per common share are based on the weighted average number of common shares outstanding and the dilutive effect of the potential exercise of outstanding stock options.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and was required to be adopted by the Company in the first quarter of 2006. Adoption of SFAS No. 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for periods beginning after June 15, 2005. Adoption of SFAS No. 153 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued the revised SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) supercedes APB No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. The Company accounts for the 1,650 shares of common stock reserved for issuance under its stock incentive plan (see Note 10) in accordance with SFAS No. 123(R).

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies guidance provided by SFAS No. 143, Accounting for Asset Retirement Obligations. The adoption of FIN No. 47 did not have an impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation FIN No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN No. 48 also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN No. 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of FIN No. 48 to have a material impact on the Company’s financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company in the first quarter of 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB No. 108 effective December 31, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years after November 15, 2007. The Company does not believe that the adoption of the provisions of SFAS No. 159 will materially impact our consolidated financial statements.

2.	RESTRUCTURING CHARGES

In 2003, the Company’s management approved the adoption of a restructuring plan to move the cord operations from its Waukegan, Illinois facility to Miami Lakes, Florida. In 2004, the Company reversed $190 of accruals recorded in 2003 to income as such accruals were deemed no longer necessary.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 14, 2006, the Company announced the closing of its leased manufacturing and distribution facility located in Miami Lakes, Florida based on an evaluation of this facility in the long term operation of its business. The Company determined that the efficient utilization of its manufacturing assets would be enhanced by partial relocation of production to the Company’s plant in Waukegan, Illinois and supplemented by additional international sourcing.

As of December 31, 2006, the Company has spent $1,277 to close its Miami Lakes facility. The charges consist of $77 of employee severance costs, $662 of lease termination costs, $217 of equipment relocation costs and $321 for other closing costs. The Company completed the closure of the facility and does not anticipate any additional costs.

On November 14, 2006, the Company approved a plan to close its manufacturing facility and sell the building and property located in Siler City, North Carolina. The Company determined that the efficient utilization of its manufacturing assets would be enhanced by partial relocation of production to the Company’s plants in Hayesville, North Carolina and Waukegan, Illinois supplemented by additional international sourcing. As of December 31, 2006 the Company has charged to expense $119 to close the Siler City, facility, which includes approximately $70 for severance costs, $45 for equipment relocation costs, and $4 for other costs related to the closure. The Company estimates spending an additional $658 in the first quarter 2007 to complete the plant closure consisting of $30 of employee severance costs, $281 of equipment relocation costs and $347 for other closing costs.

The following table summarizes the restructuring activity from December 31, 2003 through December 31, 2006:

	Employee	Lease	Equipment	Other
	Severance	Termination	Relocation	Closing
	Costs	Costs	Costs	Costs	Total

BALANCE — December 31, 2003	$310	$90	$—	$—	$400
Provision (income)	(190)	—	—	—	(190)
Uses	(120)	(90)	—	—	(210)

BALANCE — December 31, 2004 and 2005	—	—	—	—	—
Provision	147	662	262	325	1,396
Uses	(77)	(662)	(262)	(325)	(1,326)

BALANCE — December 31, 2006	$70	$—	$—	$—	$70

3.	INVENTORIES

Inventories consisted of the following:

	December 31,
	2004	2005	2006

Raw materials	$13,158	$16,295	$11,975
Work in progress	3,468	3,537	3,293
Finished products	33,508	48,057	51,497

Total	$50,134	$67,889	$66,765

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2005	2006

Salaries, wages and employee benefits	$4,814	$5,117
Sales incentives	6,093	7,359
Income taxes	24	568
Interest	3,121	3,023
Other	2,724	3,515

Total	$16,776	$19,582

5.	GOODWILL AND INTELLECTUAL PROPERTY

Intellectual property included in the accompanying consolidated balance sheets represents trademarks acquired in 2003 with an original cost of $50 and accumulated amortization of $27 and $40 as of December 31, 2005 and 2006. Related amortization expense was $12, $12, and $13 for 2004, 2005 and 2006, respectively. Intellectual property has been allocated to the Corporate segment.

As described in Note 13, the Company has eleven operating segments which are aggregated into the Company’s three reportable business segments. Goodwill was allocated as of January 1, 2002 as follows:

Electrical/Wire and Cable Distributors	$25,023
Specialty Distributors and OEM’s	31,696
Consumer Outlets	3,909

$60,628

The amount of goodwill allocated to each operating segment has not changed since 2002. The Company’s review for potential goodwill impairment required by the provisions of SFAS No. 142 is performed at the operating segment level of the Company. The Company performs an annual review for potential goodwill impairment testing in the fourth quarter of each year. The Company’s review indicated that the fair value of each of the eleven operating segments, based primarily on discounted cash flow projections, exceeded the carrying value of each segment’s allocated share of net assets, and accordingly, there was no goodwill impairment indicated in any year.

The Company will continue to monitor financial performance indicators across the various operating segments, particularly in the Recreation/Transportation, Retail and Automotive operating segments, which had combined goodwill balances of $4,326 at December 31, 2006.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	DEBT

	December 31,
	2005	2006

Revolving credit facility	$46,000	$—
Senior notes	120,000	120,000
Capital lease obligations (refer to Note 9)	1,489	1,129
Other long-term debt, annual interest rates up to 6.5%, payable through 2019	1,811	1,378

	169,300	122,507
Less current portion	(874)	(936)

Total long-term debt	$168,426	$121,571

Annual maturities of long-term debt for each of the next five years and thereafter in the aggregate are as follows:

2007	$936
2008	1,050
2009	391
2010	10
Subsequent to 2011	120,120

Total debt maturities	$122,507

On September 28, 2004, the Company completed a comprehensive refinancing of its bank debt. The refinancing included the following: (i) the private placement of 8-year senior unsecured notes (the “Notes”) and (ii) a new senior secured revolving credit facility (the “Revolving Credit Facility”), which became effective on that date. The Company received net proceeds of $113,392 from the Notes and borrowed $27,810 under the Revolving Credit Facility. The Company used the net proceeds from this refinancing transaction to repay the outstanding indebtedness of $77,739 plus accrued interest and other fees of $270 under the then- existing senior secured revolving credit facility and term loans. The Company also paid $36,862 plus accrued interest and other fees of $974 to redeem in full the 15% subordinated notes due 2008, a make-whole premium to the previous lenders of $10,000 and repurchased for $3,000 the outstanding warrants originally issued in connection with the subordinated notes. In connection with the refinancing, the Company also made a non-tax related distribution to shareholders of $14,110 and paid to certain members of senior management a special cash bonus and a stock bonus of $1,390 and $1,648, respectively. The Notes were issued in the amount of $120,000, bear interest at a fixed rate of 9.875% and mature in 2012. In connection with the refinancing, the Company incurred fees and expenses totaling $6,608, which are included in “debt issuance costs, net and other assets” in the accompanying consolidated balance sheets. The applicable fees and expenses are amortized over the respective lives of the Revolving Credit Facility and the Notes on a straight-line basis over 5 and 8 years, respectively. Amortization was $935 and $935 for periods ended December 31, 2005 and 2006, respectively. Accumulated amortization was $1,169 and $2,104 as of December 31, 2005 and 2006, respectively. In connection with this refinancing, the Company recorded a loss on early extinguishment of debt of $13,923. This loss consisted of the aforementioned make-whole premium and the write-off of the unamortized balance of $2,235 of previously deferred debt issuance costs.

The indenture governing the Company’s 9.875% unsecured notes due in 2012 (“the Notes”) contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of its assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of December 31, 2006, the Company was in compliance with all of the covenants contained in the indenture.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s senior secured revolving credit facility (the “Revolving Credit Facility”) will mature on September 28, 2009 and is an asset-based lending agreement whereby the Company can receive advances based on the lesser of $75,000 or the sum of 85% of eligible accounts receivable and 55% of inventories. The Revolving Credit Facility contains a $5,000 limit for letters of credit with outstanding letters of credit reducing the total amount available for borrowing under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the Company’s assets, including accounts receivable, inventory and any other tangible and intangible assets. Interest is payable at the bank’s prime rate plus a range of 0.25% to 1.25%, or at the option of the Company, LIBOR plus 1.75% to 2.75%. The Company classifies the portion of the Revolving Credit Facility that is expected to be paid within the next year as a current liability. The Revolving Credit Facility accrued interest at an average rate of 5.7% and 7.0% and the Company’s average borrowed amount was $38,596 and $34,825 in the years ended December 31, 2005, and December 31, 2006, respectively. All borrowings outstanding under the credit facility were repaid on October 11, 2006 in connection with the private placement. As of December 31, 2006, the Company had $74,313 of additional borrowing capacity.

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

The Company’s indenture governing the Notes and Revolving Credit Facility contain covenants that limit the Company’s ability to pay dividends. Under these covenants the Company could not declare excess cash flow dividends for the year ended December 31, 2006. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.

On August 14, 2006 the Company entered into an amendment to the Revolving Credit Facility which (i) modified the change of control provision to narrow the circumstances that would amount to a default, (ii) allowed the Company to alter its certificate of incorporation to increase the authorized share capital of the company to effect an equity issuance, and (iii) added a provision that allowed the Company to issue up to 9,980 shares of its common stock on or before December 1, 2006 for proceeds that would be used to repurchase up to 5,980 shares of common stock of the Company and pay down the lesser of $75,000 or the outstanding principal of the Revolving Credit Facility on the date of the equity issuance.

The Company was in compliance at December 31, 2006 with all covenants in the Revolving Credit Facility.

The Notes and the Revolving Credit Facility both have restrictions on dividend distributions to shareholders, including but not limited to, a percentage of net income (less distributions for tax purposes). The distributions for tax purposes are computed at the shareholder applicable tax rate. Distributions for tax purposes are not restricted so long as the Company qualifies as an S corporation; on October 10, 2006 the Company terminated its S corporation status. The Company paid $14,818 of tax distributions in the twelve months ended December 31, 2006 of which $1,940 were paid in the fourth quarter. The Company paid $4,650 of discretionary dividends to shareholders in the twelve months ended December 31, 2006.

In connection with the purchase of the Oswego Wire Incorporated facility (“Oswego”) and certain related equipment Oswego acquired the rights and assumed the capital lease obligation of Copperweld Corporation (“Copperweld”) under a certain Amended and Restated Sale Agreement (“Sale Agreement”) between Copperweld and the County of Oswego Industrial Development Agency (“IDA”). Terms of the Sale Agreement specified payment of $5,700 on July 1, 2012 with interest to be paid quarterly through that date on the outstanding balance at a rate of 55% of prime. In order to secure payment of the loan, in 1987, the Company purchased and placed in a dedicated fund $675 of 8.7% zero coupon bonds issued by the Municipal Authority of Westmoreland County, Pennsylvania, redeemable in the amount of $5,700 on July 1, 2012. Upon maturity, the proceeds of the investment in the zero coupon bonds were to be used to fulfill the obligation under the Sale Agreement. The bonds were expected

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be held to maturity, and were carried at their original cost of $675 plus accumulated interest of $2,330 at December 31, 2004.

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

The Company has notes issued to the IDA for the financing of certain machinery and capital improvements. The notes include $3,300 for a machinery loan requiring 108 monthly payments of $40, which bears interest at 5.97% per annum. The outstanding balance of the loan at December 31, 2005 and 2006 was $1,262 and $930, respectively. A capital improvement loan on the building was also obtained for $200, requiring 240 monthly payments and bearing interest at 6.25% per annum. The balance of the loan at December 31, 2005 and December 31, 2006 was $163 and $155, respectively.

Interest expense was $11,503, $15,722 and $15,995 net of interest income of $251, $116 and $62 for 2004, 2005 and 2006, respectively.

7.	INCOME TAXES

Through October 9, 2006 the Company conducted business as an S corporation under Subchapter S of the Code (and comparable state laws). Accordingly, the Company’s shareholders have been responsible for federal and substantially all state income tax liabilities arising out of its operations. For all periods prior to the C corporation conversion, the Company has provided its shareholders with funds for the payment of these income taxes. On October 10, 2006, the Company terminated its S corporation status, and is treated for federal and state income tax purposes as a C corporation under Subchapter C of the Code and, as a result, is subject to state and federal income taxes.

As a result of the termination of the Company’s S corporation status, the Company recorded an income tax provision of $346 to recognize the estimated amount of previously unrecognized net deferred income tax liability.

The Company declared dividends to its former S corporation shareholders in amounts expected to be sufficient to cover estimated taxes associated with its 2006 S corporation taxable earnings. The Company paid dividends to its shareholders in this regard of $1,800 on October 10, 2006.

The income tax expense consists of the following:

	2004	2005	2006

Current	$3,074	$2,879	$2,092
Deferred	18	(581)	679

Income tax expense	$3,092	$2,298	$2,771

The Company’s deferred taxes result primarily from the tax effect of differences between the financial and tax basis of assets and liabilities based on enacted tax laws. Valuation allowances, if necessary, are provided against deferred tax assets that are not likely to be realized. No such valuation allowances have been recorded as of December 31, 2005 and 2006.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to November 30, 2005, the Company also recognized deferred taxes as a result of the factoring of intercompany receivables, which was discontinued as of that date. The Subsidiary sold all remaining factored accounts receivable back to the Company.

Significant components of the Subsidiary’s deferred tax (assets) and liabilities as of December 31, 2005 and 2006 are as follows:

	2005	2006

Deferred tax assets:
Reserves not deducted for tax:
Allowance for uncollectible accounts	$—	$(492)
Legal reserves	—	(151)
Employee benefits	(151)	(426)
Other	(95)	(230)
Inventories	—	(1,299)
Stock based compensation	—	(350)
Deferred tax liabilities:
Depreciation & amortization	115	3,074
Other	40	462

Net deferred tax liability (asset)	$(91)	$588

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2004, 2005 and 2006. A reconciliation of the statutory federal income tax amount to the income tax expense recorded on the Company’s income statement is as follows:

	2004	2005	2006

Income taxes (benefit) at U.S. Federal statutory rate	$(2,011)	$4,702	$10,924
Increase (decrease) in income taxes resulting from:
Non-taxable S corporation (income) losses	4,917	(2,649)	(9,348)
State taxes (net of federal tax benefit)	168	81	652
S to C corporation conversion	—	—	346
Other	18	164	197

Income taxes	$3,092	$2,298	$2,771

The Internal Revenue Service is currently reviewing the Company’s 2002, 2003, and 2004 federal income tax returns. Management believes that the ultimate outcome of this examination will not result in a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to “Tax Matters Agreement” in Note 8 for additional information.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain of its buildings, machinery and equipment under operating lease agreements that expire at various dates over the next ten years. Rent expense for such leases was $2,919, $3,104, and $3,225 for

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, 2005 and 2006, respectively. Minimum future rental payments under noncancellable operating leases, with initial lease terms in excess of one year, for each of the next five years and thereafter in the aggregate are as follows:

2007	$2,219
2008	1,108
2009	942
2010	872
2011	772
Subsequent to 2011	1,671

Total minimum rental payments	$7,584

Capital Leases

The Company leases various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The assets are amortized/depreciated over the shorter of their related lease terms or their estimated productive lives.

Minimum future lease payments under capital leases as of December 31, 2006 are as follows:

2007	$509
2008	509
2009	300
Subsequent to 2009	—

Total minimum lease payments	1,318
Less amounts representing interest	189

Present value of net minimum lease payments	1,129
Less current portion	397

Long-term obligations under capital leases	$732

Obligations under capital leases are included within debt in the accompanying consolidated balance sheets (see Note 6). The gross amount of assets recorded under capital leases as of December 31, 2005 and 2006 was $1.8 and $1.3, respectively.

Employee Benefits

The Company provides defined contribution savings plans for management and other employees. The plans provide for fixed matching contributions based on the terms of such plans to the accounts of plan participants. Additionally, the Company, with the approval of its Board of Directors, may make discretionary contributions. The Company expensed $386, $440, and $723 related to these savings plans during 2004, 2005 and 2006, respectively.

Legal Matters

The Company was party to two environmental claims, one of which was settled in 2006. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located a half mile east of Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980’s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwaters at the site with hazardous substances. In 1984, the U.S. Environmental Protection Agency listed this site on the National Priorities List. Riblet Products Corporation, with which the Company merged in 2000, was identified through documents as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Protection Agency identifying it as a party potentially liable under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for cleanup of the site.

In 2004, the Company along with other “potentially responsible parties” (“PRPs”) entered into a Consent Decree with the Environmental Protection Agency requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. The Company has entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, the Company is responsible for 9.19% share of the costs for the RD/RA. The Company recorded an accrual in 2004 for $380 for this liability, and the estimated remediation cost and the Company’s share remained unchanged as of December 31, 2006.

On March 16, 2005, the Company received notice from a PRP Group that the Company had potential liability at the HIMCO Dump Site in Elkhart, Indiana as a result of the activities of Riblet Products Corporation, and the Company could resolve those potential liabilities by a commitment to pay a cashout settlement and an administrative assessment to cover past and future group expenses on a per capita basis. The Company recorded an accrual in 2004 of $71 for this liability. On September 20, 2006, the Company settled the pending lawsuit with HIMCO for $86, which resulted in an additional charge of $15 in 2006.

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

Self-Insurance

The Company is self-insured for health costs for covered individuals in three of its facilities and believes that it maintains adequate accruals to cover the retained liability. The accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. The Company’s self-insurance expenses were $750, $962, and $1,033 in 2004, 2005 and 2006, respectively.

Tax Matters Agreement

In connection with the closing of the 2006 Private Placement, the Company entered into a Tax Matters Agreement with its existing shareholders that provides for, among other things, the indemnification of these shareholders for any increase in their tax liability, including interest and penalties, and reimbursement of their expenses (including attorneys’ fees) related to the period prior to the Company’s conversion to a C corporation, including as a result of the ongoing IRS examination. The Company has appealed the IRS findings. If the Company’s appeal of the IRS findings is unsuccessful the Company’s obligation will be to indemnify the shareholders pursuant to the Tax Matters Agreement. The Company recorded an accrual in 2006 of $508 which is included in other loss in the accompanying consolidated statement of operations for the estimated costs regarding this matter.

9.	SHAREHOLDERS’ EQUITY

On October 11, 2006, the Company consummated a private placement of 8,400 shares of its common stock at a price of $15.00 per share (the “2006 Private Placement”). Pursuant to the 2006 Private Placement, the Company received net proceeds of approximately $114,851 (after the purchaser’s discount and placement fees). The Company used approximately $61,384 of the net proceeds to purchase and retire 4,400 shares from its existing shareholders. Of the remaining net proceeds of approximately $53,467 the Company used (i) approximately $52,750 to repay substantially all of the indebtedness then outstanding under its credit facility and (ii) the remaining $717 for working capital and general corporate purposes. As a result of the Company’s sale of 8,400 shares, and its repurchase of 4,400 shares, the 2006 Private Placement increased the number of the Company’s outstanding shares by 4,000.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	EARNINGS PER SHARE

There was no diluted effect on the weighted average common shares outstanding for the stock options outstanding.

11.	STOCK-BASED COMPENSATION

On October 9, 2006, the Company put into place a stock incentive plan that provides for the granting of options to purchase 1,650 shares of its common stock. On October 10 and 11, 2006, options to purchase 420 and 405 shares respectively, were granted to employees. One third of the 825 options granted will vest at the end of each of the first three anniversaries of the date of grant. The options will expire ten years after the date of grant and will be exercisable at $15.00 per share.

The Company estimated the fair value of the stock options granted using the Black Scholes option-pricing model, with the following assumptions being utilized:

Dividend yield	0%
Expected volatility	45%
Risk-free interest rate	4.74%
Expected life of options	7 years

The Company does not expect to pay dividends in the foreseeable future and therefore used a 0% dividend yield. Given the Company’s limited history, the expected volatility and expected life factors were determined based on average volatilities and lives calculated in relation to similar companies.

Based on these assumptions, the option value per common share is $8.09 and the total fair value of the options granted is $6,674 at grant date. The risk-free interest rate was based on zero coupon U.S. Government issues at the time of grant.

The Company accounts for stock-based compensation using the fair value method in accordance with SFAS No. 123(R), Share-Based Payment. The Company recorded $881 in total compensation expense and a $350 deferred tax asset relative to stock-based compensation arrangements during fiscal 2006. Assuming a forfeiture rate of 2%, the Company estimates that its total expense relating to stock options granted will be $6,416. The Company expects to expense $3,459 in fiscal 2007, $1,534 in fiscal 2008, and $542 in fiscal 2009. No options were exercised or forfeited in fiscal 2006.

Changes in stock options are as follows:

			Weight
			Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value

Outstanding January 1, 2006	—	—
Granted	825	$15.00
Exercised	—	—
Forfeited or expired	—	—

Outstanding December 31, 2006	825	$15.00	1.78	—
Vested or expected to vest	809	15.00	1.78	—
Exercisable	—	—

Fair value of options granted during the year		$8.09

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	RELATED PARTY TRANSACTIONS

In July 2004, the Company entered into an operating lease for the corporate office located in Waukegan, Illinois (the ”Corporate Office”) with a third-party lessor. The lease was negotiated at the then-prevailing market terms. In 2005, substantially all of the shareholders of the Company contributed cash equity to form HQ2 Properties, LLC (”HQ2”), which then purchased the Corporate Office in August 2005. HQ2 assumed the existing lease on the same terms from the previous lessor, with the exception of the lease term, which was extended from 2014 to 2015. Rent paid to HQ2 for the twelve months ended December 31, 2005 and 2006 was $148 and $359, respectively.

Two of the Company’s shareholders have consulting arrangements with the Company whereby, in addition to their service as directors of the Company, they provide advice and counsel on business planning and strategy, including advice on potential acquisitions. Pursuant to this arrangement, and for their service as directors, the Company paid each eligible individual fees of $100, $250 and $213 for the years ended December 31, 2004, 2005 and 2006, respectively. As of October 2006, in addition to these services, each will receive annually $75 as annual compensation for their services as co-chairmen of the Board of Directors. For the year ended December 31, 2006, $38 was expensed for their services as co-chairmen.

On September 4, 2006, the Company approved a payment to one of its directors of $750 in cash and 37 shares of the Company’s stock valued at $531 for additional services rendered to the Company in connection with the exploration and development of strategic alternatives and certain other matters. The Company expensed $1,281 as professional fees related to these services in fiscal 2006.

13.	INVENTORY THEFT

During the quarter ended September 30, 2005, the Company experienced a theft of inventory as a result of break-ins at the manufacturing facility located in Miami Lakes, Florida. The Company believes it will recover the amount of the loss, net of deductibles, under its insurance policy. As a result of the loss, the cost of inventory was reduced by $1,280 and an insurance receivable was recorded and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 31, 2005 and 2006.

14.	BUSINESS SEGMENT INFORMATION

The Company has three reportable business segments: Electrical/Wire and Cable Distributors, Specialty Distributors and OEMs, and Consumer Outlets. These reportable segment classifications are based on an aggregation of customer groupings and distribution channels because this is the way the Company’s chief operating decision maker, the chief executive officer, evaluates the Company’s results of each operating segment.

The Company has aggregated its operating segments into three reportable business segments in accordance with the criteria defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company’s operating segments have common production processes and manufacturing capacity. Accordingly, the Company does not identify all of its net assets to its operating segments. Depreciation expense is not allocated to the Company’s segments but is included in its manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through the Company’s numerous manufacturing work centers. Accordingly, as products are sold across multiple segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each operating segment.

Revenues by business segment represent sales to unaffiliated customers and no one customer or group of customers under common control accounted for more that 6.0% of consolidated net sales. Export sales are not material. The Company no longer records intercompany activity.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

End Markets	Principal Products	Applications	Customers

Electrical/Wire and Cable Distributors
Electrical Distribution	Industrial power, electronic and communication cables, low voltage wire and assembled products	Construction and industrial MRO applications	Buying groups, national chains and independent distributors
Wire and Cable Distribution	Industrial power, electronic and communication cables and low voltage wire	Construction and industrial MRO applications	Independent distributors

Specialty Distributors and OEMs
OEM/Government	Custom cables	Various marine, lighting, mobile equipment, entertainment and military applications	OEMs and governmental agencies/ subcontractors
HVAC/R	Thermostat cable and assembled products	Services the electric controls for HVAC/R	Independent distributors and consignment manufacturers
Irrigation	Irrigation, sprinkler and polyethylene golf course cables	Commercial and residential sprinkler systems, low voltage lighting applications and well pumps	Turf and landscape, golf course and submersible pump distributors
Industrial/Contractor	Extension cords, ground fault circuit interrupters, industrial cord reels, custom cords, trouble lights, portable halogen lights and electrical/electronic cables	Various commercial construction and industrial applications	Specialty, tool and fastener distributors; MRO/industrial catalog houses and retail/ general construction supply houses
Security/Home Automation	Electronic and communication wire and cables	Security, home automation, audio, data communication and fire safety	Security, audio-video, residential and commercial distributors
Recreation/Transportation	Machine tool wire, portable cords and adapters, and coaxial, speaker alarm and other cable	RV wiring products	Manufactured housing OEMs and RV aftermarket suppliers

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

End Markets	Principal Products	Applications	Customers

Copper Fabrication	Specialty copper products	Appliances, fire alarms, security systems, electronics, automotive, telecommunications, military, industrial, high temperature and geophysical	Other channels within the Company and other small specialized wire and cable manufacturers

Consumer Outlets
Retail	Extension cords, trouble lights, surge and strip and electrical/electronic cable products	Wide variety of consumer applications	National and regional mass merchandisers, home centers, hardware distributors, warehouse clubs and other consumer retailers
Automotive	Battery booster cables, battery cables and accessories	Broad spectrum of automotive applications	National and regional retailers

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

Financial data for the Company’s business segments are as follows:

	2004	2005	2006

Net sales:
Electrical/Wire & Cable Distributors	$95,810	$114,561	$147,411
Specialty Distributors & OEMs	133,457	171,926	219,957
Consumer Outlets	56,525	59,694	55,990

Consolidated net sales	$285,792	$346,181	$423,358

Operating income:
Electrical/Wire & Cable Distributors	$9,010	$13,643	$23,830
Specialty Distributors & OEMs	13,112	14,693	28,096
Consumer Outlets	3,399	3,465	3,421

	25,521	31,801	55,347
Corporate	(6,274)	(4,029)	(6,787)

Consolidated operating income	$19,247	$27,772	$48,560

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales of the Company’s principal products by targeted end market are as follows:

End Markets	2004	2005	2006

Electrical/Wire and Cable Distributors:
Electrical Distribution	$79,897	$92,582	$112,330
Wire and Cable Distribution	15,913	21,979	35,081
Specialty Distributors and OEMs:
OEM/Government	22,369	29,798	35,725
HVAC/R	23,787	28,212	32,286
Irrigation	24,061	24,901	41,091
Industrial/Contractor	19,812	24,258	30,392
Security/Home Automation	21,040	35,568	47,182
Recreation/Transportation	12,907	18,070	17,311
Copper Fabrication	9,481	11,119	15,970
Consumer Outlets:
Retail	39,474	42,364	39,559
Automotive	17,051	17,330	16,431

Consolidated net sales	$285,792	$346,181	$423,358

The Company has restated its segment reporting of Copper Fabrication sales for all periods to reflect sales to third parties only as that is how the chief operating decision maker evaluates the results of this operating segment.

15.	SUPPLEMENTAL GUARANTOR INFORMATION

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net sales	$269,073	$31,809	$(15,090)	$285,792
Cost of goods sold	231,941	8,319	—	240,260

Gross profit	37,132	23,490	(15,090)	45,532
Selling, engineering, general and administrative expenses	27,324	14,241	(15,090)	26,475
Restructuring charges	(190)	—	—	(190)

Operating income	9,998	9,249	—	19,247
Interest expense, net	10,898	354	—	11,252
Loss on early extinguishment of debt	13,923	—	—	13,923
Other income	(13)	—	—	(13)

Income (loss) before income taxes	(14,810)	8,895	—	(5,915)
Income tax expense	168	2,924	—	3,092
Income from guarantor subsidiaries	5,971	—	(5,971)	—

Net income (loss)	$(9,007)	$5,971	$(5,971)	$(9,007)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net sales	$328,421	$29,747	$(11,987)	$346,181
Cost of goods sold	283,184	9,571	—	292,755

Gross profit	45,237	20,176	(11,987)	53,426
Selling, engineering, general and administrative expenses	24,458	13,183	(11,987)	25,654

Operating income	20,779	6,993	—	27,772
Interest expense, net	15,089	517	—	15,606
Other income	—	(1,267)	—	(1,267)

Income before income taxes	5,690	7,743	—	13,433
Income tax expense	57	2,241	—	2,298
Income from guarantor subsidiaries	5,502	—	(5,502)	—

Net income	$11,135	$5,502	$(5,502)	$11,135

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net sales	$407,389	$30,641	$(14,672)	$423,358
Cost of goods sold	327,840	13,802	—	341,642

Gross profit	79,549	16,839	(14,672)	81,716
Selling, engineering, general and administrative expenses	32,834	13,598	(14,672)	31,760
Restructuring charges	1,396	—	—	1,396

Operating income	45,319	3,241	—	48,560
Interest expense, net	14,996	937	—	15,933
Other loss, net	497	—	—	497

Income before income taxes	29,826	2,304	—	32,130
Income tax expense	2,219	552	—	2,771
Income from guarantor subsidiaries	1,752	—	(1,752)	—

Net income	$29,359	$1,752	$(1,752)	$29,359

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38	$20	$—	$58
Accounts receivable, net of allowances	57,402	1,438	—	58,840
Intercompany receivable	—	16,449	(16,449)	—
Inventories, net	61,282	6,607	—	67,889
Deferred income taxes	—	206	—	206
Prepaid expenses and other current assets	2,025	865	—	2,890

Total current assets	120,747	25,585	(16,449)	129,883
PROPERTY, PLANT AND EQUIPMENT, NET	18,954	6,310	—	25,264
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,510	141	—	60,651
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,587	3	—	5,590
INVESTMENT IN SUBSIDIARIES	20,728	—	(20,728)	—

TOTAL ASSETS	$226,526	$32,039	$(37,177)	$221,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$322	$552	$—	$874
Accounts payable	21,156	970	—	22,126
Intercompany payable	12,316	4,133	(16,449)	—
Accrued liabilities	12,619	4,157	—	16,776

Total current liabilities	46,413	9,812	(16,449)	39,776

LONG-TERM DEBT	167,042	1,384	—	168,426
DEFERRED INCOME TAXES	—	115	—	115
Common stock	13	—	—	13
Additional paid in capital	25,546	1	(1)	25,546
Retained earnings (accumulated deficit)	(12,488)	20,727	(20,727)	(12,488)

Total shareholders’ equity	13,071	20,728	(20,728)	13,071

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$226,526	$32,039	$(37,177)	$221,388

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,719	$15	$—	$14,734
Accounts receivable, net of allowances	60,789	1,529	—	62,318
Intercompany receivable	—	16,168	(16,168)	—
Inventories, net	60,007	6,758	—	66,765
Deferred income taxes	1,931	205	—	2,136
Prepaid expenses and other current assets	2,268	1,838	(1,367)	2,739

Total current assets	139,714	26,513	(17,535)	148,692
PROPERTY, PLANT AND EQUIPMENT, NET	16,197	5,625	—	21,822
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,497	141	—	60,638
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	4,590	3	—	4,593
INVESTMENT IN SUBSIDIARIES	22,480	—	(22,480)	—

TOTAL ASSETS	$243,478	$32,282	$(40,015)	$235,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$356	$580	$—	$936
Accounts payable	12,245	846	—	13,091
Intercompany payable	12,676	3,492	(16,168)	—
Accrued liabilities	17,049	3,900	(1,367)	19,582

Total current liabilities	42,326	8,818	(17,535)	33,609

LONG-TERM DEBT	120,686	885	—	121,571
DEFERRED INCOME TAXES	2,625	99	—	2,724
Common stock	17	—	—	17
Additional paid in capital	80,421	1	(1)	80,421
Retained earnings (accumulated deficit)	(2,597)	22,479	(22,479)	(2,597)

Total shareholders’ equity	77,841	22,480	(22,480)	77,841

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$243,478	$32,282	$(40,015)	$235,745

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,007)	$5,971	$(5,971)	$(9,007)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	5,180	922	—	6,102
Noncash interest expense	1,104	—	—	1,104
Stock-based compensation	1,648	—	—	1,648
Loss on early extinguishment of debt	13,923	—	—	13,923
Noncash interest income	—	(245)	—	(245)
Deferred tax provision	—	(18)	—	(18)
Gain on sale of fixed assets — net	(13)	—	—	(13)
Equity in consolidated subsidiary	(5,971)	—	5,971	—
Changes in operating assets and liabilities:
Accounts receivable	—	(11,309)	—	(11,309)
Inventories	(13,116)	(865)	—	(13,981)
Prepaid expenses and other assets	(437)	(223)	100	(560)
Accounts payable	(2,474)	67	—	(2,407)
Intercompany accounts	(6,764)	6,764	—	—
Accrued liabilities	4,673	123	(100)	4,696

Net cash flow from operating activities	(11,254)	1,187	—	(10,067)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,564)	(1,150)	—	(4,714)
Proceeds from the sale of fixed assets	13	—	—	13

Net cash flow from investing activities	(3,551)	(1,150)	—	(4,701)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	47,810	—	—	47,810
Early retirement of debt	(124,601)	—	—	(124,601)
Issuance of senior notes, net	113,392	—	—	113,392
Repayment of long-term debt	(3,005)	(681)	—	(3,686)
Borrowings of long-term debt	—	644		644
Repurchase of warrants	(3,000)	—	—	(3,000)
Dividends paid to shareholders	(14,806)	—	—	(14,806)

Net cash flow from financing activities	15,790	(37)	—	15,753

INCREASE IN CASH AND CASH EQUIVALENTS	985	—	—	985
CASH AND CASH EQUIVALENTS — Beginning of year	39	10	—	49

CASH AND CASH EQUIVALENTS — End of year	$1,024	$10	$—	$1,034

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$11,135	$5,502	$(5,502)	$11,135
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	4,867	925	—	5,792
Noncash interest income	—	(110)	—	(110)
Deferred tax provision	—	(581)	—	(581)
Gain on sale of fixed assets — net	(7)	—	—	(7)
Gain on sale of investment — net	—	(1,267)	—	(1,267)
Equity in consolidated subsidiary	(5,502)	—	5,502	—
Changes in operating assets and liabilities:
Accounts receivable	(57,402)	47,175	—	(10,227)
Inventories	(14,079)	(3,676)	—	(17,755)
Prepaid expenses and other assets	1,051	(168)	(2,300)	(1,417)
Accounts payable	1,726	259	—	1,985
Intercompany accounts	46,705	(46,705)	—	—
Accrued liabilities	919	(1,107)	2,300	2,112

Net cash flow from operating activities	(10,587)	247	—	(10,340)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,908)	(263)	—	(6,171)
Proceeds from the sale of investment	—	4,382	—	4,382

Net cash flow from investing activities	(5,908)	4,119	—	(1,789)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	16,180	—	—	16,180
Early retirement of debt	—	(3,822)	—	(3,822)
Repayment of long-term debt	(407)	(534)	—	(941)
Dividends paid to shareholders	(264)	—	—	(264)

Net cash flow from financing activities	15,509	(4,356)	—	11,153

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(986)	10	—	(976)
CASH AND CASH EQUIVALENTS — Beginning of year	1,024	10	—	1,034

CASH AND CASH EQUIVALENTS — End of year	$38	$20	$—	$58

NON CASH ACTIVITY
Reduction in carrying value of Oswego fixed assets and capital lease obligation	$—	$1,878	$—	$1,878
Capital lease obligations	—	34	—	34
Unpaid capital expenditures	166	—	—	166

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$29,359	$1,752	$(1,752)	$29,359
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	5,470	912	—	6,382
Noncash interest income	—	—	—	—
Stock-based compensation	1,412		—	1,412
Deferred tax provision	694	(15)	—	679
Loss on sale of fixed assets — net	359	143	—	502
Gain on sale of investment — net	(11)	—	—	(11)
Equity in consolidated subsidiary	(1,752)	—	1,752	—
Changes in operating assets and liabilities:
Accounts receivable	(3,387)	(91)	—	(3,478)
Inventories	1,275	(151)	—	1,124
Prepaid expenses and other assets	(252)	(973)	1,367	142
Accounts payable	(8,745)	(124)	—	(8,869)
Intercompany accounts	360	(360)	—	—
Accrued liabilities	4,430	(257)	(1,367)	2,806

Net cash flow from operating activities	29,212	836	—	30,048

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,332)	(370)	—	(2,702)
Proceeds from the sale of fixed assets	42	—	—	42
Proceeds from the sale of investment	82	—	—	82

Net cash flow from investing activities	(2,208)	(370)	—	(2,578)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving loan facilities	(46,000)	—	—	(46,000)
Proceeds of issuance of common stock, net	114,851	—	—	114,851
Repayment of long-term debt	(322)	(471)	—	(793)
Borrowings of long-term debt	—	—	—	—
Repurchase of common stock	(61,384)	—	—	(61,384)
Dividends paid to shareholders	(19,468)	—	—	(19,468)

Net cash flow from financing activities	(12,323)	(471)	—	(12,794)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,681	(5)	—	14,676
CASH AND CASH EQUIVALENTS — Beginning of year	38	20	—	58

CASH AND CASH EQUIVALENTS — End of year	$14,719	$15	$—	$14,734

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	QUARTERLY RESULTS (UNAUDITED)

	First		Second		Third		Fourth		Total
	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006

Total Net Sales	$74,761	$90,798	$82,865	$114,414	$93,625	$114,925	$94,930	$103,221	$346,181	$423,358
Gross Profit	10,161	16,569	11,689	24,628	14,677	24,228	16,899	16,291	53,426	81,716
Total Operating Income	4,238	9,827	5,874	17,160	8,190	14,179	9,470	7,394	27,772	48,560
Total Net Income	60	5,108	2,659	12,795	3,426	9,759	4,990	1,697	11,135	29,359

As discussed in Note 6, the second quarter of 2005 included a $1,267 gain related to the sale of zero coupon bonds.

As discussed in Note 2 — “Restructuring Charges” the Company announced the closing of its leased manufacturing and distribution facility located in Miami Lakes, Florida. The Company recorded $1,277 in total restructuring expenses to close its Miami Lakes facility. The Company recorded charges of $319, $891 and $67 in the second, third and fourth quarters of 2006, respectively. (See note 2)

As discussed in Note 2 — “Restructuring Charges” the Company approved a plan to close its manufacturing facility and sell the building and property located in Siler City, North Carolina. The Company recorded $119 in total restructuring expenses in the fourth quarter of 2006. (See note 2)

As discussed in note 12 — “Related Party Transactions the Company paid $750 in cash and 37,500 shares of the Company’s stock to one of its directors in the third quarter of 2006, and is recorded in Selling, Engineering, General and Administrative Expenses. (See note 12)

As Discussed in Note 11 — “Stock-Based Compensation” the Company put into place a stock-incentive program. The Company recorded $881 in total compensation expense in the fourth quarter which is included in Selling, Engineering, General and Administrative Expenses. (See note 11)

As discussed in Note 8 “Tax Matters Agreement” the Company accrued $508 in the fourth quarter of 2006 due to the IRS audit pursuant to the Tax Matters Agreement, which is included in other (income) loss net.

17.	SUBSEQUENT EVENTS

On March 11, 2007, the Company announced that it has agreed to acquire all of the equity interests in Copperfield, LLC for $213,000 in cash. Copperfield is a private fabricator and insulator of copper electrical wire and cable in the United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of March 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 20th day of March 2007.

/s/ G. Gary Yetman G. Gary Yetman	Director, President and Chief Executive Officer

/s/ Richard N. Burger Richard N. Burger	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ David Bistricer David Bistricer	Director

/s/ Nachum Stein Nachum Stein	Director

/s/ Shmuel D. Levinson Shmuel D. Levinson	Director

/s/ James G. London James G. London	Director

S-1

Index to Exhibits

Item No.			Description

3.1		—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
3.2		—	Amended and Restated By-Laws of Coleman Cable, Inc., effective as of October 11, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
4.1		—	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.
4.2		—	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.
4.3		—	Registration Rights Agreement, dated October 11, 2006 between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
4.4		—	Shareholders Agreement, dated October 11, 2006 between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.1		—	Credit Agreement dated as of September 28, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, ING Capital LLC and National City Business Credit, Inc., as Syndication Agents, and PNC Bank, National Association and Associated Bank, National Association, as Documentation Agents, incorporated herein by reference to our Form S-4 filed on April 26, 2005.
10.2		—	First Amendment and Waiver to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4 filed on April 26, 2005.
10.3		—	Second Amendment to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4 filed on April 26, 2005.
10.4		—	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.5		—	Third Amendment to Credit Agreement dated as of November 2, 2005 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.6		—	Fourth Amendment to Credit Agreement dated as of August 14, 2006, among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*10	.7	—	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and G. Gary Yetman, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*10	.8	—	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Richard N. Burger, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

E-1

Item No.			Description

*10	.9	—	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Jeffrey D. Johnston , incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*10	.10	—	Consulting Agreement dated as of October 11, 2006 by and between Coleman Cable, Inc. and David Bistricer, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*10	.11	—	Consulting Agreement dated as of October 11, 2006 by and between Coleman Cable, Inc. and Nachum Stein, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*10	.12	—	2006 Long-Term Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*10	.13	—	Form of Non-Qualified Stock Option Agreement Under the 2006 Long-Term Incentive Plan, incorporated herein by reference to our Form S-1 filed on November 16, 2006.
21.1		—	Subsidiaries.
24.1		—	Power of Attorney (included on signature page of this filing).
31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

E-2