Form 10-Q
period 2007-03-31
Coleman Cable, Inc.
filed 2007-05-09
CIK 1323653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission File Number 001-33337
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Common shares outstanding May 8, 2007: 16,786,895

PART I.
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2006	2007

NET SALES	$90,798	$109,396
COST OF GOODS SOLD	74,229	92,910

GROSS PROFIT	16,569	16,486

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	6,742	8,480

RESTRUCTURING CHARGES	—	364

OPERATING INCOME	9,827	7,642

INTEREST EXPENSE	4,065	3,104
OTHER (INCOME) LOSS	(11)	10

INCOME BEFORE INCOME TAXES	5,773	4,528

INCOME TAX EXPENSE	665	1,734

NET INCOME	$5,108	$2,794

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE
Basic	$0.40	$0.17
Diluted	0.40	0.17
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,749	16,787
Diluted	12,749	16,492
PRO FORMA DATA
PRO FORMA NET INCOME
Income before income taxes	$5,773
Pro forma income tax expense	2,300

Pro forma net income	$3,473

PRO FORMA NET INCOME PER SHARE
Basic	$0.27
Diluted	0.27
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except per share data)
(unaudited)

	December 31,	March 31,	March 31,
	2006	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,734	$62	$28,156
Accounts receivable, less allowance for uncollectible accounts of $2,092, $1,872 and $2,197, respectively	62,318	56,521	71,127
Inventories	66,765	73,489	56,196
Deferred income taxes	2,136	167	2,215
Assets held for sale	—	—	661
Prepaid expenses and other current assets	2,739	3,085	5,648

Total current assets	148,692	133,324	164,003

PROPERTY, PLANT AND EQUIPMENT:
Land	579	579	419
Buildings and leasehold improvements	7,636	7,769	6,913
Machinery, fixtures and equipment	45,125	43,877	44,429

	53,340	52,225	51,761
Less accumulated depreciation and amortization	(31,762)	(28,986)	(31,773)
Construction in progress	244	1,355	399

Property, plant and equipment, net	21,822	24,594	20,387

GOODWILL AND INTELLECTUAL PROPERTY, NET	60,638	60,648	60,635
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	4,593	5,363	4,924

TOTAL ASSETS	$235,745	$223,929	$249,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$936	$887	$955
Accounts payable	13,091	29,257	26,675
Accrued liabilities	19,582	14,766	17,212

Total current liabilities	33,609	44,910	44,842

LONG-TERM DEBT	121,571	166,407	121,361
DEFERRED INCOME TAXES	2,724	87	2,450
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 31,260 authorized; and 12,749 issued and outstanding on March 31, 2006 and 16,787 on December 31, 2006 and March 31, 2007	17	13	17
Additional paid-in capital	80,421	25,546	81,082
Retained earnings (accumulated deficit)	(2,597)	(13,034)	197

Total shareholders’ equity	77,841	12,525	81,296

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$235,745	$223,929	$249,949

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(unaudited)

	Three months ended March 31,
	2006	2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,108	$2,794
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	1,741	1,346
Stock-based compensation	—	973
Deferred tax provision	11	(353)
(Gain) loss on disposal of fixed assets	64	(1)
Gain on sale of investment	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	2,319	(8,809)
Inventories	(5,600)	10,569
Prepaid expenses and other assets	(273)	(3,474)
Accounts payable	7,141	13,545
Accrued liabilities	(2,010)	(2,370)

Net cash flow from operating activities	8,490	14,220

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(908)	(302)
Proceeds from sale of fixed assets	—	7
Proceeds from sale of investment	82	—

Net cash flow from investing activities	(826)	(295)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(1,791)	—
Common stock issuance costs	—	(312)
Repayment of long-term debt	(215)	(191)
Dividends paid to shareholders	(5,654)	—

Net cash flow from financing activities	(7,660)	(503)

INCREASE IN CASH AND CASH EQUIVALENTS	4	13,422

CASH AND CASH EQUIVALENTS — Beginning of period	58	14,734

CASH AND CASH EQUIVALENTS — End of period	$62	$28,156

NONCASH ACTIVITY
Unpaid capital expenditures	156	39
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	254	1,065
Interest paid	912	208
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands, except per share data)
(unaudited)
1. BASIS OF PRESENTATION
          The condensed consolidated financial statements included herein are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The financial statements and footnotes reflect retroactive presentation for the 312.6079 for 1 stock split that occurred on October 10, 2006.
Unaudited Pro Forma Data
          The Company terminated its S corporation status and became a C corporation effective October 10, 2006. The unaudited pro forma data included in the interim condensed consolidated statements of operations gives retroactive presentation as if the Company had been a C corporation for the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Company had been a C corporation for the periods presented, or that may result in the future.
2. NEW ACCOUNTING PRONOUNCEMENTS
FIN No. 48
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN No. 48 also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN No. 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company adopted FIN No. 48 as of January 1, 2007 with no cumulative effect adjustment required. As of the date of adoption, the Company had no unrecognized tax benefits.
     The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. The Company’s uncertain tax positions are related to tax years that remain subject to examination. The Company remains subject to U.S. federal income tax examinations for tax years 2002 through 2006. The Internal Revenue Service (“IRS”) has audited the Company’s tax returns for the years 2002, 2003 and 2004, and proposed certain adjustments that are currently being disputed. The Company appealed the IRS’ findings. If the Company’s appeal of the IRS findings is unsuccessful, the Company’s obligation will be to indemnify its shareholders on record as of the effective date of the Tax Matters Agreement (see Note 7). The Company remains subject to state and local income tax examinations for tax years 2003 through 2006 in jurisdictions for which tax returns have been filed.
     The Company has no accrued interest and penalties related to the underpayment of income taxes at the date of adoption. The Company adopted the policy of recognizing interest related to the underpayment of income taxes in interest expense and related penalties in selling, engineering, general and administrating expenses in the consolidated statements of operations.

SFAS No. 157
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate the implementation of this Statement will materially impact its financial position, results of operations or cash flows.
SFAS No. 159
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years after November 15, 2007. The Company does not believe the adoption of the provisions of SFAS No. 159 will materially impact it’s financial position, results of operations or cash flows.
3. RESTRUCTURING CHARGES
          On November 14, 2006, the Company approved a plan to close its manufacturing facility and sell the building and property located in Siler City, North Carolina. The Company determined that the efficient utilization of its manufacturing assets would be enhanced by partial relocation of production to the Company’s plants in Hayesville, North Carolina and Waukegan, Illinois supplemented by additional international sourcing. The Company has incurred $483 to close the Siler City facility, which includes approximately $91 for severance costs, $244 for equipment relocation costs, and $148 for other costs related to the closure. The Company estimates spending an additional $269 in the second quarter of 2007 to complete the plant closure consisting of $137 of equipment relocation costs and $132 for other closing costs.
          As of March 31, 2007 the Company has recorded $661 of assets held for sale for the building and property located in Siler City, North Carolina in the accompanying condensed consolidated balance sheet.
          The following table summarizes the restructuring activity for January 1, 2007 through March 31, 2007:

	Employee Severance	Equipment
	Costs	Relocation Costs	Other Closing Costs	Total
Balance-December 31, 2006	$70	$—	$—	$70
Provision	21	199	144	364
Uses	(69)	(199)	(144)	(412)

Balance March 31, 2007	$22	$—	$—	$22

4. INVENTORIES
          Inventories consisted of the following:

	December 31, 2006	March 31, 2006	March 31, 2007
FIFO cost:
Raw materials	$11,975	$18,265	$11,754
Work in progress	3,293	3,388	4,454
Finished products	51,497	51,836	39,988

Total	$66,765	$73,489	$56,196

5. ACCRUED LIABILITIES
          Accrued liabilities consisted of the following:

	December 31, 2006	March 31, 2006	March 31, 2007

Salaries, wages and employee benefits	$5,117	$2,928	$2,774
Sales incentives	7,359	3,117	3,465
Income taxes	568	104	1,590
Interest	3,023	6,038	5,919
Other	3,515	2,579	3,464

Total	$19,582	$14,766	$17,212

6. DEBT

	December 31,2006	March 31, 2006	March 31, 2007

Revolving credit facility	$—	$44,210	$—
Senior notes	120,000	120,000	120,000
Capital lease obligations	1,129	1,399	1,034
Other long-term debt, annual interest rates up to 6.25%, payable through 2019	1,378	1,685	1,282

	122,507	167,294	122,316
Less current portion	(936)	(887)	(955)

Total long-term debt	$121,571	$166,407	$121,361

          On September 28, 2004, the Company completed a comprehensive refinancing of its bank debt. The refinancing included the following: (i) the private placement of 8-year senior unsecured notes (the “Notes”) and (ii) a new senior secured revolving credit facility (the “Revolving Credit Facility”), which became effective on that date. The Notes were issued in the amount of $120,000, bear interest at a fixed rate of 9.875% and mature in 2012. In connection with the refinancing, the Company incurred fees and expenses totaling $6,608. The applicable fees and expenses are amortized over the respective lives of the Revolving Credit Facility and the Notes on a straight-line basis over 5 and 8 years, respectively. Amortization was $234 for the three months ended March 31, 2006 and 2007. Accumulated amortization was $2,104, $1,403 and $2,338 as of as of December 31, 2006, March 31, 2006 and 2007, respectively.
          The indenture governing the Notes contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of its assets; enter into sale and leaseback transactions; and enter into transactions with affiliates. As of March 31, 2007, the Company was in compliance with all of the covenants contained in the indenture.
          The Revolving Credit Facility will mature on September 28, 2009 and is an asset-based lending agreement whereby the Company can receive advances based on the lesser of $75,000 or the sum of 85% of eligible accounts receivable and 55% of inventories. The Revolving Credit Facility contains a $5,000 limit for letters of credit with outstanding letters of credit reducing the total amount available for borrowing under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the Company’s assets, including accounts receivable, inventory and any other tangible and intangible assets. Interest is payable at the bank’s prime rate plus a range of 0.25% to 1.25%, or at the option of the Company, LIBOR plus 1.75% to 2.75%. The Company classifies the portion of the Revolving Credit Facility that is expected to be paid within the next year as a current liability. The Revolving Credit Facility accrued interest at an average rate of 7.1% and the Company’s average borrowed amount was $41,330 in the three months ended March 31, 2006. The Company did not have any borrowings under the Revolving Credit Facility during the three months ended March 31, 2007. As of March 31, 2007, the Company had $74,284 of additional borrowing capacity.
          The Revolving Credit Facility contains more restrictive covenants than the indenture governing the Notes, which consist of certain financial covenants, including, but not limited to, a fixed charge coverage ratio and a leverage ratio. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants relating to limitations on dividends and other indebtedness, liens, investments, guarantees, mergers and acquisitions, sales of assets, capital expenditures and leases. The Company was in compliance at March 31, 2007 with all covenants in the Revolving Credit Facility.
          The Notes and the Revolving Credit Facility both have restrictions on dividend distributions to shareholders, including but not limited to, a percentage of net income (less distributions for tax purposes). The distributions for tax purposes are computed at the shareholder applicable tax rate. Distributions for tax purposes are not restricted so long as the Company qualifies as an S corporation; however, on October 10, 2006 the Company terminated its S corporation status. The Company paid $1,004 of tax distributions in the three months ended March 31, 2006 and $4,650 of discretionary dividends to shareholders in the three months ended March 31, 2006.
          The Company’s indenture governing the Notes and Revolving Credit Facility contain covenants that limit the Company’s ability to pay dividends. Under these covenants the Company could not declare excess cash flow dividends for the three months ended March 31, 2007. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.
7. COMMITMENTS AND CONTINGENCIES
      Operating Leases
          The Company leases certain of its buildings, machinery and equipment under operating lease agreements that expire at various dates over the next ten years. Rent expense for all operating leases for the three months ended March 31, 2006 and March 31, 2007 was $804 and $611, respectively.

      Capital Leases
          The Company leases various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The assets are amortized/depreciated over the shorter of their related lease terms or their estimated productive lives.
          Obligations under capital leases are included with debt in the accompanying consolidated balance sheets. The gross amount of assets recorded under capital leases as of December 31, 2006, March 31, 2006 and 2007 was $1,318, $1,700 and $1,191, respectively.
      Employee Benefits
          The Company provides defined contribution savings plans for management and other employees. The plans provide for fixed matching contributions based on the terms of such plans to the accounts of plan participants. Additionally, the Company, with the approval of its Board of Directors, may make discretionary contributions. The Company expensed $229 and $251 related to these savings plans for the three months ended March 31, 2006 and 2007, respectively.
      Legal Matters
          The Company is party to one environmental claim. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located near Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980’s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwaters at the site with hazardous substances. In 1984, the U.S. Environmental Protection Agency listed this site on the National Priorities List. Riblet Products Corporation, with which the Company merged in 2000, was identified through documents as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the Environmental Protection Agency identifying it as a party potentially liable under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for cleanup of the site.
          In 2004, the Company along with other “potentially responsible parties” (“PRPs”) entered into a Consent Decree with the U.S. Environmental Protection Agency requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. The Company has entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, the Company is responsible for 9.19% share of the costs for the RD/RA. The Company recorded an accrual in 2004 for $380 for this liability, and estimated remediation cost and the Company’s share remained unchanged as of March 31, 2007.
          The Company is a party to various claims and lawsuits that have arisen in the ordinary course of business. Estimates of related costs and losses have been accrued in the financial statements. In determining these accruals, the Company does not discount environmental or legal accruals and does not reduce them by anticipated insurance recoveries. The Company believes that its accruals related to environmental, litigation and other claims are sufficient and that, based on the information currently available, these items and the Company’s rights to available insurance and indemnity will be resolved without material adverse effect on the Company’s consolidated financial position, cash flow or results of operations. There can be no assurance, however, that this will be the case.
      Self-Insurance
          The Company is self-insured for health costs for covered individuals in two of its facilities and believes that it maintains adequate accruals to cover the retained liability. The accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. The Company’s self-insurance expenses were $253 and $252 for the three months ended March 31, 2006 and 2007, respectively.
      Tax Matters Agreement
          The Internal Revenue Service is currently examining Coleman Cable Inc.’s 2002, 2003 and 2004 federal income tax returns. During those years the Company was a Subchapter S corporation. In October 2006, the Company entered into a Tax Matters Agreement with the Company’s then existing shareholders that provided for, among other things, the indemnification of these shareholders for any increase in their tax liability, including interest and penalties, and reimbursement of their expenses (including attorneys’ fees) related to the period prior to the Company’s conversion to a C corporation, including, as a result of the ongoing IRS examination. The Company has appealed the IRS findings. If the Company’s appeal of the IRS findings is unsuccessful the Company’s obligation will be to indemnify the shareholders pursuant to the Tax Matters Agreement. The Company recorded expense of $508 in 2006 and $10 in the first quarter of 2007 for accrued interest which is included in other loss in the accompanying condensed consolidated statement of operations.
8. EARNINGS PER SHARE
          The dilutive effect of stock options outstanding on weighted average shares outstanding is as follows:

	2006	2007
Basic weighted average shares outstanding	12,749	16,787
Dilutive effect of stock options	—	(295)

Diluted weighted average share outstanding	12,749	16,492

9. STOCK BASED COMPENSATION
          As of March 31, 2007, the Company had one stock-based compensation plan for executives and certain key employees which authorizes the grant of stock options. The number of shares authorized for issuance under the Company’s plan as of March 31, 2007, totals 1,650 shares of which 825 were available for future issuance. Stock options granted under this plan are non-qualified and are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The options issued become exercisable in three equal installments, beginning one year from the date of grant and expire ten years from the date of grant.
          The Company, as director compensation, granted to an independent director options to acquire 3 shares of stock, subject to shareholder approval. One-third of the options vest on the first, second and third anniversary of the grant date. The exercise price is $18.02, which was the closing price on NASDAQ on the grant date. The options expire on the tenth anniversary of the grant date.
          The Company recorded $973 in stock compensation expense for the three months ended March 31, 2007. Adjusting for expected forfeitures, the Company estimates total remaining expense relating to stock options already issued will be $4,563. The Company expects to expense $2,486 in fiscal 2007, $1,534 in fiscal 2008, and $543 in fiscal 2009.

          Changes in stock options are as follows:

		Weighted-Average	Weighted-Average
		Exercise	Remaining	Aggregate Intrinsic
	Shares	Price	Contractual Terms	Value
Outstanding January 1, 2007	825	$15.00
Granted	3	18.02
Exercised	—	—
Forfeited or expired	—	—

Outstanding March 31, 2007	828	15.01	9.53	4,709
Vested or expected to vest	796	15.01	9.53	4,528
Exercisable	—	—	—

Fair value of options granted		8.09
          Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option.
10. RELATED PARTIES
          The Company leases its corporate office facility (the “Corporate Office”) from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of the Company’s Board of Directors. Rent expense paid to HQ2 for the three months ended March 31, 2006 and 2007 was $89 and $91, respectively.
          Two of the Company’s shareholders have consulting arrangements with the Company whereby, in addition to their service as directors of the Company, they provide advice and counsel on business planning and strategy, including advice on potential acquisitions. Under these consulting arrangements each eligible individual will receive $175 as annual compensation for their services as directors. Pursuant to these arrangements, and for their service as directors, the Company paid each eligible individual $63 and $44 for the three months ended March 31, 2006 and March 31, 2007, respectively. As of October 2006, in addition to these services, each will receive $75 as annual compensation for their services as co-chairmen of the board of directors. For the three months ended March 31, 2007, $19 was expensed for each individual’s services as co-chairmen.
11. INVENTORY THEFT
          During the third quarter ended September 30, 2005, the Company experienced a theft of inventory as a result of break-ins at the manufacturing facility located in Miami Lakes, Florida. The Company believes it will recover the amount of the loss, net of deductibles, under its insurance policy. As a result of the loss, the cost of inventory was reduced by $1,280 and an insurance receivable was recorded and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
12. BUSINESS SEGMENT INFORMATION
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
          Revenues by business segment represent sales to unaffiliated customers and no one customer or group of customers under common control accounted for more than 6.0% of consolidated net sales. Export sales are not material.
          Segment operating income represents income from continuing operations before interest income or expense, other income and income taxes. Corporate consists of items not charged or allocated to a particular segment, including costs for employee relocation, discretionary bonus, professional fees, restructuring, management fees and intangible amortization.
Financial data for the Company’s business segments is as follows:

	Three months ended March 31,
	2006	2007
Net Sales:
Electrical/Wire and Cable Distributors	$32,013	$35,682
Specialty Distributors and OEMs	48,844	55,569
Consumer Outlets	9,941	18,145

Total	$90,798	$109,396

Operating Income:
Electrical/Wire and Cable Distributors	$4,959	$2,762
Specialty Distributors and OEMs	5,708	4,321
Consumer Outlets	106	1,990

Total	10,773	9,073
Corporate	(946)	(1,431)

Consolidated operating income	$9,827	$7,642

13. SUPPLEMENTAL GUARANTOR INFORMATION
          The payment obligations of the Company under the Notes and the Revolving Credit Facility (see Note 6) are guaranteed by certain of the Company’s 100% owned subsidiaries (“Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Coleman Cable, Inc. (the “Parent”) and the Company’s Guarantor Subsidiaries — CCI Enterprises, Inc., Oswego Wire Incorporated and CCI International.
          On April 2, 2007, Copperfield became a guarantor of the Notes and of the Revolving Credit Facility. See description of Copperfield acquisition at Note 14.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$73,105	$22,174	$(4,481)	$90,798
COST OF GOODS SOLD	57,188	17,041	—	74,229

GROSS PROFIT	15,917	5,133	(4,481)	16,569

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	7,804	3,419	(4,481)	6,742

OPERATING INCOME	8,113	1,714	—	9,827

INTEREST EXPENSE	3,834	231	—	4,065

OTHER INCOME	(11)	—	—	(11)

INCOME BEFORE INCOME TAXES	4,290	1,483	—	5,773

INCOME TAX EXPENSE	229	436	—	665
INCOME FROM GUARANTOR SUBSIDIARIES	1,047	—	(1,047)	—

NET INCOME	$5,108	$1,047	$(1,047)	$5,108

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$105,290	$7,640	$(3,534)	$109,396
COST OF GOODS SOLD	89,144	3,766	—	92,910

GROSS PROFIT	16,146	3,874	(3,534)	16,486

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	8,527	3,487	(3,534)	8,480
RESTRUCTURING CHARGES	364	—	—	364

OPERATING INCOME	7,255	387	—	7,642

INTEREST EXPENSE	2,906	198	—	3,104

OTHER LOSS	10	—	—	10

INCOME BEFORE INCOME TAXES	4,339	189	—	4,528

INCOME TAX EXPENSE	1,675	59	—	1,734
INCOME FROM GUARANTOR SUBSIDIARIES	130	—	(130)	—

NET INCOME	$2,794	$130	$(130)	$2,794

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,719	$15	$—	$14,734
Accounts receivable—net of allowances	60,789	1,529	—	62,318
Intercompany receivable	—	16,168	(16,168)	—
Inventories	60,007	6,758	—	66,765
Deferred income taxes	1,931	205	—	2,136
Prepaid expenses and other current assets	2,268	1,838	(1,367)	2,739

Total current assets	139,714	26,513	(17,535)	148,692

PROPERTY, PLANT AND EQUIPMENT, NET	16,197	5,625	—	21,822
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,497	141	—	60,638
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	4,590	3	—	4,593
INVESTMENT IN SUBSIDIARIES	22,480	—	(22,480)	—

TOTAL ASSETS	$243,478	$32,282	$(40,015)	$235,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$356	$580	$—	$936
Accounts payable	12,245	846	—	13,091
Intercompany payable	12,676	3,492	(16,168)	—
Accrued liabilities	17,049	3,900	(1,367)	19,582

Total current liabilities	42,326	8,818	(17,535)	33,609

LONG-TERM DEBT	120,686	885	—	121,571
DEFERRED INCOME TAXES	2,625	99	—	2,724

SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	17
Additional paid-in capital	80,421	1	(1)	80,421
Retained earnings (accumulated deficit)	(2,597)	22,479	(22,479)	(2,597)

Total shareholders’ equity	77,841	22,480	(22,480)	77,841

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$243,478	$32,282	$(40,015)	$235,745

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43	$19	$—	$62
Accounts receivable—net of allowances	54,275	2,246	—	56,521
Intercompany receivable	—	14,948	(14,948)	—
Inventories	67,962	5,527	—	73,489
Deferred income taxes	—	167	—	167
Prepaid expenses and other current assets	2,511	1,784	(1,210)	3,085

Total current assets	124,791	24,691	(16,158)	133,324

PROPERTY, PLANT AND EQUIPMENT, NET	18,354	6,240	—	24,594
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,507	141	—	60,648
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	5,360	3	—	5,363
INVESTMENT IN SUBSIDIARIES	21,775	—	(21,775)	—

TOTAL ASSETS	$230,787	$31,075	$(37,933)	$223,929

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$335	$552	$—	$887
Accounts payable	28,286	971	—	29,257
Intercompany payable	11,505	3,443	(14,948)	—
Accrued liabilities	12,978	2,998	(1,210)	14,766

Total current liabilities	53,104	7,964	(16,158)	44,910

LONG-TERM DEBT	165,158	1,249	—	166,407
DEFERRED INCOME TAXES	—	87	—	87

SHAREHOLDERS’ EQUITY:
Common stock	13	—	—	13
Additional paid-in capital	25,546	1	(1)	25,546
Retained earnings (accumulated deficit)	(13,034)	21,774	(21,774)	(13,034)

Total shareholders’ equity	12,525	21,775	(21,775)	12,525

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$230,787	$31,075	$(37,933)	$223,929

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,134	$22	$—	$28,156
Accounts receivable—net of allowances	68,848	2,279	—	71,127
Inventories	50,715	5,481	—	56,196
Deferred income taxes	1,999	216	—	2,215
Assets held for sale	661	—	—	661
Intercompany receivable	—	11,843	(11,843)	—
Prepaid expenses and other current assets	4,574	2,388	(1,314)	5,648

Total current assets	154,931	22,229	(13,157)	164,003

PROPERTY, PLANT AND EQUIPMENT, NET	14,957	5,430	—	20,387
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,494	141	—	60,635
DEFERRED DEBT ISSUANCE COSTS, NET AND OTHER ASSETS	4,921	3	—	4,924
INVESTMENT IN SUBSIDIARIES	22,610	—	(22,610)	—

TOTAL ASSETS	$257,913	$27,803	$(35,767)	$249,949

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$366	$589	$—	$955
Accounts payable	25,443	1,232	—	26,675
Intercompany payable	11,843	—	(11,843)	—
Accrued liabilities	16,016	2,510	(1,314)	17,212

Total current liabilities	53,668	4,331	(13,157)	44,842

LONG-TERM DEBT	120,591	770	—	121,361
DEFERRED INCOME TAXES	2,358	92	—	2,450

SHAREHOLDERS’ EQUITY:
Common Stock	17	—	—	17
Additional paid-in capital	81,082	1	(1)	81,082
Retained earnings	197	22,609	(22,609)	197

Total shareholders’ equity	81,296	22,610	(22,610)	81,296

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$257,913	$27,803	$(35,767)	$249,949

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,108	$1,047	$(1,047)	$5,108
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	1,526	215	—	1,741
Deferred tax provision	—	11	—	11
Loss on disposal of fixed assets	64	—	—	64
Gain on sale of investment	(11)	—	—	(11)
Equity in consolidated subsidiaries	(1,047)	—	1,047	—
Changes in operating assets and liabilities:
Accounts receivable	3,127	(808)	—	2,319
Inventories	(6,680)	1,080	—	(5,600)
Prepaid expenses and other assets	(564)	(919)	1,210	(273)
Accounts payable	7,140	1	—	7,141
Intercompany accounts	(811)	811	—	—
Accrued liabilities	359	(1,159)	(1,210)	(2,010)

Net cash flow from operating activities	8,211	279	—	8,490

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(763)	(145)	—	(908)
Proceeds from the sale of investment	82	—	—	82

Net cash flow from investing activities	(681)	(145)	—	(826)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayment under revolving loan facilities	(1,791)	—	—	(1,791)
Repayment of long-term debt	(80)	(135)	—	(215)
Dividends paid to shareholders	(5,654)	—		(5,654)

Net cash flow from financing activities	(7,525)	(135)	—	(7,660)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5	(1)	—	4

CASH AND CASH EQUIVALENTS — Beginning of period	38	20	—	58

CASH AND CASH EQUIVALENTS — End of period	$43	$19	$—	$62

NONCASH ACTIVITY
Unpaid capital expenditures	156	—	—	156
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	175	79	—	254
Interest paid	879	33	—	912

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$2,794	$130	$(130)	$2,794
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	1,099	247	—	1,346
Deferred tax provision	(335)	(18)	—	(353)
Stock-based compensation	973	—	—	973
Gain on sale of fixed assets	(1)	—	—	(1)
Equity in consolidated subsidiaries	(130)	—	130	—
Changes in operating assets and liabilities:
Accounts receivable	(8,059)	(750)	—	(8,809)
Inventories	9,292	1,277	—	10,569
Prepaid expenses and other assets	(2,871)	(550)	(53)	(3,474)
Accounts payable	13,159	386	—	13,545
Intercompany accounts	(833)	833	—	—
Accrued liabilities	(1,033)	(1,390)	53	(2,370)

Net cash flow from operating activities	14,055	165	—	14,220

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(250)	(52)	—	(302)
Proceeds from sale of fixed assets	7	—	—	7

Net cash flow from investing activities	(243)	(52)	—	(295)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issuance costs	(312)	—	—	(312)
Repayment of long-term debt	(85)	(106)	—	(191)

Net cash flow from financing activities	(397)	(106)	—	(503)

INCREASE IN CASH AND CASH EQUIVALENTS	13,415	7	—	13,422

CASH AND CASH EQUIVALENTS — Beginning of period	14,719	15	—	14,734

CASH AND CASH EQUIVALENTS — End of period	$28,134	$22	$—	$28,156

NONCASH ACTIVITY
Unpaid capital expenditures	39	—	—	39
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	1,065	—	—	1,065
Interest paid	202	6	—	208

14. SUBSEQUENT EVENTS
     On April 2, 2007, the Company consummated the acquisition of all outstanding equity interests of Copperfield for $213,809, which does not reflect a working capital adjustment resulting in the obligation of the sellers to pay the Company $1,277 during the three months ended June 30, 2007.
     In connection with the Company’s acquisition of Copperfield, on April 2, 2007, the Company issued additional senior notes in an aggregate principal amount of $120,000 bearing interest at a fixed rate of 9.875% and maturing in 2012, and having the same terms and conditions as the Company’s senior notes issued in 2004, which were issued under the same indenture as the senior notes issued in April 2007. The Company sold these notes at a premium to par value of 2.875%, resulting in proceeds of $123,450. As a result, the Company now has senior notes outstanding having an aggregate principle amount of $240,000.
     In connection with its acquisition of Copperfield, on April 2, 2007, the Company entered into an Amended and Restated Credit Agreement with Wachovia Bank, National Association, which amended and restated the existing Revolving Credit Agreement in its entirety, and provides for an asset-based revolving credit facility with aggregate advances not to exceed the lessor of (i) $200,000 or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10,000 sublimit for letters of credit. The revolving credit facility matures on April 2, 2012. Interest is payable, at its option, at the agent’s prime rate plus a range of 0% to 0.50% or the eurodollar rate plus a range of 1.25% to 1.75%, in each case based on quarterly average excess availability under the Company's Amended and Restated Credit Agreement.
     The Company’s credit facility under the Amended and Restated Credit Agreement is guaranteed by its domestic subsidiaries on a joint and several basis, either as a co-borrower of the Company or a guarantor, and is secured by substantially all of its assets and the assets of its domestic subsidiaries, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as the Company, as by a pledge of all of the capital stock of each of it’s domestic subsidiaries and 65% of the capital stock of its foreign subsidiaries, if any.
     The Amended and Restated Credit Agreement contains financial covenants requiring the Company to maintain a minimum fixed charge coverage ratio and to maintain minimum excess availability under the credit facility. In addition, the Amended and Restated Credit Agreement contains affirmative and negative covenants, including restrictions on the payment of dividends and distributions, indebtedness, liens, investments, guarantees, mergers and consolidations, sales of assets, affiliate transactions, sale and leaseback transactions and leases. The Company is also prohibited by the Amended and Restated Credit Agreement from making prepayments on its senior notes, except for scheduled payments required pursuant to the terms of such senior notes. The financial covenants in the Amended and Restated Credit Agreement require the Company to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which excess availability under the credit facility falls below $30,000 and require the Company to maintain excess availability under the Company's Amended and Restated Credit Agreement of not less than $10,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this report under “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A.Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2006. We assume no obligation to update any of these forward-looking statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included in this report.
Overview
General
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
          The primary component of our cost of goods sold is the cost of raw materials. Because labor costs have historically represented less than 10% of our cost of goods sold, competition from products produced in countries having lower labor rates has not affected our financial results significantly. For the current period presented, copper costs, including fabrication, have been estimated by us, based on the average comex price, to be approximately 51.6% of our cost of goods sold. We buy copper from domestic and international suppliers, and the price we pay depends largely on the price of copper on international commodities markets.
          The price of copper is particularly volatile and can affect our net sales and profitability. The daily selling price of copper cathode on the COMEX averaged $2.70 per pound during the three months ended March 31, 2007, up 20.0% from the three months ended March 31, 2006. The average copper price on the COMEX was $3.51 per pound for April 2007 and has averaged $3.68 per pound from May 1 to May 7, 2007. We purchase copper at the prevailing market price. We generally attempt to pass along to our customers changes in the prices of copper and other raw materials. Our ability to pass along price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. Our specialty distributors and OEMs segment offers a number of products that are particularly sensitive to fluctuations in copper prices. Other factors affecting product pricing include the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.
          From time to time, we consider acquisition opportunities that could materially increase the size of our business operations.
Recent Development
          On April 2, 2007, we acquired all of the equity interests of Copperfield, LLC (“Copperfield”) for a total purchase price of $213.8 million, which does not reflect the application of a working capital adjustment resulting in the obligation of the sellers to pay us $1.3 million in the second quarter of 2007. We financed the acquisition with the proceeds from the sale on April 2, 2007 of $120.0 million aggregate principal amount of 9 7/8% Senior Notes due 2012 along with cash on hand and borrowings under an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement, which was put in place on April 2, 2007, consists of a five year $200.0 million revolving credit facility and replaced our existing credit facility.
          Copperfield, one of the largest privately owned fabricators and insulators of copper electrical wire and cable in the United States, has a diversified customer base and currently has over 450 customers.
          In 2006, Copperfield sold more than 12.6 billion feet of insulated copper wire and cable to customers across diversified end markets including the appliance, automotive, electric motor, electrical distribution, recreational vehicle, trailer cable and welding cable sectors. Copperfield services its customers and produces over 41,000 SKUs from its strategically located facilities in Indiana, Texas and Arizona, which together represent more than one million square feet of fabrication and insulation manufacturing and warehousing capacity employing more than 560 non-union employees. For the years ended December 31, 2006, 2005, and 2004, Copperfield generated net sales of $519.6 million, $202.1 million and $136.7 million, respectively, and net income of $15.7 million, $5.7 million and $5.1 million, respectively. Copperfield has been treated as a limited liability corporation for federal and state income tax purposes. Accordingly, Copperfield’s members, rather than Copperfield itself, have been responsible for federal and substantially all state income tax liabilities arising out of Copperfield’s operations. In addition, we are now in the process of allocating the Copperfield purchase price to the assets acquired and therefore we must caution against combining Copperfield’s net income amounts with ours for the purpose of determining the pro forma net income of the combined company.

          Because we consummated the Copperfield acquisition on April 2, 2007, Copperfield’s financial results are not included in our financial results for the three months ended March 31, 2007 and earlier periods.
          We believe that the acquisition provides a number of strategic benefits. In particular, the Copperfield acquisition:
•	diversifies our end markets, expands our customer base and strengthens our competitive position in the industry by adding Copperfield’s relationships and niche market leadership. The acquisition of Copperfield deepens our penetration into several of our distribution channels, including the automotive, electrical distribution, wire and cable, RV and industrial contractor channels, and adds new relationships with a diversified group of OEM customers, including agriculture, appliance, battery cable, marine, motors/transformers and welding.

•	increases our scale and diversifies our product portfolio.

•	mitigates the sensitivity of our operating results to the fluctuations in prices for our raw material inputs such as copper. Copperfield’s cost-plus pricing methodology has provided stability to Copperfield’s gross profit despite wide fluctuations in copper pricing. We believe that combining our operations with Copperfield will offset the effect of copper price fluctuations on our financial results.

•	provides opportunities for operational synergies and cost savings through capitalizing on joint purchasing opportunities, engineering and working capital management and reduction in overhead costs, as well as increasing productivity by implementing best practices.

•	maximizes our manufacturing and distribution efficiency and reach through the restructuring and realignment of our combined nationwide footprint.

•	provides additional depth to our existing management team by adding two senior executives with a combined 56 years of industry experience and a proven track record in developing and sustaining efficient manufacturing operations.
          We and Copperfield have historically pursued different pricing methodologies. We choose to price our products opportunistically to benefit from sharp movements in raw copper prices. Copperfield prices its products to earn a fixed dollar margin per pound of goods sold, which effectively mitigates the effect of copper price volatility on Copperfield’s gross profit and resulting cash flows. We intend that Copperfield, as our subsidiary, will maintain its historical pricing strategy. We believe that the combination of our and Copperfield’s pricing methodologies will mitigate the copper-related volatility in our overall operating results.
Business Segment Information
          We have three business segments: (i) electrical/wire and cable distributors; (ii) specialty distributors and OEMs; and (iii) consumer outlets. These segment classifications are based on an aggregation of customer groupings and distribution channels because this is how we manage and evaluate our business. We sell virtually all of our products across each of our three segments, except that our fabricated bare wire products are only in our specialty distributors and OEMs segment. For the three months ended March 31, 2007, the electrical/wire and cable distributors segment, the specialty distributors and OEMs segment, and the consumer outlets segment represented approximately 32.6%, 50.8% and 16.6% of our net sales on a consolidated basis, respectively. Our consumer outlets segment, which is our smallest in terms of net sales, accounts for an even smaller percentage of our profitability because of increased competition from foreign suppliers and the delays we may encounter in passing along copper price increases to large retailers. To remain competitive, we are purchasing more labor intensive products from foreign sources for this segment. Our segment information presented below includes a separate line for corporate adjustments, which consist of items not allocated to a particular business segment, including costs for employee relocation, discretionary bonus, professional fees, restructuring expenses, management fees and intangible amortization. The period-to-period comparisons set forth in this section include information about our three segments.

Consolidated Results of Operations
          The following table sets forth, for the periods indicated, the consolidated statements of operations data in thousands of dollars and as a percentage of net sales.

	Three Months Ended March 31,
	2006		2007
	Amount	%	Amount	%

Net sales	$90,798	100.0%	$109,396	100.0%
Gross profit	16,569	18.2	16,486	15.1
Selling, engineering, general and administrative expenses	6,742	7.4	8,480	7.8
Restructuring charges	—	0.0	364	0.3

Operating income	9,827	10.8	7,642	7.0
Interest expense	4,065	4.5	3,104	2.8
Other (income) expense	(11)	0.0	10	0.0

Income before income taxes	5,773	6.4	4,528	4.2
Income tax expense	665	0.7	1,734	1.6

Net income	$5,108	5.6	$2,794	2.6

Pro Forma Data
Income before income taxes	$5,773	6.4
Pro forma income tax expense	2,300	2.6

Pro forma net income	$3,473	3.8

Capital expenditures	$908		$302
Depreciation expense	$1,504		$1,109

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
          Net sales — Net sales for the three months ended March 31, 2007 were $109.4 million compared to $90.8 million for the three months ended March 31, 2006, an increase of $18.6 million or 20.5%. This increase in net sales was primarily due to price increases. The price increases were driven by the significant increase in raw material prices, particularly copper, from the first quarter of 2006 to the first quarter of 2007. There was a 1.3% increase in volume in the three months ended March 31, 2007 compared to the prior period primarily due to increased demand from existing customers in our consumer outlets segment, offset by a decline in demand from existing customers in our other segments. Volume changes between comparative periods are measured in total pounds shipped. Product mix in units for this time period was relatively consistent.
          Gross profit margin — Gross profit margin for the three months ended March 31, 2007 was 15.1% compared to 18.2% for the three months ended March 31, 2006. The decrease in the gross profit margin was due principally to the rapid drop in copper prices during the end of 2006 and beginning of 2007, which resulted in compressed margins across most business segments due to the lag in working through our inventory layers. Also contributing to the margin erosion were working capital initiatives and plant realignments, offset by the ability to spread fixed costs over a significantly higher revenue base.
          Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the three months ended March 31, 2007 was $8.5 million compared to $6.7 million for the three months ended March 31, 2006. The increase between the two periods resulted primarily from increased commission costs due to a higher revenue base, an increase in insurance expense and professional fees due to our change in equity structure, an increase in accounts receivable reserves, an increase in stock compensation expense and increased advertising expense due to new customer setups and promotions.
          Restructuring Charges — Restructuring charges for the three months ended March 31, 2007 were $0.4 million. These expenses were the result of the planned closure of the Siler City, North Carolina facility. Restructuring charges included $0.1 million of employee severance costs, $0.2 million of equipment relocation costs and $0.1 million of other closing costs.
          Interest expense, net — Interest expense, net, for the three months ended March 31, 2007 was $3.1 million compared to $4.1 million for the three months ended March 31, 2006. The decrease in interest expense, net, was due primarily to having no borrowings under our revolving line of credit during 2007.
          Income tax expense — Income tax expense was $1.7 million for the three months ended March 31, 2007 compared to $0.7 million for the three months ended March 31, 2006. Income tax expense increased primarily because of a change from S corporation status to C corporation status in October 2006, resulting in increased federal income tax expense.

Segment Results
          The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three Months Ended March 31,
	2006		2007
	Amount	%	Amount	%
	(In thousands)
Net sales:
Electrical/Wire and Cable Distributors	$32,013	35.3%	$35,682	32.6%
Specialty Distributors and OEMs	48,844	53.8	55,569	50.8
Consumer Outlets	9,941	10.9	18,145	16.6

Total	$90,798	100.0%	$109,396	100.0%

Operating income:
Electrical/Wire and Cable Distributors	$4,959	15.5%	$2,762	7.7%
Specialty Distributors and OEMs	5,708	11.7	4,321	7.8
Consumer Outlets	106	1.1	1,990	11.0

Total	10,773		9,073
Corporate	(946)		(1,431)

Consolidated operating income	$9,827	10.8	$7,642	7.0

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
Electrical/Wire and Cable Distributors
          Net sales for our electrical/wire and cable distributors segment for the three months ended March 31, 2007 were $35.7 million compared to $32.0 million for the three months ended March 31, 2006, an increase of $3.7 million or 11.6%. This increase was due primarily to selling price increases as a result of inflationary increases in raw material prices. There was a decrease in volume of 1.5% primarily due to weaknesses in the residential construction markets. This decline was somewhat offset by strength in the MRO, industrial and commercial construction markets.
          Operating income for our electrical/wire and cable distributors segment for the three months ended March 31, 2007 was $2.8 million compared to $5.0 million for the three months ended March 31, 2006, a decrease of $2.2 million, or 44.0%. This decrease was attributed to the rapid drop in copper prices during the end of 2006 and beginning of 2007, which resulted in compressed margins due to the lag in working through our inventory layers, working capital initiatives, plant realignments, and stock compensation expense, offset by the ability to spread fixed costs across a larger revenue base.
Specialty Distributors and OEMs
          Net sales for our specialty distributors and OEMs segment for the three months ended March 31, 2007 were $55.6 million compared to $48.8 million for the three months ended March 31, 2006, an increase of $6.8 million, or 13.9%. There was a decrease in volume of 6.2% due to declines in demand from our existing customers, offset by growth and market share gains in our industrial and irrigation channels.
          Operating income for our specialty distributors and OEMs segment for the three months ended March 31, 2007 was $4.3 million compared with $5.7 million for the three months ended March 31, 2006, a decrease of $1.4 million or 24.6%. This decrease was primarily due to the rapid drop in copper prices during the end of 2006 and beginning of 2007, which resulted in compressed margins across most business channels due to the lag in working through our inventory layers, working capital initiatives, plant realignments, and stock compensation expense, offset by the ability to spread fixed costs across a larger revenue base.
Consumer Outlets
          Net sales for our consumer outlets segment for the three months ended March 31, 2007 were $18.1 million compared to $9.9 million for the three months ended March 31, 2006, an increase of $8.2 million or 82.8%. This increase was due primarily to a volume increase of 43.7% and price increases associated with raw material cost increases. The volume increase was due primarily to an increase in automotive product sales due to improved market conditions compared to 2006 and to initial stocking orders for product line expansions with existing customers in 2007.
          Operating income for our consumer outlets segment for the quarter ended March 31, 2007 was $2.0 million compared to $0.1 million for the three months ended March 31, 2006, an increase of approximately $1.9 million . This increase was largely due to strength in demand in our automotive channel, expanded product placement with existing customers, the ability to spread fixed costs across a larger revenue base, improved operational efficiencies due to the plant realignments in 2006 and the ability to secure price increases. This was offset by stock compensation expense and the accrual of management bonuses due to increased profitability.
Liquidity and Capital Resources
Debt
          As of March 31, 2007, we had the following long-term debt (including capital lease obligations) outstanding:

As of
March 31, 2007

Senior notes	$120,000
Capital lease obligations	626
Other long-term debt	735

Total long-term debt	$121,361

Senior Secured Revolving Credit Facility
          Our credit agreement dated as of September 28, 2004, with Wachovia Bank, National Association (“agent”), provides for an asset-based revolving credit facility whereby we may receive from time to time an aggregate amount of advances not to exceed the lesser of (i) $75.0 million or (ii) the sum of 85% of eligible accounts receivable and 55% of eligible inventory, with a sublimit for letters of credit of up to $5.0 million. The revolving credit facility matures on September 28, 2009. Interest is payable at the agent’s prime rate plus a range of 0.25% to 1.25% (based on our leverage ratio, at the end of any fiscal quarter), or, at our option, the eurodollar rate plus a range of 1.75% to 2.75% (based on our leverage ratio) at the end of any fiscal quarter). We did not have any borrowings under the Revolving Credit Facility during the three months ended March 31, 2007.
          Our credit facility is guaranteed by our domestic subsidiaries on a joint and several basis, either as a co-borrower or a guarantor and is secured by substantially all of our assets and the assets of our domestic subsidiaries, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all of the capital stock of each of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries, if any.
          The credit agreement contains financial covenants, including, but not limited to, a fixed charge coverage ratio and a leverage ratio. In addition, the credit agreement contains affirmative and negative covenants relating to limitations on dividends and other restricted payments, indebtedness, liens, investments, guarantees, mergers and acquisitions, sales of assets, affiliate transactions, maintaining excess cash, issuing capital stock, sale and lease back transactions and leases. The restricted payment covenant, among other things, limits our ability to pay dividends on our common stock. The financial covenants in the credit agreement:
•	require us to maintain a leverage ratio that does not exceed 6.5 to 1.0 as of the last day of each fiscal quarter, and

•	require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 as of the last day of each fiscal quarter.
          As of March 31, 2007, our leverage ratio was 2.4 to 1.0 and our fixed charge coverage ratio was 2.0 to 1.0. As of March 31, 2007, we were in compliance with all of the covenants contained in the credit facility.
          On October 11, 2006, we paid off substantially all of the outstanding indebtedness under our credit facility. As of March 31, 2007, we had no borrowings under our credit facility, and we had $74.3 million of additional borrowing capacity under the borrowing base.
          On April 2, 2007, in connection with our acquisition of Copperfield, we entered into an Amended and Restated Credit Agreement with Wachovia Bank, National Association, as administrative agent (“agent”), which amends and restates the existing credit agreement in its entirety, and provides for an asset-based revolving credit facility with aggregate advances not to exceed the lessor of (i) $200.0 million or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10.0 million sublimit for letters of credit. The revolving credit facility matures on April 2, 2012. Interest is payable, at our option, at the agent’s prime rate plus a range of 0% to 0.5% or the eurodollar rate plus a range of 1.25% to 1.75%, in each case based on quarterly average excess availability under the revolving credit facility.
          Our credit facility under the Amended and Restated Credit Agreement is guaranteed by our domestic subsidiaries on a joint and several basis, either as a co-borrower or a guarantor, and is secured by substantially all of our assets and the assets of our domestic subsidiaries, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all of the capital stock of each of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries, if any.
          The Amended and Restated Credit Agreement contains financial covenants requiring us to maintain a minimum fixed charge coverage ratio and to maintain minimum excess availability under the credit facility. In addition, the amended and restated credit agreement contains affirmative and negative covenants, including restrictions on the payment of dividends and distributions, indebtedness, liens, investments, guarantees, mergers and consolidations, sales of assets, affiliate transactions, sale and leaseback transactions and leases. We are also prohibited by the Amended and Restated Credit Agreement from making prepayments on our senior notes, except for scheduled payments required pursuant to the terms of such senior notes. The financial covenants in the Amended and Restated Credit Agreement:
•	require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which excess availability under the credit facility falls below $30.0 million, and

•	require us to maintain excess availability under the credit facility of not less than $10.0 million.
Senior Notes
          On September 28, 2004, we issued senior notes in an aggregate principal amount of $120.0 million, bearing interest at a fixed rate of 9.875% and maturing in 2012. The notes are guaranteed by our domestic restricted subsidiaries.
          The indenture includes a covenant that prohibits us from incurring additional indebtedness (other than certain permitted indebtedness, including but not limited to the maximum availability under our credit facility), unless our consolidated fixed charge coverage ratio is greater than 2.0 to 1.0. As of March 31, 2007, our consolidated fixed charge coverage ratio was 3.3 to 1.0. Upon the occurrence of a change of control, we must offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of our assets; enter into sale and leaseback transactions; and enter into transactions with affiliates.
          As of March 31, 2007, we were in compliance with all of the covenants contained in the indenture. We may redeem some or all of the notes at any time on or after October 1, 2008, at redemption prices set forth in the indenture. In addition, before October 1, 2007, we may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109.875% of their aggregate principal amount, plus accrued interest, with the cash proceeds from certain kinds of equity offerings.
          On April 2, 2007, in connection with our acquisition of Copperfield, we issued additional senior notes in an aggregate principal amount of $120.0 million, bearing interest at a fixed rate of 9.875% and maturing in 2012, and having the same terms and conditions as our senior notes issued in 2004, which were issued under the same indenture. We sold these notes at a premium to par value of 2.875%, resulting in proceeds to us of $123.5 million. Because of the issuance of these notes, our outstanding notes have an aggregate principal amount of $240.0 million.

Current and Future Liquidity
          In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements increase when we experience strong incremental demand for products or significant copper price increases.
          Our management assesses the future cash needs of our business by considering a number of factors, including:
•	our historical earnings and cash flow performance;

•	management’s assessment of our future working capital needs;

•	our current and projected debt service expenses;

•	management’s planned capital expenditures; and

•	our ability to borrow additional funds under the terms of our credit facility.
          Based on the foregoing, we believe that cash flow from operations and borrowings under our Amended and Restated Credit Agreement will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.
          On April 2, 2007, we sold an additional $120.0 million aggregate principal amount of senior notes, and entered an Amended and Restated Credit Agreement. We financed the Copperfield acquisition and related transaction expenses with the proceeds from the sale of additional senior notes of $123.5 million, borrowings under our Amended and Restated Credit Agreement of $73.6 million, and cash on hand of $22.9 million.
          If we experience a deficiency in earnings with respect to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows from operations and borrowings under our credit facility. If cash flow generated from our operations, together with borrowings under our credit facility, is not sufficient to fund our operations, debt service and capital expenditures and we need to seek additional sources of capital, the limitations contained in the credit facility and the indenture relating to our senior notes on our ability to incur debt could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay or forego corporate initiatives, such as the development of products, or acquisition opportunities.

          Net cash provided by operating activities for the three months ended March 31, 2007 was $14.2 million compared to net cash provided by operating activities of $8.5 million for the three months ended March 31, 2006. The primary factors contributing to the increase in cash provided by operating activities for the three months ended March 31, 2007 compared to 2006 were: (i) a $16.2 million decrease in cash used by inventories, primarily due to better inventory management, working capital initiatives, and economies of scale as a result of the closure of our facilities, (ii) a $1.0 million increase in stock-based compensation; and (iii) a $6.4 million increase in accounts payable due to the timing of payment. These factors were partially offset by (i) a $2.3 million decrease in net income; (ii) a decrease in accrued liabilities of $0.4 million; and (iii) a $11.1 million increase in cash used by accounts receivable due to the difference in the timing of collections.
          Net cash used in investing activities for the three months ended March 31, 2007 was due to $0.3 million of capital expenditures.
          Net cash used by financing activities for the three months ended March 31, 2007 was $0.5 million, due to the payment of long-term debt of $0.2 million, and $0.3 million of common stock issuance costs due to our private equity offering.
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
          We estimate the total remaining cost of the closure and realignment to be approximately $0.3 million, which includes cash expenditures of approximately $0.2 million for equipment relocation costs and $0.1 million for other costs related to the closure. We expect that the closure will be complete by the end of the second quarter of 2007.
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

Contractual Obligations
          The following table sets forth information about our contractual obligations and commercial commitments as of March 31, 2007:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(Dollars in thousands)
Current and long-term debt obligations (including interest)	186,589	12,496	36,166	137,810	117
Capital lease obligations (including interest)	1,191	509	682	—	—
Operating lease obligations	7,620	2,208	3,162	1,127	1,123
Purchase obligations	31,749	31,749	—	—	—
Other Obligations
          Purchase obligations primarily consist of purchase orders and other contractual arrangements for inventory and raw materials.
          We will be required to make future cash contributions to our defined contribution savings plans. The estimate for these contributions is approximately $0.3 million during 2007. Estimates of cash contributions to be made after 2007 are difficult to determine due to the number of variable factors that impact the calculation of defined contribution savings plans.
          The foregoing information does not reflect the effect, if any, of our acquisition of Copperfield on April 2, 2007.
          We anticipate being able to meet our obligations as they come due.
Off-Balance Sheet Assets and Obligations
          We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
          In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN No. 48 also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN No. 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN No. 48 as of January 1, 2007 with no cumulative effect adjustment required. As of the date of adoption, we had no unrecognized tax benefits.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not anticipate the implementation of this statement will materially impact our financial position, results of operations, or cash flows.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No, 115 (“SFAS No, 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years after November 15, 2007. We do not believe that the adoption of the provisions of SFAS No. 159 will materially impact our financial position, results of operations or cash flows.
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
          We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (available at www.sec.gov), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.
          Some of the key factors that could cause actual results to differ from our expectations include:
•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	general economic conditions and changes in the demand for our products by key customers;

•	the consummation of acquisitions, including Copperfield;

•	failure to identify, finance or integrate acquisitions; and

•	other risks and uncertainties, including those described under “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     Commodity Risk. We generally do not enter into arrangements to hedge price fluctuations for copper or other commodities used to manufacture our products, although we have done so from time to time, primarily in our consumer outlets segment. The terms of these hedging arrangements generally are less than one year. We had no outstanding commodity hedging arrangements as of March 31, 2007.
     Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. The interest rate on our credit facility is based on either the lenders’ prime rate or LIBOR. As of March, 31 2007 we had no borrowings against our credit facility; however, if we choose to exercise this option, a one percentage point change in LIBOR would affect our annual interest expense.
ITEM 4. Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
     Information regarding risk factors is contained in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006. Except for the item shown below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
     We may have difficulty integrating the operations of Copperfield. Should we fail to integrate their operations, our results of operations and profitability could be negatively impacted.
We might not be successful in integrating the operations of Copperfield with Coleman Cable, and, we might not perform as we expect. Some of the integration challenges we face include differences in corporate culture and management styles, additional or conflicting governmental regulations, disparate company policies and practices, customer relationship issues and retention of key officers and personnel, In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time they have to manage Coleman Cable. We cannot make assurances that we will successfully or cost-effectively integrate operations. The failure to do so could have a negative effect on results of operations or profitability. The process of integrating operations could cause some interruption of, or the loss of momentum in, the activities of one or more of our businesses.
ITEM 6. Exhibits
See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC. (Registrant)
Date: May 9, 2007	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: May 9, 2007	By	/s/ Richard N. Burger
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.		Description

2.0		Equity Interest Purchase Agreement dated as of March 11, 2007, among Coleman Cable, Inc., the Copperfield Sellers defined therein and, solely with respect to Section 10.10 thereof, the additional signatures thereto.

3.1	—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2	—	Amended and Restated By-Laws of Coleman Cable, Inc., effective as of October 11, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.1	—	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.2	—	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.3	—	Registration Rights Agreement, dated October 11, 2006 between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.4	—	Shareholders Agreement, dated October 11, 2006 between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.1	—	Credit Agreement dated as of September 28, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, ING Capital LLC and National City Business Credit, Inc., as Syndication Agents, and PNC Bank, National Association and Associated Bank, National Association, as Documentation Agents, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.2	—	First Amendment and Waiver to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.3	—	Second Amendment to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.4	—	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an

Item No.		Description

Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5	—	Third Amendment to Credit Agreement dated as of November 2, 2005 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.6	—	Fourth Amendment to Credit Agreement dated as of August 14, 2006, among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.7		Amended and Restated Credit Agreement dated as of April 2, 2007, among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.