Form 10-Q
period 2007-06-30
Coleman Cable, Inc.
filed 2007-08-14
CIK 1323653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
Common shares outstanding as of August 13, 2007: 16,786,895

PART I.
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
NET SALES	$114,414	$247,018	$205,212	$356,414
COST OF GOODS SOLD	89,786	218,640	164,015	311,550

GROSS PROFIT	24,628	28,378	41,197	44,864

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	7,149	11,005	13,891	19,485
INTANGIBLE AMORTIZATION EXPENSE	—	2,563	—	2,563
RESTRUCTURING CHARGES	319	163	319	527

OPERATING INCOME	17,160	14,647	26,987	22,289

INTEREST EXPENSE, NET	4,256	8,120	8,321	11,224
OTHER (INCOME) LOSS, NET	—	17	(11)	27

INCOME BEFORE INCOME TAXES	12,904	6,510	18,677	11,038

INCOME TAX EXPENSE	109	2,412	774	4,146

NET INCOME	$12,795	$4,098	$17,903	$6,892

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE
Basic	$1.00	$0.24	$1.40	$0.41
Diluted	1.00	0.24	1.40	0.41
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,749	16,787	12,749	16,787
Diluted	12,749	16,933	12,749	16,798
UNAUDITED PRO FORMA DATA
PRO FORMA NET INCOME
Income before income taxes	$12,904		$18,677
Pro forma income tax expense	4,980		7,207

Pro forma net income	7,924		11,470

PRO FORMA NET INCOME PER SHARE
Basic	$0.62		$0.90
Diluted	0.62		0.90
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except share data)
(unaudited)

	December 31,	June 30,	June 30,
	2006	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,734	$51	$131
Accounts receivable, less allowance for uncollectible accounts of $2,092, $2,085 and $3,260, respectively	62,318	67,603	141,447
Inventories	66,765	78,330	129,179
Deferred income taxes	2,136	157	2,131
Assets held for sale	—	—	661
Prepaid expenses and other current assets	2,739	3,070	6,704

Total current assets	148,692	149,211	280,253

PROPERTY, PLANT AND EQUIPMENT:
Land	579	579	2,809
Buildings and leasehold improvements	7,636	7,793	14,939
Machinery, fixtures and equipment	45,125	43,700	97,650

	53,340	52,072	115,398
Less accumulated depreciation and amortization	(31,762)	(29,843)	(35,343)
Construction in progress	244	1,415	2,666

Property, plant and equipment, net	21,822	23,644	82,721

GOODWILL	60,628	60,628	103,344
INTANGIBLE ASSETS, NET	10	17	61,867
OTHER ASSETS, NET	4,593	5,060	10,081

TOTAL ASSETS	$235,745	$238,560	$538,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$936	$905	$1,119
Accounts payable	13,091	28,243	57,721
Accrued liabilities	19,582	14,237	23,041

Total current liabilities	33,609	43,385	81,881

LONG-TERM DEBT	121,571	173,409	345,086
DEFERRED INCOME TAXES	2,724	87	24,956
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 31,260 authorized; and 12,749 issued and outstanding on June 30, 2006 and 16,787 on December 31, 2006 and June 30, 2007	17	13	17
Additional paid-in capital	80,421	25,546	82,031
Retained earnings (accumulated deficit)	(2,597)	(3,880)	4,295

Total shareholders’ equity	77,841	21,679	86,343

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$235,745	$238,560	$538,266

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(unaudited)

	Six months ended June 30,
	2006	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$17,903	$6,892
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	3,299	8,062
Stock-based compensation	—	2,022
Deferred tax provision (credit)	21	(1,947)
(Gain) loss on disposal of fixed assets	141	(1)
Gain on sale of investment	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,763)	(17,537)
Inventories	(10,441)	(20,813)
Prepaid expenses and other assets	(188)	(3,373)
Accounts payable	6,283	11,833
Accrued liabilities	(2,539)	886

Net cash flow from operating activities	5,705	(13,976)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,553)	(3,045)
Acquisition of business, net of cash acquired	—	(215,395)
Proceeds from sale of fixed assets	40	7
Proceeds from sale of investment	82	—

Net cash flow from investing activities	(1,431)	(218,433)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities, net of issuance costs	5,450	99,056
Issuance of senior notes, net of issuance costs	—	119,621
Common stock issuance costs	—	(412)
Repayment of long-term debt	(436)	(459)
Dividends paid to shareholders	(9,295)	—

Net cash flow from financing activities	(4,281)	217,806

DECREASE IN CASH AND CASH EQUIVALENTS	(7)	(14,603)

CASH AND CASH EQUIVALENTS — Beginning of period	58	14,734

CASH AND CASH EQUIVALENTS — End of period	$51	$131

NONCASH ACTIVITY
Unpaid capital expenditures	—	37
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	244	6,503
Cash interest paid	7,897	7,670
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands, except share data)
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. The financial statements and footnotes for 2006 reflect retroactive presentation for the 312.6079 for 1 stock split that occurred on October 10, 2006.
Unaudited Pro Forma Data
     The Company terminated its S corporation status and became a C corporation effective October 10, 2006. The unaudited pro forma data included in the interim condensed consolidated statements of operations gives retroactive presentation as if the Company had been a C corporation for the 2006 periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Company had been a C corporation for the periods presented, or that may result in the future.
2. NEW ACCOUNTING PROCOUNCEMENTS
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
     The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. The Company’s uncertain tax positions are related to tax years that remain subject to examination. The Company remains subject to U.S. federal income tax examinations for tax years 2002 through 2006. The Internal Revenue Service (“IRS”) has audited the Company’s tax returns for the years 2002, 2003 and 2004, and proposed certain adjustments that are currently being disputed. The Company appealed the IRS’ findings. If the Company’s appeal of the IRS findings is unsuccessful, the Company is obligated to indemnify its shareholders on record as of the effective date of the Tax Matters Agreement (see Note 8). The Company remains subject to state and local income tax examinations for tax years 2003 through 2006 in jurisdictions for which tax returns have been filed.

     The Company has no accrued interest and penalties related to the underpayment of income taxes at the date of adoption. The Company adopted the policy of recognizing interest related to the underpayment of income taxes in interest expense and related penalties in selling, engineering, general and administrative expenses in the consolidated statements of operations.
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
SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of the provisions of SFAS No. 159 will materially impact its financial position, results of operations or cash flows.
3. ACQUISITION OF COPPERFIELD, LLC
     On April 2, 2007, the Company acquired 100% of the outstanding equity interests of Copperfield, LLC (“Copperfield”). The results of Copperfield’s operations have been included in the Company’s consolidated financial statements since that date. The Company believes that the Copperfield acquisition has presented a number of strategic benefits. In particular, the acquisition diversifies the Company’s end markets, expands its customer base, and strengthens its competitive position in the industry.
     Copperfield’s financial results are reported as one segment (see Note 13).
     The following transactions occurred on April 2, 2007 in connection with the Copperfield acquisition:
•	The Company issued additional senior notes (the “2007 Notes”) in an aggregate principal amount of $120,000. See Note 7 for further discussion.

•	The Company entered into an Amended and Restated Credit Facility (the “Revolving Credit Facility”) with Wachovia Bank, National Association, which amended and restated the existing revolving credit agreement in its entirety (the “Revolving Credit Agreement”). See Note 7 for further discussion.

•	All outstanding equity interests of Copperfield were acquired for $215,395, which includes (a) a reduction to the purchase price as a result of a working capital true-up adjustment of $467 and (b) acquisition related costs of $2,862.
     This acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The purchase price allocation is preliminary and subject to refinement based upon the finalization of income taxes and management’s plan for the integration of Copperfield’s operations. The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at acquisition.

Accounts receivable	$61,592
Inventory	41,601
Other current assets	594
Property and equipment	63,445
Intangible assets	64,400
Goodwill	42,716
Other assets	566

Total assets acquired	274,914

Current liabilities	(35,335)
Deferred income taxes	(24,184)

Total liabilities assumed	(59,519)

Net assets acquired	$215,395

     The estimated fair values assigned to intangible assets were based on an evaluation by management. Intangible assets, which are all amortizable, along with their respective weighted-average useful lives at the acquisition date are as follows:

	Weighted Average Life	Balance

Customer relationships	9	$55,600
Trademarks and trade names	20	7,800
Non-competition agreements	3	1,000

Total intangible assets		$64,400

     Amortization expense for the three and six months ended June 30, 2007 was $2,537. Amortization expense for the Company on all amortizable intangible assets during each of the next five calendar years is expected to be;

2007	$7,612
2008	11,626
2009	10,178
2010	8,059
2011	6,457
     Approximately 41% of the Copperfield acquisition related to the acquisition of partnership interests, which will result in a corresponding step up in basis for U.S. federal income tax purposes. As such, approximately $12,000 of the goodwill and $26,800 of the acquired intangible assets recorded will be deductible for U.S. federal income tax purposes, primarily over 15 years.
     The following unaudited pro forma financial information summarizes the estimated combined results of operations of the Company and Copperfield assuming that the Copperfield acquisition had taken place on January 1, 2006. The unaudited pro forma combined results of operations prior to April 2, 2007 were prepared on the basis of information provided to the Company by the former management of Copperfield and no representation is made by the Company with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, additional depreciation based on the fair value of Copperfield’s property, plant and equipment, amortization of Copperfield’s identifiable intangible assets and income tax expense.
     The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, or that may result in the future.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net sales	$252,230	$247,018	$448,543	$477,740
Net income	$7,511	$3,799	$9,635	$7,788
Earnings per share
Basic	$0.59	$0.23	$0.76	$0.46
Diluted	$0.59	$0.22	$0.76	$0.46

4. RESTRUCTURING CHARGES
     On April 14, 2006, the Company announced the closing of its leased manufacturing and distribution facility located in Miami Lakes, Florida. The Company determined that the efficient utilization of its manufacturing assets would be enhanced by partial relocation of production to the Company’s plant in Waukegan, Illinois and additional international sourcing.
     The Company has spent $1,277 to close the facility. The charges consisted of $77 of employee severance costs, $662 of lease termination costs, $217 of equipment relocation costs and $321 for other closing costs. The Company completed the closure of the facility in the fourth quarter of 2006 and does not anticipate any additional costs.
     On November 14, 2006, the Company approved a plan to close its manufacturing facility and sell the building and property located in Siler City, North Carolina. The Company determined that the efficient utilization of its manufacturing assets would be enhanced by partial relocation of production to the Company’s plants in Hayesville, North Carolina and Waukegan, Illinois and additional international sourcing.
     As of June 30, 2007 the Company had incurred $646 to close the Siler City facility, which includes approximately $107 for severance costs, $338 for equipment relocation costs, and $201 for other costs related to the closure. The Company estimates spending an additional $111 by the end of March 2008 to complete the plant closure, which consists of $36 of equipment relocation costs and $75 for other closing costs. The Company has recorded $661 of assets held for sale for the building and property located in Siler City, North Carolina in the accompanying condensed consolidated balance sheet.
     The following table summarizes the restructuring activity for January 1, 2006 through June 30, 2007:

	Employee	Lease	Equipment	Other
	Severance	Termination	Relocation	Closing
	Costs	Costs	Costs	Costs	Total
Balance December 31, 2005	$—	$—	$—	$—	$—
Provision	147	662	262	325	1,396
Uses	(77)	(662)	(262)	(325)	(1,326)

Balance-December 31, 2006	$70	$—	$—	$—	$70
Provision	37	—	293	197	527
Uses	(93)	—	(293)	(197)	(583)

Balance June 30, 2007	$14	$—	$—	$—	$14

5. INVENTORIES
     Inventories consisted of the following:

	December 31, 2006	June 30, 2006	June 30, 2007

FIFO cost:
Raw materials	$11,975	$18,099	$48,819
Work in progress	3,293	3,048	5,287
Finished products	51,497	57,183	75,073

Total	$66,765	$78,330	$129,179

6. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	December 31, 2006	June 30, 2006	June 30, 2007
Salaries, wages and employee benefits	$5,117	$3,586	$5,329
Sales incentives	7,359	5,068	5,641
Income taxes	568	10	1,315
Interest	3,023	3,070	6,321
Other	3,515	2,503	4,435

Total	$19,582	$14,237	$23,041

7. DEBT

	December 31,2006	June 30, 2006	June 30, 2007
Revolving credit facility	$—	$51,450	$100,864
Senior notes	120,000	120,000	243,293
Capital lease obligations	1,129	1,311	936
Other long-term debt, annual interest rates up to 6.25%, payable through 2019	1,378	1,553	1,112

	122,507	174,314	346,205
Less current portion	(936)	(905)	(1,119)

Total long-term debt	$121,571	$173,409	$345,086

     In connection with the Company’s acquisition of Copperfield, on April 2, 2007, the Company issued the 2007 Notes in aggregate principal amount of $120,000 bearing interest at a fixed rate of 9.875% and maturing in 2012, and having the same terms and conditions as the Company’s senior notes issued in 2004 (the “2004 Notes”). The 2007 Notes are governed under the same indenture (the “Indenture”) as the 2004 Notes. The Company sold the 2007 Notes at a premium to par value of 2.875%, resulting in proceeds of $123,450. The Company amortizes the premium to the par value over the remaining life of the 2007 Notes. Amortization was reduced by $157 for the three and six months ended June 30, 2007. As a result, the Company now has senior notes (the “Notes”) outstanding having an aggregate principal amount of $240,000. The Company also entered into the Revolving Credit Facility, which amended and restated the previously existing revolving credit agreement in its entirety.
     In connection with the refinancing in September 2004, the Company incurred fees and expenses totaling $6,608. In connection with the issuance of the 2007 Notes and the Revolving Credit Facility, the Company incurred fees and expenses totaling $5,637, for total combined fees and expenses of $12,245. The applicable fees and expenses are amortized over approximately 5 years for the Revolving Credit Facility and the 2007 Notes and over 8 years for the 2004 Notes.

     Amortization of debt issue costs was $234 and $468 for the three and six months ended June 30, 2006, respectively, and $462 and $696 for the three and six months ended June 30, 2007, respectively. Accumulated amortization was $2,104, $1,636 and $2,800 as of as of December 31, 2006 and June 30, 2006 and 2007, respectively.
     The Revolving Credit Facility is an asset-based revolving credit facility with aggregate advances not to exceed the lesser of (i) $200,000 or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10,000 sublimit for letters of credit. The Revolving Credit Facility matures on April 2, 2012. Interest is payable, at the Company’s option, at the agent’s prime rate plus a range of 0.0% to 0.5% or the Eurodollar rate plus a range of 1.25% to 1.75%, in each case based on quarterly average excess availability under the Revolving Credit Facility. The Revolving Credit Facility combined with the previously existing revolving credit facility accrued interest at an average rate of 7.1% and averaged borrowings of $87,692 for the three months ended June 30, 2007. The Company had no borrowings for the three months ended March 31, 2007. As of June 30, 2007, the Company had $71,175 of additional borrowing capacity, none of which was against the limit for letters of credit. The Company classifies the portion of the Revolving Credit Facility that is expected to be paid within the next year as a current liability.
     The Revolving Credit Facility is guaranteed by its domestic subsidiaries on a joint and several basis, either as a co-borrower of the Company or a guarantor, and is secured by substantially all of its assets and the assets of its domestic subsidiaries, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all of the capital stock of each of it’s domestic subsidiaries and 65% of the capital stock of its foreign subsidiaries, if any.
     The Revolving Credit Facility contains financial covenants requiring the Company to maintain a minimum fixed charge coverage ratio and to maintain minimum excess availability under the credit facility. In addition, the Revolving Credit Facility contains affirmative and negative covenants, including restrictions on the payment of dividends and distributions, indebtedness, liens, investments, guarantees, mergers, and consolidations, sales of assets, affiliate transactions, sale and leaseback transaction and leases. The Company is also prohibited by the Revolving Credit Facility from making prepayments on the Notes, except for scheduled payments required pursuant to the terms of such senior notes. The financial covenants in the Revolving Credit Facility require the Company to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which excess availability under the Revolving Credit Facility falls below $30,000 and require the Company to maintain excess availability of not less than $10,000. The Company maintained monthly excess availability in the three months ended June 30, 2007.
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
     The Company’s Indenture governing the Notes and Revolving Credit Facility contain covenants that limit the Company’s ability to pay dividends. Under these covenants the Company could not declare excess cash flow dividends for the three and six months ended June 30, 2007. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.

8. COMMITMENTS AND CONTINGENCIES
     Operating Leases
          The Company leases certain of its buildings, machinery and equipment under operating lease agreements that expire at various dates over the next ten years. Rent expense for all operating leases for the three months ended June 30, 2006 and June 30, 2007 was $706 and $1,148, respectively. Rent expense for all operating leases for the six months ended June 30, 2006 and June 30, 2007 was $1,510 and $1,759, respectively.
     Capital Leases
          The Company leases various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The assets are amortized/depreciated over the shorter of their related lease terms or their estimated productive lives.
          Obligations under capital leases are included with debt in the accompanying condensed consolidated balance sheets. The gross amount of assets recorded under capital leases as of December 31, 2006 and June 30, 2006 and 2007 was $1,842.
     Employee Benefits
          The Company provides defined contribution savings plans for management and other employees. The plans provide for fixed matching contributions based on the terms of such plans to the accounts of plan participants. Additionally, the Company, with the approval of its Board of Directors, may make discretionary contributions. The Company expensed $184 and $270 related to these savings plans for the three months ended June 30, 2006 and June 30, 2007, respectively, and $413 and $534 related to these savings plans for the six months ended June 30, 2006 and June 30, 2007, respectively.
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
          In 2004, the Company along with other “potentially responsible parties” (“PRPs”) entered into a Consent Decree with the Environmental Protection Agency requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. The Company has entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, the Company is responsible for a 9.2% share of the costs for the RD/RA. The Company recorded an accrual in 2004 for $380 for this liability, and recorded an additional accrual of $23 in June 2007.
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
     Self-Insurance
          The Company is self-insured for health costs for covered individuals in six of its facilities and believes that it maintains adequate accruals to cover the retained liability. The accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. The Company’s self-insurance expenses were $190 and $895 for the three months ended June 30, 2006 and 2007, respectively, and $443 and $1,147 for the six months ended June 30, 2006 and 2007, respectively.
     Tax Matters Agreement
          The Internal Revenue Service is currently examining the Company’s 2002, 2003 and 2004 federal income tax returns. During those years the Company was a Subchapter S corporation. In October 2006, the Company entered into a Tax Matters Agreement with the then existing shareholders that provided for, among other things, the indemnification of these shareholders for any increase in their tax liability, including interest and penalties, and reimbursement of their expenses (including attorneys’ fees) related to the period prior to the Company’s conversion to a C corporation, including as a result of the ongoing IRS examination. The Company has appealed the IRS findings. If the Company’s appeal of the IRS findings is unsuccessful, the Company is obligated to indemnify the shareholders pursuant to the Tax Matters Agreement. The Company recorded expense of $508 in December 2006. The Company recorded additional expense of $10 and $17 in the three and six months ended June 30, 2007, respectively, for accrued interest which is included in other loss in the accompanying condensed consolidated statement of operations.
9. EARNINGS PER SHARE
          As of June 2006 and 2007, the dilutive effect of stock options outstanding on weighted average shares outstanding was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Basic weighted average shares outstanding	12,749	16,787	12,749	16,787
Dilutive effect of stock options	—	146	—	11

Diluted weighted average share outstanding	12,749	16,933	12,749	16,798

10. STOCK BASED COMPENSATION
          As of June 30, 2007, the Company had one stock-based compensation plan for executives and certain key employees which authorizes the grant of stock options. The number of shares authorized for issuance under the Company’s plan as of June 30, 2007 totaled 1,650 shares of which 765 were available for future issuance at June 30, 2007.
          In May 2007, 55 shares were granted to key Copperfield employees with an exercise price of $23.62. Stock options granted under this plan are non-qualified and are granted with an exercise price equal to the average market price on NASDAQ at the date of grant. The options issued become exercisable in three equal installments, beginning one year from the date of grant and expire 10 years from the date of grant.

          The Company, as director compensation, granted to independent directors options to acquire stock. Three shares were granted as of March 22, 2007 with an exercise price of $18.27. Three additional shares were granted on May 11, 2007 at an exercise price of $23.62. The exercise price is equal to the average market price on NASDAQ on the date of grant. One-third of the options vest on the first, second and third anniversary of the grant date. The options expire on the tenth anniversary of the grant date.
          The Company recorded $1,049 and $2,022 in stock compensation expense for the three and six months ended June 30, 2007, respectively. Adjusting for expected forfeitures, the Company estimates total remaining expense relating to stock options already issued will be $4,242. The Company expects to expense $1,727 in fiscal 2007, $1,822 in fiscal 2008, $665 in fiscal 2009, and $28 in fiscal year 2010.
          Changes in stock options are as follows:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding January 1, 2007	825	$15.00	9.28
Granted	60	23.40	9.86
Exercised	—	—
Forfeited or expired	—	—

Outstanding June 30, 2007	885	15.57	9.32	9,107
Vested or expected to vest	853	15.59	9.32	8,761
Exercisable	—	—	—

Fair value of options granted	885	$8.36	9.32	9,107
          Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option.
11. RELATED PARTIES
          The Company leases its corporate office facility (the “Corporate Office”) from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of the Company’s Board of Directors. Rent expense paid to HQ2 for the three months ended June 30, 2006 and 2007 was $89 and $91, respectively. Rent expense paid to HQ2 for the six months ended June 30, 2006 and 2007 was $179 and $182, respectively.
          Two of the Company’s shareholders have consulting arrangements with the Company whereby, in addition to their service as directors of the Company, they provide advice and counsel on business planning and strategy, including advice on potential acquisitions. Under these consulting arrangements each eligible individual will receive $175 as annual compensation for their services. Pursuant to these arrangements, and for their service as directors, the Company paid each eligible individual $63 and $44 for the three months ended June 30, 2006 and June 30, 2007, respectively, and $125 and $175 for the six months ended June 30, 2006 and June 30, 2007, respectively. As of October 2006, in addition to these consulting services, each will receive $75 as annual compensation for their services as co-chairmen of the board of directors. For the three and six months ended June 30, 2007, respectively, $19 and $38 was expensed for each individual’s services as co-chairmen.
12. INVENTORY THEFT
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
13. BUSINESS SEGMENT INFORMATION
          The Company has four reportable business segments: Electrical/Wire and Cable Distributors, Specialty Distributors and OEMs, Consumer Outlets, and Copperfield. These segment classifications are based on an aggregation of customer groupings and distribution channels because this is the way our chief operating decision maker evaluates the results of each operating segment.
          The Company has aggregated its operating segments into four reportable business segments in accordance with the criteria defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company’s operating segments have common production processes and manufacturing capacity. Accordingly, the Company does not identify all of its net assets to its operating segments. Depreciation expense is not allocated to segments but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through the Company’s numerous manufacturing work centers. Accordingly, as products are sold across multiple segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each operating segment.
          Revenues by business segment represent sales to unaffiliated customers and no one customer or group of customers under common control accounted for more than 5% of consolidated net sales. Export sales are not material.
          Segment operating income represents income from continuing operations before interest income or expense, other income and income taxes. Corporate consists of items not charged or allocated to a particular segment, including costs for employee relocation, discretionary bonuses, professional fees, restructuring, management fees and intangible amortization.
          Financial data for the Company’s business segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net Sales:
Electrical/Wire and Cable Distributors	$38,894	$36,640	$70,907	$72,322
Specialty Distributors and OEMs	63,261	61,944	112,105	117,513
Consumer Outlets	12,259	17,611	22,200	35,756
Copperfield	—	130,823	—	130,823

Total	$114,414	$247,018	$205,212	$356,414

Operating Income:
Electrical/Wire and Cable Distributors	$7,861	$4,010	$12,821	$6,772
Specialty Distributors and OEMs	9,690	6,800	15,400	11,121
Consumer Outlets	776	1,756	883	3,746
Copperfield	—	3,516	—	3,516

Total	18,327	16,082	29,104	25,155
Corporate	(1,167)	(1,435)	(2,117)	(2,866)

Consolidated operating income	$17,160	$14,647	$26,987	$22,289

14. SUPPLEMENTAL GUARANTOR INFORMATION
          The payment obligations of the Company under the Notes and the Revolving Credit Facility (see Note 7) are guaranteed by certain of the Company’s 100% owned subsidiaries (“Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Coleman Cable, Inc. (the “Parent”) and the Guarantor Subsidiaries – CCI Enterprises, Inc., Oswego Wire Incorporated, CCI International, Copperfield, LLC., and Spell Capital Corporation.
          On April 2, 2007, Copperfield became a guarantor of the Notes and of the Revolving Credit Facility (see Note 3).

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$93,453	$24,133	$(3,172)	$114,414
COST OF GOODS SOLD	69,668	20,118	—	89,786

GROSS PROFIT	23,785	4,015	(3,172)	24,628

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	7,188	3,133	(3,172)	7,149
RESTRUCTURING CHARGES	319	—	—	319

OPERATING INCOME	16,278	882	—	17,160

INTEREST EXPENSE	4,081	175	—	4,256

INCOME BEFORE INCOME TAXES	12,197	707	—	12,904

INCOME TAX EXPENSE	29	80	—	109
INCOME FROM GUARANTOR SUBSIDIARIES	627	—	(627)	—

NET INCOME	$12,795	$627	$(627)	$12,795

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$111,290	$140,129	$(4,401)	$247,018
COST OF GOODS SOLD	91,774	126,866	—	218,640

GROSS PROFIT	19,516	13,263	(4,401)	28,378

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	9,107	6,299	(4,401)	11,005
INTANGIBLE AMORTIZATION EXPENSE	7	2,556		2,563
RESTRUCTURING CHARGES	163			163

OPERATING INCOME	10,239	4,408	—	14,647

INTEREST EXPENSE	5,726	2,394	—	8,120

OTHER LOSS	17	—	—	17

INCOME BEFORE INCOME TAXES	4,496	2,014	—	6,510

INCOME TAX EXPENSE	2,321	91	—	2,412
INCOME FROM GUARANTOR SUBSIDIARIES	1,923	—	(1,923)	—

NET INCOME	$4,098	$1,923	$(1,923)	$4,098

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$166,558	$46,307	$(7,653)	$205,212
COST OF GOODS SOLD	126,856	37,159	—	164,015

GROSS PROFIT	39,702	9,148	(7,653)	41,197

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	14,992	6,552	(7,653)	13,891
RESTRUCTURING CHARGES	319	—	—	319

OPERATING INCOME	24,391	2,596	—	26,987

INTEREST EXPENSE	7,915	406	—	8,321

OTHER INCOME	(11)	—	—	(11)

INCOME BEFORE INCOME TAXES	16,487	2,190	—	18,677

INCOME TAX EXPENSE	258	516	—	774
INCOME FROM GUARANTOR SUBSIDIARIES	1,674	—	(1,674)	—

NET INCOME	$17,903	$1,674	$(1,674)	$17,903

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$216,580	$147,769	$(7,935)	$356,414
COST OF GOODS SOLD	180,918	130,632	—	311,550

GROSS PROFIT	35,662	17,137	(7,935)	44,864

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	17,634	9,786	(7,935)	19,485
INTANGIBLE AMORTIZATION EXPENSE	7	2,556	—	2,563
RESTRUCTURING CHARGES	527	—	—	527

OPERATING INCOME	17,494	4,795	—	22,289

INTEREST EXPENSE	8,632	2,592	—	11,224

OTHER LOSS	27	—	—	27

INCOME BEFORE INCOME TAXES	8,835	2,203	—	11,038

INCOME TAX EXPENSE	3,996	150	—	4,146
INCOME FROM GUARANTOR SUBSIDIARIES	2,053	—	(2,053)	—

NET INCOME	$6,892	$2,053	$(2,053)	$6,892

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,719	$15	$—	$14,734
Accounts receivable—net of allowances	60,789	1,529	—	62,318
Intercompany receivable	—	16,168	(16,168)	—
Inventories	60,007	6,758	—	66,765
Deferred income taxes	1,931	205	—	2,136
Prepaid expenses and other current assets	2,268	1,838	(1,367)	2,739

Total current assets	139,714	26,513	(17,535)	148,692

PROPERTY, PLANT AND EQUIPMENT, NET	16,197	5,625	—	21,822
GOODWILL	60,487	141	—	60,628
INTANGIBLE ASSETS, NET	10	—	—	10
OTHER ASSETS, NET	4,590	3	—	4,593
INVESTMENT IN SUBSIDIARIES	22,480	—	(22,480)	—

TOTAL ASSETS	$243,478	$32,282	$(40,015)	$235,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$356	$580	$—	$936
Accounts payable	12,245	846	—	13,091
Intercompany payable	12,676	3,492	(16,168)	—
Accrued liabilities	17,049	3,900	(1,367)	19,582

Total current liabilities	$42,326	$8,818	$(17,535)	$33,609

LONG-TERM DEBT	120,686	885	—	121,571
DEFERRED INCOME TAXES	2,625	99	—	2,724

SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	17
Additional paid-in capital	80,421	1	(1)	80,421
Retained earnings (accumulated deficit)	(2,597)	22,479	(22,479)	(2,597)

Total shareholders’ equity	77,841	22,480	(22,480)	77,841

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$243,478	$32,282	$(40,015)	$235,745

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37	$14	$—	$51
Accounts receivable—net of allowances	65,357	2,246	—	67,603
Intercompany receivable	—	15,349	(15,349)	—
Inventories	70,144	8,186	—	78,330
Deferred income taxes	—	157	—	157
Prepaid expenses and other current assets	2,630	1,619	(1,179)	3,070

Total current assets	138,168	27,571	(16,528)	149,211

PROPERTY, PLANT AND EQUIPMENT, NET	17,554	6,090	—	23,644
GOODWILL	60,487	141	—	60,628
INTANGIBLE ASSETS, NET	17	—	—	17
OTHER ASSETS, NET	5,057	3	—	5,060
INVESTMENT IN SUBSIDIARIES	22,402	—	(22,402)	—

TOTAL ASSETS	$243,685	$33,805	$(38,930)	$238,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$336	$569	$—	$905
Accounts payable	27,197	1,046	—	28,243
Intercompany payable	9,921	5,428	(15,349)	—
Accrued liabilities	12,233	3,183	(1,179)	14,237

Total current liabilities	$49,687	$10,226	$(16,528)	$43,385

LONG-TERM DEBT	172,319	1,090	—	173,409
DEFERRED INCOME TAXES	—	87	—	87

SHAREHOLDERS’ EQUITY:
Common stock	13	—	—	13
Additional paid-in capital	25,546	1	(1)	25,546
Retained earnings (accumulated deficit)	(3,880)	22,401	(22,401)	(3,880)

Total shareholders’ equity	21,679	22,402	(22,402)	21,679

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$243,685	$33,805	$(38,930)	$238,560

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$107	$24	$—	$131
Accounts receivable—net of allowances	69,640	71,807	—	141,447
Intercompany receivable	33,886	14,998	(48,884)	—
Inventories, net	65,886	63,293	—	129,179
Deferred income taxes	1,867	264	—	2,131
Assets held for sale	661	—	—	661
Prepaid expenses and other current assets	4,619	3,832	(1,747)	6,704

Total current assets	176,666	154,218	(50,631)	280,253

PROPERTY, PLANT AND EQUIPMENT, NET	14,571	68,150	—	82,721
GOODWILL	60,487	42,867	215,395	103,344
INTANGIBLE ASSETS, NET	4	61,863	—	61,867
OTHER ASSETS, NET	9,512	569	—	10,081
INVESTMENT IN SUBSIDIARIES	239,928	—	(239,928)	—

TOTAL ASSETS	$501,168	$327,657	$(290,559)	$538,266

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$520	$599	$—	$1,119
Accounts payable	26,662	31,059	—	57,721
Intercompany payable	—	48,884	(48,884)	—
Accrued liabilities	18,258	6,530	(1,747)	23,041

Total current liabilities	45,440	87,072	(50,631)	81,881

LONG-TERM DEBT	344,506	580	—	345,086
DEFERRED INCOME TAXES	24,879	77	—	24,956

SHAREHOLDERS’ EQUITY:
Common Stock	17	—	—	17
Additional paid-in capital	82,031	215,396	(215,396)	82,031
Retained earnings (accumulated deficit)	4,295	24,532	(24,532)	4,295

Total shareholders’ equity	86,343	239,928	(239,928)	86,343

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$501,168	$327,657	$(290,559)	$538,266

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$17,903	$1,674	$(1,674)	$17,903
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	2,867	432	—	3,299
Deferred tax provision	—	21	—	21
Loss on disposal of fixed assets	141	—	—	141
Gain on sale of investment	(11)	—	—	(11)
Equity in consolidated subsidiaries	(1,674)	—	1,674	—
Changes in operating assets and liabilities:
Accounts receivable	(7,955)	(808)	—	(8,763)
Inventories	(8,862)	(1,579)	—	(10,441)
Prepaid expenses and other assets	(613)	(754)	1,179	(188)
Accounts payable	6,207	76	—	6,283
Intercompany accounts	(2,395)	2,395	—	—
Accrued liabilities	(386)	(974)	(1,179)	(2,539)

Net cash flow from operating activities	5,222	483	—	5,705

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,341)	(212)	—	(1,553)
Proceeds from the sale of fixed assets	40	—	—	40
Proceeds from sale of investment	82	—	—	82

Net cash flow from investing activities	(1,219)	(212)	—	(1,431)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayment under revolving loan facilities	5,450	—	—	5,450
Repayment of long-term debt	(159)	(277)	—	(436)
Dividends paid to shareholders	(9,295)	—	—	(9,295)

Net cash flow from financing activities	(4,004)	(277)	—	(4,281)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	(6)	—	(7)

CASH AND CASH EQUIVALENTS — Beginning of period	38	20	—	58

CASH AND CASH EQUIVALENTS — End of period	$37	$14	$—	$51

NONCASH ACTIVITY
Unpaid capital expenditures	$—	—	–	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	—	244	—	244
Interest paid	7,837	60	—	7,897

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$6,892	$2,053	$(2,053)	$6,892
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	2,254	5,808	—	8,062
Stock-based compensation	1,968	54	—	2,022
Deferred tax provision	22,318	(24,265)	—	(1,947)
Gain on sale of fixed assets -net	(1)	—	—	(1)
Equity in consolidated subsidiaries	(2,053)	—	2,053	—
Changes in operating assets and liabilities:
Accounts receivable	(8,851)	(8,686)	—	(17,537)
Inventories	(5,880)	(14,933)	—	(20,813)
Prepaid expenses and other assets	(2,351)	(1,402)	380	(3,373)
Accounts payable	14,379	(2,546)	—	11,833
Intercompany accounts	(46,488)	46,488	—	—
Accrued liabilities	1,211	55	(380)	886

Net cash flow from operating activities	(16,602)	2,626	—	(13,976)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(714)	(2,331)	—	(3,045)
Acquisition of business, net of cash acquired	(215,395)	—	—	(215,395)
Proceeds from sale of fixed assets	7	—	—	7

Net cash flow from investing activities	(216,102)	(2,331)	—	(218,433)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	99,056	—	—	99,056
Issuance of senior notes, net of financing fees	119,621	—	—	119,621
Common stock issuance costs	(412)	—	—	(412)
Repayment of long-term debt	(173)	(286)	—	(459)

Net cash flow from financing activities	218,092	(286)	—	217,806

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,612)	9	—	(14,603)

CASH AND CASH EQUIVALENTS — Beginning of period	14,719	15	—	14,734

CASH AND CASH EQUIVALENTS — End of period	$107	$24	$—	$131

NONCASH ACTIVITY
Unpaid capital expenditures	$37	—	—	$37
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	6,468	35	—	6,503
Interest paid	7,658	12	—	7,670

15. Subsequent Events
     The Company is currently considering the acquisition of a business in their industry for an expected purchase price of approximately $50,000. If consummated, the acquisition is expected to materially increase the Company’s revenue and earnings, and would be financed by available borrowings under their credit agreement. The prospective seller and the Company have signed a confidentiality agreement and a non-binding letter of intent (which includes a binding exclusivity provision). Consummation of the acquisition is subject to numerous contingencies, including the execution of a definitive acquisition agreement, the completion of the Company’s due diligence investigation, and the approval of the boards of directors of both parties. As a result, there can be no assurance that the Company will consummate this acquisition.
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
Overview
General
     We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products in the United States. We supply a broad line of wire and cable products, which enables us to offer our customers a single source of supply for many of their wire and cable product requirements. We manufacture bare copper wire, some of which we use to produce our products and some of which we sell to other producers. We sell our products to a variety of customers, including a wide range of specialty distributors, retailers and original equipment manufacturers (OEMs). We develop our products for sale into multiple end markets, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air conditioning and refrigeration (HVAC/R), irrigation, industrial/contractor, recreation/transportation, copper fabrication, retail and automotive. We manufacture our products in ten domestic manufacturing facilities and supplement our domestic production with international and domestic sourcing. Virtually all of our products are sold to customers located in the United States and Canada.
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
     The price of copper is particularly volatile and can affect our net sales and profitability. The daily selling price of copper cathode on the COMEX averaged $3.46 and $3.09 per pound during the three and six months ended June 30, 2007, respectively, up 1.9% and 9.1% from the three and six months ended June 30, 2006, respectively. The average copper price on the COMEX was $3.62 per pound for July 2007 and has averaged $3.58 per pound from August 1 to August 7, 2007. We purchase copper at the prevailing market price. We generally attempt to pass along to our customers changes in the prices of copper and other raw materials. Our ability to pass along price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. Our specialty distributors and OEMs segment offers a number of products that are particularly sensitive to fluctuations in copper prices. Other factors affecting product pricing include the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.
     From time to time, we consider acquisition opportunities that could materially increase the size of our business operations. We are currently considering the acquisition of a business in our industry for an expected purchase price of approximately $50 million. If consummated, the acquisition is expected to materially increase our revenue and earnings and would be financed by available borrowings under our credit agreement. The prospective seller and we have signed a confidentiality agreement and a non-binding letter of intent (which includes a binding exclusivity provision). Consummation of the acquisition is subject to numerous contingencies, including the execution of a definitive acquisition agreement, the completion of our due diligence investigation and the approval of the boards of directors of both parties. As a result, there can be no assurance that we will consummate this acquisition.

Acquisition of Copperfield, LLC
     On April 2, 2007 we acquired all of the equity interests of Copperfield, LLC (“Copperfield”) for a total purchase price of $215.4 million, which includes a reduction to the purchase price as a result of a working capital true-up adjustment of $0.5 million and acquisition related costs of $2.9 million. We financed the acquisition with the proceeds from the sale on April 2, 2007 of $120.0 million aggregate principal amount of 9.7/8% Senior Notes due 2012 (the “2007 Notes”) along with cash on hand and borrowings under an amended and restated credit agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement, which was put in place on April 2, 2007, consists of a five year $200.0 million revolving credit facility and replaced our existing credit facility.
     The results of Copperfield have been included in our consolidated results since the date of acquisition.
     Business Segment Information
     We have four business segments: (i) electrical/wire and cable distributors; (ii) specialty distributors and OEMs; (iii) consumer outlets; and (iv) Copperfield. These segment classifications are based on an aggregation of customer groupings and distribution channels because this is how we manage and evaluate our business. We sell substantially all of our products through each of our four segments, except that our fabricated bare wire products are sold only by our specialty distributors, OEM and Copperfield segments. For the three months ended June 30, 2007, the electrical/wire and cable distributors segment, the specialty distributors and OEMs segment, the consumer outlets segment, and Copperfield represented approximately 14.8%, 25.1%, 7.1% and 53.0% of our net sales on a consolidated basis, respectively. Our consumer outlets segment, which is our smallest in terms of net sales, accounts for an even smaller percentage of our profitability because of increased competition from foreign suppliers and the delays we may encounter in passing along copper price increases to large retailers. To remain competitive, we are purchasing more labor intensive products from foreign sources for sale by this segment. Our segment information presented below includes a separate line for corporate adjustments, which consist of items not allocated to a particular business segment, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, management fees and intangible amortization. The period-to-period comparisons set forth in this section include information about our four segments.

Consolidated Results of Operations
     The following table sets forth, for the periods indicated, the consolidated statements of operations data in thousands of dollars and as a percentage of net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2007		2006		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Net sales	$114,414	100.0%	$247,018	100.0%	$205,212	100.0%	$356,414	100.0%
Gross profit	24,628	21.5	28,378	11.5	41,197	20.1	44,864	12.6
Selling, engineering, general and administrative expenses	7,149	6.2	11,005	4.5	13,891	6.8	19,485	5.5
Intangible amortization expense	—	0.0	2,563	0.1	—	0.0	2,563	0.7
Restructuring charges	319	0.3	163	1.0	319	0.2	527	0.1

Operating income	17,160	15.0	14,647	5.9	26,987	13.2	22,289	6.3
Interest expense, net	4,256	3.7	8,120	3.3	8,321	4.1	11,224	3.1
Other (income) expense, net	—	0.0	17	0.0	(11)	0.0	27	0.0

Income before income taxes	12,904	11.3	6,510	2.6	18,677	9.1	11,038	3.1
Income tax expense	109	0.1	2,412	1.0	774	0.4	4,146	1.2

Net income	$12,795	11.2	$4,098	1.7	$17,903	8.7	$6,892	1.9

Capital expenditures	$645		$2,743		$1,553		$3,045
Depreciation and amortization expense	$1,321		$6,412		$2,825		$7,523
EBITDA (1)	$18,481		$21,042		$29,823		$29,785

(1)	EBITDA represents net income (loss) before interest expense, income tax expense and depreciation and amortization expense. EBITDA is a performance measure and liquidity measure used by our management, and we believe it is commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and ability to incur and service debt. Our management believes that EBITDA is useful to investors in evaluating our operating performance because it provides a means to evaluate the operating performance of our business on an ongoing basis using criteria that are used by our internal decision-makers for evaluation and planning purposes, including the preparation of annual operating budgets and the determination of levels of operating and capital investments. In particular, our management believes that EBITDA is a meaningful measure because it allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For example, our management believes that the inclusion of items such as taxes, interest expense, and interest income can make it more difficult to identify and assess operating trends affecting our business and industry. Furthermore, our management believes that EBITDA is a performance measure that provides investors, securities analysts and other interested parties with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. Finally, EBITDA also closely tracks Consolidated EBITDA, a liquidity measurement that is used in calculating financial covenants in both our credit facility and the indenture for our senior notes.

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

2006 EBITDA includes a restructuring charge of $0.3 million. 2007 EBITDA includes $0.2 and $0.5 million of restructuring charges and $1.0 million and $2.0 million for stock-based compensation expense in the three months and six months ended June 30, respectively, and $2.7 million of inventory fair valuation due to the Copperfield acquisition. Changes in operating assets and liabilities exclude amortization of debt issuance costs, which is included in interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
		(In thousands)
Net income	$12,795	$4,098	$17,903	$6,892
Interest expense, net	4,256	8,120	8,321	11,224
Income tax expense	109	2,412	774	4,146
Depreciation and amortization expense	1,321	6,412	2,825	7,523

EBITDA	$18,481	$21,042	$29,823	$29,785

     The following is a reconciliation of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
		(In thousands)
Net cash flow from operating activities	$(2,785)	$(28,196)	$5,705	$(13,976)
Interest expense, net	4,256	8,120	8,321	11,224
Income tax expense	109	2,412	774	4,146
Deferred tax provisions	(10)	1,594	(21)	1,947
Gain (loss) on sale of fixed assets	(77)	—	(141)	1
Gain on sale of investment-net	—	—	11	—
Stock-based compensation	—	(1,049)	—	(2,022)
Changes in operating assets and liabilities	16,988	38,161	15,174	28,465

EBITDA	$18,481	$21,042	$29,823	$29,785

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
     Net sales — Net sales for the three months ended June 30, 2007 were $247.0 million compared to $114.4 million for the three months ended June 30, 2006, an increase of $132.6 million or 115.9%. This increase in net sales was primarily due to the acquisition of Copperfield, which accounted for 114.3% of the increase and, together with increased demand in the consumer segment, more than offset net sales declines in the other segments due to volume declines net of price increases. There was a 81.9% increase in volume in the three months ended June 30, 2007 compared to the prior period primarily due to the acquisition of Copperfield, which accounted for 86.5% of the increase and, in addition to increased demand from existing customers in our consumer outlets segment, offset a decline in demand from existing customers in our other segments. Volume changes between comparative periods are measured in total pounds shipped. Except for the addition of Copperfield products, product mix in units for this time period was relatively consistent.
     Gross profit — Gross profit margin for the three months ended June 30, 2007 was 11.5% compared to 21.5% for the three months ended June 30, 2006. The decrease in the gross profit margin was primarily due to the Copperfield acquisition. Copperfield prices its products to earn a fixed dollar margin per pound of goods sold, which effectively mitigates the effect of copper price volatility, but in rising copper environments compresses the gross profit percentage. Also contributing to the margin erosion were pricing pressures due to lower market demand in many of our channels and plant realignments, offset by the ability to spread fixed costs over a somewhat higher revenue base.
     Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the three months ended June 30, 2007 was $11.0 million compared to $7.1 million for the three months ended June 30, 2006. The increase between the two periods resulted primarily from the acquisition of Copperfield, an increase in professional fees due to our change in equity structure, an increase in stock compensation expense, and an increase in advertising expense due to new customer setups and promotions.
     Restructuring Charges — Restructuring charges for the three months ended June 30, 2007 were $0.2 million. These expenses were the result of the planned closure of our Siler City, North Carolina facility. Restructuring charges for the three months ended June 30, 2006 were $0.3 million. These expenses were the result of the planned closure of our Miami Lakes, Florida facility.

     Interest expense, net — Interest expense, net, for the three months ended June 30, 2007 was $8.1 million compared to $4.3 million for the three months ended June 30, 2006. The increase in interest expense, net, was due primarily to additional expense related to the 2007 Notes and increased borrowings under our revolving line of credit due to the Copperfield acquisition.
     Income tax expense — Income tax expense was $2.4 million for the three months ended June 30, 2007 compared to $0.1 million for the three months ended June 30, 2006. Income tax expense increased primarily because of a change from S corporation status to C corporation status in October 2006, resulting in increased tax expense.
Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
     Net sales — Net sales for the six months ended June 30, 2007 were $356.4 million compared to $205.2 million for the six months ended June 30, 2006, an increase of $151.2 million or 73.7%. This increase in net sales was primarily due to the acquisition of Copperfield, which accounted for 63.8% of the increase and, together with increased demand in the consumer segment, more than offset net sales declines in the other segments due to volume declines net of price increases. There was a 43.2% increase in volume in the six months ended June 30, 2007 compared to the prior period primarily due to the acquisition of Copperfield, which accounted for 44.9% of the increase and, in addition to increased demand from existing customers in our consumer outlets segment, offset a decline in demand from existing customers in our other segments. Volume changes between comparative periods are measured in total pounds shipped. With the exception of Copperfield products, product mix in units for this time period was relatively consistent.
     Gross profit — Gross profit margin for the six months ended June 30, 2007 was 12.6% compared to 20.1% for the six months ended June 30, 2006. The decrease in the gross profit margin was primarily due to the Copperfield acquisition. Copperfield prices its products to earn a fixed dollar margin per pound of goods sold, which effectively mitigates the effect of copper price volatility, but in higher priced copper markets, compresses the gross profit percentage. Other contributing factors to the decrease in the gross profit margin were the rapid drop in copper during the end of 2006 and the beginning of 2007, which resulted in compressed margins across most business segments due to the lag in working through our inventory layers in the beginning of the year, pricing pressures due to lower market demands in many of our channels, and plant realignments, offset by the ability to spread fixed costs over a somewhat higher revenue base.
     Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the six months ended June 30, 2007 was $19.5 million compared to $13.9 million for the six months ended June 30, 2006. The increase between the two periods resulted primarily from the acquisition of Copperfield, an increase in professional fees due to our change in equity structure, an increase in stock compensation expense, and an increase in advertising expense due to new customer setups and promotions.
     Restructuring Charges — Restructuring charges for the six months ended June 30, 2007 were $0.5 million. These expenses were the result of the planned closure of our Siler City, North Carolina facility. Restructuring charges for the six months ended June 30, 2006 were $0.3 million. These expenses were the result of the planned closure of our Miami Lakes facility.
     Interest expense, net — Interest expense, net, for the six months ended June 30, 2007 was $11.2 million compared to $8.3 million for the six months ended June 30, 2006. The increase in interest expense, net, was due primarily to additional interest payable for the 2007 Notes and borrowings under our revolving line of credit due to the acquisition of Copperfield.
     Income tax expense — Income tax expense was $4.1 million for the six months ended June 30, 2007 compared to $0.8 million for the six months ended June 30, 2006. Income tax expense increased primarily because of a change from S corporation status to C corporation status in October 2006, resulting in increased tax expense.

Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended June 30,				Six months ended June 30,
	2006		2007		2006		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Net Sales:
Electrical / Wire and Cable Distributors	$38,894	34.0%	$36,640	14.8%	$70,907	34.6%	$72,322	20.3%
Specialty Distributors and OEMs	63,261	69.6	61,944	25.1	112,105	54.6	117,513	33.0
Consumer Outlets	12,259	10.7	17,611	7.1	22,200	10.8	35,756	10.0
Copperfield	—	—	130,823	53.0	—	—	130,823	36.7

Total	$114,414	100.0%	$247,018	100.0%	$205,212	100.0%	$356,414	100.0%

Operating Income:
Electrical / Wire and Cable Distributors	$7,861	20.2%	$4,010	10.9%	$12,821	18.1%	$6,772	9.4%
Specialty Distributors and OEMs	9,690	12.2	6,800	11.0	15,400	13.7	11,121	9.5
Consumer Outlets	776	6.4	1,756	10.0	883	4.0	3,746	10.5
Copperfield	—	—	3,516	2.7	—	—	3,516	2.7

Total	18,327		16,082		29,104		25,155
Corporate	(1,167)		(1,435)		(2,117)		(2,866)

Consolidated operating income	$17,160	15.0%	$14,647	5.9%	$26,987	13.2%	$22,289	6.3%

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the three months ended June 31, 2007 were $36.6 million compared to $38.9 million for the three months ended June 30, 2006, a decrease of $2.3 million or 5.9%. This decrease was due primarily to a decline in demand from existing customers, offset by price increases as a result of inflationary increases in raw material prices. There was a decrease in volume of 4.4% primarily due to weaknesses in the residential construction markets. This decline was somewhat offset by strength in the MRO, industrial and commercial construction markets.
     Operating income for our electrical/wire and cable distributors segment for the three months ended June 30, 2007 was $4.0 million compared to $7.9 million for the three months ended June 30, 2006, a decrease of $3.9 million, or 49.4%. This decrease resulted from pricing pressures due to lower market demand, the costs of plant realignments and stock compensation expense.
Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the three months ended June 30, 2007 were $61.9 million compared to $63.3 million for the three months ended June 30, 2006, a decrease of $1.4 million, or 2.2%. There was a decrease in volume of 7.8% due to declines in demand from our existing customers, offset by price increases as a result of inflationary increases in raw material prices and growth and market share gains in our industrial and irrigation channels.

     Operating income for our specialty distributors and OEMs segment for the three months ended June 30, 2007 was $6.8 million compared with $9.7 million for the three months ended June 30, 2006, a decrease of $2.9 million or 29.9%. This decrease was primarily due to the decline across most business channels due to pricing pressures and lower market demand, the costs of plant realignments, and stock compensation expense due to options issued, offset by the ability to spread fixed costs across a larger revenue base.
Consumer Outlets
     Net sales for our consumer outlets segment for the three months ended June 30, 2007 were $17.6 million compared to $12.3 million for the three months ended June 30, 2006, an increase of $5.3 million or 43.1%. This increase was due primarily to a volume increase of 34.1% and price increases associated with raw material cost increases. The volume increase was due primarily to an increase of automotive product sales due to improved market conditions compared to 2006 and to initial stocking orders for product line expansions with existing customers in 2007.
     Operating income for our consumer outlets segment for the quarter ended June 30, 2007 was $1.8 million compared to $0.8 million for the three months ended June 30, 2006, an increase of approximately $1.0 million or 125.0%. This increase was largely due to strength in demand in our automotive channel, expanded product placement with existing customers, the ability to spread fixed costs across a larger revenue base, improved operational efficiencies due to plant realignments in 2006 and the ability to secure price increases. This was offset by stock compensation expense and the accrual of management bonuses due to increased profitability.
Copperfield
     No comparison is presented for Copperfield because it was not included in our financial results in 2006.
     Operating income for Copperfield is reduced by the one time impact of the fair value step-up to inventories of $2.7 million and the amortization of intangible assets of $2.6 million.
Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the six months ended June 30, 2007 were $72.3 million compared to $70.9 million for the six months ended June 30, 2006, an increase of $1.4 million or 2.0%. This increase was due primarily to selling price increases as a result of inflationary increases in raw material prices. There was a decrease in volume of 1.3% primarily due to weaknesses in the residential construction markets. This decline was somewhat offset by strength in the MRO, industrial and commercial construction markets.
     Operating income for our electrical/wire and cable distributors segment for the six months ended June 30, 2007 was $6.8 million compared to $12.8 million for the six months ended June 30, 2006, a decrease of $6.0 million, or 46.9%. This decrease was attributed to the rapid drop in copper during the end of 2006 and beginning of 2007, which resulted in compressed margins due to the lag in working through our inventory layers, working capital initiatives, pricing pressures due to lower market demand, the costs of plant realignments, and stock compensation expense, offset by the ability to spread fixed costs across a larger revenue base.
Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the six months ended June 30, 2007 were $117.5 million compared to $112.1 million for the six months ended June 30, 2006, an increase of $5.4 million, or 4.8%. There was a decrease in volume of 7.5% due to declines in demand from our existing customers, offset by growth and market share gains in our OEM/government, industrial, and irrigation channels.
     Operating income for our specialty distributors and OEMs segment for the six months ended June 30, 2007 was $11.1 million compared with $15.4 million for the six months ended June 30, 2006, a decrease of $4.3 million or 27.9%. This decrease was primarily due to the rapid drop in copper prices during the end of

2006 and beginning of 2007 which resulted in compressed margins across most business channels due to the lag in working through our inventory layers, working capital initiatives, pricing pressures due to lower market demand in some of our business channels, the costs of plant realignments, and stock compensation expense due to options issued, offset by the ability to spread fixed costs across a larger revenue base.
Consumer Outlets
     Net sales for our consumer outlets segment for the six months ended June 30, 2007 were $35.8 million compared to $22.2 million for the six months ended June 30, 2006, an increase of $13.6 million or 61.3%. This increase was due primarily to a volume increase of 31.2% and price increases associated with raw material cost increases. The volume increase was due primarily to an increase of automotive product sales due to improved market conditions compared to 2006 and to initial stocking orders for product line expansions with existing customers in 2007.
     Operating income for our consumer outlets segment for the six months ended June 30, 2007 was $3.8 million compared to $0.9 million for the six months ended June 30, 2006, an increase of approximately $2.9 million, or 322.2%. This increase was largely due to strength in demand in our automotive channel, expanded product placement with existing customers, the ability to spread fixed costs across a larger revenue base, improved operational efficiencies due to plant realignments in 2006 and the ability to secure price increases. This was offset by stock compensation expense and the accrual of management bonuses due to increased profitability.
Copperfield
     No comparison is presented for Copperfield because it was not included in our financial results in 2006.
     Operating income for Copperfield is reduced by the one time impact of the fair value step-up to inventories of $2.7 million and the amortization of intangible assets of $2.6 million.
Liquidity and Capital Resources
Debt
     As of June 30, 2007, we had the following long-term debt (including capital lease obligations) outstanding:

As of
June 30, 2007
Revolving credit facility	$100,864
Senior notes	243,293
Capital lease obligations	515
Other long-term debt	414

Total long-term debt	$345,086

Senior Secured Revolving Credit Facility
     Our credit facility dated as of September 28, 2004, with Wachovia Bank, National Association (“agent”) provided for an asset-based credit facility whereby we may receive from time to time an aggregate amount of advances not to exceed the lesser of (i) $75.0 million or (ii) the sum of 85% of eligible accounts receivable and 55% of eligible inventory, with a sublimit for letters of credit of up to $5.0 million.
     The credit facility accrued interest at an average rate of 7.1%, and our average borrowed amount was $87.7 million for the three-month period ended June 30, 2007. We had no borrowings for the three-months ended March 31, 2007.
     On April 2, 2007, in connection with our acquisition of Copperfield, we entered into the Revolving Credit Agreement with Wachovia Bank, National Association, as administrative agent (“agent”), which amends and restates the previously existing agreement in its entirety, and provides for an asset-based revolving credit facility with aggregate advances not to exceed the lessor of (i) $200.0 million or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10.0 million sublimit for letters of credit. The Revolving Credit Facility (the “Revolving Credit Facility”) matures on April 2, 2012. Interest is payable, at our option, at the agent’s prime rate plus a range of 0.0% to 0.5% or the Libor rate plus a range of 1.25% to 1.75%, in each case based on quarterly average excess availability under the revolving credit facility.
     Our Revolving Credit Facility under the Revolving Credit Agreement is guaranteed by our domestic subsidiaries on a joint and several basis, either as a co-borrower or a guarantor, and is secured by substantially all of our assets and the assets of our domestic subsidiaries, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all the capital stock of each of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries, if any.
     The Revolving Credit Agreement contains financial covenants requiring us to maintain a minimum fixed charge coverage ratio and to maintain minimum excess availability under the credit facility. In addition, the Revolving Credit Agreement contains affirmative and negative covenants, including restrictions on the payment of dividends and distributions, indebtedness, liens, investments, guarantees, mergers and consolidations, sales of assets, affiliate transactions, sale and leaseback transactions and leases. We are also prohibited by the Revolving Credit Agreement from making prepayments on our senior notes, except for scheduled payments required pursuant to the terms of such senior notes. The financial covenants in the Revolving Credit Agreement:
•	require us to maintain a fixed share coverage ratio of not less than 1.1 to 1.0 for any month during which excess availability under the credit facility falls below $30.0 million, and

•	require us to maintain excess availability under the credit facility of not less than $10.0 million.
Senior Notes
     On September 28, 2004, we issued senior notes in an aggregate principal amount of $120.0 million, bearing interest at a fixed rate of 9.875% and maturing in 2012. The notes are guaranteed by our domestic restricted subsidiaries.
     On April 2, 2007, in connection with our acquisition of Copperfield, we issued the 2007 Notes in an aggregate principal amount of $120.0 million, bearing interest at a fixed rate of 9.875% and maturing in 2012, and having the same terms and conditions as our senior notes issued in 2004, which were issued under the same indenture. We sold these notes at a premium to par value of 2.875%, resulting in proceeds to us of $123.5 million. Because of the issuance of these notes, our outstanding notes have an aggregate principal amount of $240.0 million.
     The indenture includes a covenant that prohibits us from incurring additional indebtedness (other than certain permitted indebtedness, including but not limited to the maximum availability under our credit facility), unless our consolidated fixed charge coverage ratio is greater than 2.0 to 1.0. As of June 30, 2007, our consolidated fixed charge coverage ratio was 2.8 to 1.0. Upon the occurrence of a change of control, we must offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of our assets; enter into sale and leaseback transactions; and enter into transactions with affiliates.
     As of June 30, 2007, we were in compliance with all of the covenants contained in the indenture. We may redeem some or all of the notes at any time on or after October 1, 2008, at redemption prices set forth in the indenture. In addition, before October 1, 2007, we may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109.875% of their aggregate principal amount, plus accrued interest, with the cash proceeds form certain kinds of equity offerings.

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
     Based on the foregoing, we believe that cash flow from operations and borrowings under our Revolving Credit Agreement will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.
     On April 2, 2007, we sold the 2007 Notes, and entered into the Revolving Credit Agreement. We financed the Copperfield acquisition and related transaction expenses with the proceeds from the sale of 2007 Notes of $123.5 million, borrowings under our Revolving Credit Agreement of $73.6 million, and cash on hand of $22.9 million.
     If we experience a deficiency in earnings with respect to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows form operations and borrowings under the credit facility. If cash flows generated form our operations, together with borrowings under our credit facility, is not sufficient to fund our operations, debt service and capital expenditures and we need to seek additional sources of capital, the limitations contained in the credit facility and the indenture relating to our senior notes on our ability to incur debt could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay or forego capital spending or other corporate initiatives, such as the development of products, or acquisition opportunities.
     Net cash used by operating activities for the six months ended June 30, 2007 was $14.0 million compared to net cash provided by operating activities of $5.7 million for the six months ended June 30, 2006. The primary factors contributing to the increase in cash used by operating activities for the six months ended June 30, 2007 compared to 2006 were: (i) a $11.0 million decrease in net income; (ii) a $8.8 million increase in cash used by accounts receivable due to increases in selling prices and timing of collections ; (iii) a $10.4 increase in cash used by inventories due to higher raw material costs and increased quantities; and (iv) a $3.2 million increase in cash used by prepaid expenses. These factors were offset by: (i) a $2.0 million increase in stock-based compensation; a (ii) a $5.6 million increase in accounts payable due to timing of payments; (iii) a $3.4 million increase in accrued liabilities ; (iv) a $4.8 million increase in amortization due to additional debt acquisition costs and intangibles acquired in the purchase of Copperfield.
     Net cash used in investing activities for the six months ended June 30, 2007 was $218.4 million due to $3.0 million of capital expenditures and $215.4 million for the acquisition of Copperfield.
     Net cash provided by financing activities for the six months ended June 30, 2007 was $217.8 million, due to net borrowings under our revolving loan facilities of $99.1 million and the issuance of additional senior notes of $119.6 million including premiums, net of fees and expenses. This was offset by the payment of long-term debt of $0.5 million and $0.4 million of common stock issuance costs related to the private equity offering.
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
     We estimate the total remaining cost of the closure and realignment to be approximately $0.1 million, which includes cash expenditures of approximately $36,000 for equipment relocation costs and $0.1 million for other costs related to the closure. We expect that the closure will be complete by the end of the first quarter of 2008.
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
Contractual Obligations
     The following table sets forth information about our contractual obligations and commercial commitments as of June 30, 2007:

	Payments Due by Period
		Less
		than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Current and long-term debt obligations (including interest)	$374,862	$24,934	$73,452	$276,369	$107
Capital lease obligations (including interest)	1,064	509	555	—	—
Operating lease obligations	19,756	4,055	5,681	4,922	5,098
Purchase obligations	73,927	73,927	—	—	—
     Purchase obligations primarily consist of purchase orders and other contractual arrangements for inventory and raw materials.

     We will be required to make future cash contributions to our defined contribution savings plans. The estimate for these contributions is approximately $0.5 million during 2007. Estimates of cash contributions to be made after 2007 are difficult to determine due to the number of variable factors that impact the calculation of defined contribution savings plans.
     We anticipate being able to meet our obligations as they come due.
Off-Balance Sheet Assets and Obligations
     We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
     In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN No. 48 also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN No. 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007 with no cumulative effect adjustment required. As of the date of adoption, we had no unrecognized tax benefits.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No, 115 (SFAS No, 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of the provisions of SFAS No. 159 will materially impact our consolidated financial position, results of operations, or cash flows.
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
     • the consumation of acquisitions, including Copperfield
     • failure to identify, finance or integrate acquisitions; and
     • other risks and uncertainties, including those described under “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
          Commodity Risk. We generally do not enter into arrangements to hedge price fluctuations for copper or other commodities used to manufacture our products, although we have done so from time to time, primarily in our consumer outlets segment. The terms of these hedging arrangements generally are less than one year. We had no outstanding commodity hedging arrangements at June 30, 2007.
          Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. The interest rate on our credit facility is based on either the lenders’ prime rate or LIBOR. Based on an assumed $100.9 million of borrowings outstanding under our credit facility, a one percentage point change in LIBOR would change our annual interest expense by approximately $1.0 million.
ITEM 4. Controls and Procedures
          Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
          There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15D-15(f)) during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the acquisition of Copperfield and the incorporation of Copperfield’s condensed consolidated financial statements into our consolidation process, we have adopted Copperfield’s internal controls with respect to Copperfield.

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
     We might not be successful in integrating the operations of Copperfield with Coleman Cable, and, we might not perform as we expect. Some of the integration challenges we face include differences in corporate culture and management styles, additional or conflicting governmental regulations, disparate company policies and practices, customer relationship issues and retention of key officers and personnel. In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time they have to manage Coleman Cable. We cannot make assurances that we will successfully or cost-effectively integrate operations. The failure to do so could have a negative effect on results of operations or profitability. The process of integrating operations could cause some interruption of, or the loss of momentum in, the activities of one or more of our businesses.
ITEM 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Shareholders’ Meeting on May 14, 2007, for the purpose of (i) electing directors, (ii) approving an amendment to the Coleman Cable, Inc. Long-Term Incentive Plan and (iii) ratifying the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2007.
     Each of the nominees for director, as listed in the proxy statement, was elected with the number of votes set forth below.

Name	Votes For	Votes Withheld
Nachum Stein	11,910,268	1,382,059
G. Gary Yetman	12,614,291	678,036
Denis Springer	12,335,788	956,539
     The amendment to the Coleman Cable, Inc. Long-Term Incentive Plan was approved as follows: 9,727,701 shares voted in favor of the amendment, 4,600 shares voted against the amendment; there were no abstentions and there were 3,560,026 broker non-votes.
     The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2007 was ratified. Of the total votes cast, 13,292,327 were cast for the proposal, no votes were cast against the proposal, and there were no abstentions and no broker non-votes.
ITEM 6. Exhibits
See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC. (Registrant)
Date: August 14, 2007	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: August 14, 2007	By	/s/ Richard N. Burger
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.		Description

2.0	—	Equity Interest Purchase Agreement dated as of March 11, 2007, among Coleman Cable, Inc., the Copperfield Sellers defined therein and, solely with respect to Section 10.10 therof, the additional signatures thereto., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

3.1	—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2	—	Amended and Restated By-Laws of Coleman Cable, Inc., effective as of October 11, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.1	—	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.2	—	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.3	—	Registration Rights Agreement, dated October 11, 2006 between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.4	—	Shareholders Agreement, dated October 11, 2006 between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.5	—	Registration Rights Agreement dated April 2, 2007 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on July 13, 2007.

10.1	—	Credit Agreement dated as of September 28, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, ING Capital LLC and National City Business Credit, Inc., as Syndication Agents, and PNC Bank, National Association and Associated Bank, National Association, as Documentation Agents, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.2	—	First Amendment and Waiver to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.3	—	Second Amendment to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.4	—	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Item No.		Description

10.5	—	Third Amendment to Credit Agreement dated as of November 2, 2005 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.6	—	Fourth Amendment to Credit Agreement dated as of August 14, 2006, among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.7	—	Amended and Restated Credit Agreement dated as of April 2, 2007, among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

*10.8	—	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and G. Gary Yetman, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.9	—	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Richard N. Burger, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.10	—	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Jeffrey D. Johnston , incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.11	—	Consulting Agreement dated as of October 11, 2006 by and between Coleman Cable, Inc. and David Bistricer, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.12	—	Consulting Agreement dated as of October 11, 2006 by and between Coleman Cable, Inc. and Nachum Stein, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.13	—	2006 Long-Term Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.14	—	Form of Non-Qualified Stock Option Agreement Under the 2006 Long-Term Incentive Plan, incorporated herein by reference to our Form S-1 filed on November 16, 2006.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.