Form 10-Q
period 2007-09-30
Coleman Cable, Inc.
filed 2007-11-13
CIK 1323653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐Yes ☑ No
Common shares outstanding as of November 12, 2007: 16,786,895

PART I.
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
NET SALES	$114,925	$253,453	$320,137	$609,867
COST OF GOODS SOLD	90,697	224,287	254,712	535,837

GROSS PROFIT	24,228	29,166	65,425	74,030

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	9,158	11,753	23,049	31,238
INTANGIBLE AMORTIZATION EXPENSE	—	2,522	—	5,085
RESTRUCTURING CHARGES	891	53	1,210	580

OPERATING INCOME	14,179	14,838	41,166	37,127

INTEREST EXPENSE, NET	4,185	8,187	12,506	19,411
OTHER (INCOME) LOSS, NET	—	2	(11)	29

INCOME BEFORE INCOME TAXES	9,994	6,649	28,671	17,687

INCOME TAX EXPENSE	235	2,606	1,009	6,752

NET INCOME	$9,759	$4,043	$27,662	$10,935

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE
Basic	$0.77	$0.24	$2.17	$0.65
Diluted	0.77	0.24	2.17	0.65
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,753	16,787	12,751	16,787
Diluted	12,753	16,796	12,751	16,789
UNAUDITED PRO FORMA DATA
PRO FORMA NET INCOME
Income before income taxes	$9,994		$28,671
Pro forma income tax expense	4,024		11,483

Pro forma net income	5,970		17,188

PRO FORMA NET INCOME PER SHARE
Basic	$0.47		$1.35
Diluted	0.47		1.35
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except per share data)
(unaudited)

	December 31,	September 30,	September 30,
	2006	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,734	$52	$5,920
Accounts receivable, less allowance for uncollectible accounts of $2,092, $2,262 and $3,711, respectively	62,318	73,672	149,860
Inventories	66,765	80,377	128,546
Deferred income taxes	2,136	104	2,313
Assets held for sale	—	—	661
Prepaid expenses and other current assets	2,739	4,133	5,237

Total current assets	148,692	158,338	292,537

PROPERTY, PLANT AND EQUIPMENT:
Land	579	579	2,809
Buildings and leasehold improvements	7,636	7,535	15,112
Machinery, fixtures and equipment	45,125	44,684	98,946

	53,340	52,798	116,867
Less accumulated depreciation and amortization	(31,762)	(30,634)	(39,137)
Construction in progress	244	693	3,184

Property, plant and equipment, net	21,822	22,857	80,914

GOODWILL	60,628	60,642	103,398
INTANGIBLE ASSETS, NET	10	—	59,326
OTHER ASSETS, NET	4,593	4,826	9,857

TOTAL ASSETS	$235,745	$246,663	$546,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$936	$44,973	$901
Accounts payable	13,091	36,589	53,952
Accrued liabilities	19,582	19,458	32,687

Total current liabilities	33,609	101,020	87,540

LONG-TERM DEBT	121,571	121,721	343,846
LONG-TERM LIABILITIES, NET	—	—	39
DEFERRED INCOME TAXES	2,724	160	23,161
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 31,260 authorized; and 12,787 issued and outstanding on September 30, 2006 and 16,787 on December 31, 2006 and September 30, 2007	17	13	17
Additional paid-in capital	80,421	26,077	83,091
Retained earnings (accumulated deficit)	(2,597)	(2,328)	8,338

Total shareholders’ equity	77,841	23,762	91,446

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$235,745	$246,663	$546,032

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(unaudited)

	Nine months ended September 30,
	2006	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$27,662	$10,935
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	4,799	14,811
Stock-based compensation	531	3,121
Deferred tax provision (credit)	147	(3,924)
(Gain) loss on disposal of fixed assets	313	(12)
Gain on sale of investment	(11)	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(14,832)	(25,950)
Inventories	(12,488)	(20,180)
Prepaid expenses and other assets	(1,251)	(1,706)
Accounts payable	14,583	7,891
Accrued liabilities	2,682	9,654

Net cash flow from operating activities	22,135	(5,360)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,157)	(4,929)
Acquisition of business, net of cash acquired	—	(214,810)
Proceeds from sale of fixed assets	42	18
Proceeds from sale of investment	82	59

Net cash flow from investing activities	(2,033)	(219,662)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving loan facilities, net of issuance costs	(1,950)	98,196
Issuance of senior notes, net of issuance costs	—	119,380
Common stock issuance costs	—	(451)
Repayment of long-term debt	(656)	(917)
Dividends paid to shareholders	(17,502)	—

Net cash flow from financing activities	(20,108)	216,208

DECREASE IN CASH AND CASH EQUIVALENTS	(6)	(8,814)

CASH AND CASH EQUIVALENTS — Beginning of period	58	14,734

CASH AND CASH EQUIVALENTS – End of period	$52	$5,920

NONCASH ACTIVITY
Unpaid capital expenditures	46	210
Capital lease obligation	—	16
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	387	12,244
Cash interest paid	8,865	9,557
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
          Copperfield’s financial results are reported as one segment (see Note 13).
          The following transactions occurred on April 2, 2007 in connection with the Copperfield acquisition:
•	The Company issued additional senior notes (the “2007 Notes”) in an aggregate principal amount of $120,000. See Note 7 for further discussion.

•	The Company entered into an Amended and Restated Credit Facility (the “Revolving Credit Facility”) with Wachovia Bank, National Association, which amended and restated the existing revolving credit agreement in its entirety. See Note 7 for further discussion.

•	All outstanding equity interests of Copperfield were acquired for $215,449, which includes (a) a reduction to the purchase price as a result of a working capital true-up adjustment of $467 and (b) acquisition related costs of $2,916.
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

Cash	$639
Accounts receivable	61,592
Inventory	41,601
Other current assets	832
Property and equipment	63,445
Intangible assets	64,400
Goodwill	42,770
Other assets	607

Total assets acquired	275,886

Current liabilities	(36,211)
Long-term liabilities, net	(42)
Deferred income taxes	(24,184)

Total liabilities assumed	(60,437)

Net assets acquired	$215,449

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

     Amortization expense for the three and nine months ended September 30, 2007 was $2,538 and $5,075, respectively. Amortization expense for the Company on all amortizable intangible assets during each of the next five calendar years is expected to be:

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Net sales	$248,496	$253,453	$697,039	$731,193
Net income	$4,306	$3,954	$14,028	$10,336
Earnings per share:
Basic	$0.34	$0.24	$1.10	$0.62
Diluted	$0.34	$0.24	$1.10	$0.62
4. RESTRUCTURING CHARGES
          On April 14, 2006, the Company announced the closing of its leased manufacturing and distribution facility located in Miami Lakes, Florida. The Company determined that the efficient utilization of its manufacturing assets would be enhanced by partial relocation of production to the Company’s plant in Waukegan, Illinois and additional international sourcing.
          On November 16, 2006, the Company announced the closure of its Siler City, North Carolina facility. As of September 30, 2007 the Company had incurred $699 to close the Siler City facility, which includes approximately $111 for severance costs, $365 for equipment relocation costs, and $223 for other costs related to the closure. The Company estimates spending an additional $33 by the end of March 2008 to complete the plant closure. The Company has recorded $661 of assets held for sale for the building and property located in Siler City, North Carolina in the accompanying condensed consolidated balance sheet.
          The following table summarizes the restructuring activity for January 1, 2006 through September 30, 2007:

	Employee	Lease	Equipment	Other
	Severance	Termination	Relocation	Closing
	Costs	Costs	Costs	Costs	Total

Balance December 31, 2005	$—	$—	$—	$—	$—
Provision	147	662	262	325	1,396
Uses	(77)	(662)	(262)	(325)	(1,326)

Balance-December 31, 2006	$70	$—	$—	$—	$70
Provision	41	—	320	219	580
Uses	(111)	—	(320)	(219)	(650)

Balance September 30, 2007	$—	$—	$—	$—	$—

5. INVENTORIES
          Inventories consisted of the following:

	December 31, 2006	September 30, 2006	September 30, 2007
FIFO cost:
Raw materials	$11,975	$15,789	$39,920
Work in progress	3,293	3,803	6,163
Finished products	51,497	60,785	82,463

Total	$66,765	$80,377	$128,546

6. ACCRUED LIABILITIES
          Accrued liabilities consisted of the following:

	December 31, 2006	September 30, 2006	September 30, 2007
Salaries, wages and employee benefits	$5,117	$3,821	$7,276
Sales incentives	7,359	6,793	7,337
Income taxes	568	—	484
Interest	3,023	6,051	12,343
Other	3,515	2,793	5,247

Total	$19,582	$19,458	$32,687

7. DEBT

	December 31, 2006	September 30, 2006	September 30, 2007
Revolving credit facility	$—	$44,050	$100,004
Senior notes	120,000	120,000	243,136
Capital lease obligations	1,129	1,222	851
Other long-term debt, annual interest rates up to 6.25%, payable through 2019	1,378	1,422	756

	122,507	166,694	344,747
Less current portion	(936)	(44,973)	(901)

Long-term debt	$121,571	$121,721	$343,846

          In connection with the Company’s acquisition of Copperfield, on April 2, 2007, the Company issued the 2007 Notes in aggregate principal amount of $120,000 bearing interest at a fixed rate of 9.875% and maturing in 2012, and having the same terms and conditions as the Company’s senior notes issued in 2004 (the “2004 Notes”). The 2007 Notes are governed under the same indenture (the “Indenture”) as the 2004 Notes. The Company sold the 2007 Notes at a premium to par value of 2.875%, resulting in proceeds of $123,450. The Company amortizes the premium to the par value over the remaining life of the 2007 Notes. The premium was reduced by amortization of $157 and $314 for the three and nine months ended September 30, 2007, respectively. As a result, the Company now has senior notes (the “Notes”) outstanding having an aggregate principal amount of $240,000. The Company also entered into the Revolving Credit Facility, which amended and restated the previously existing revolving credit agreement in its entirety.
          In connection with the refinancing in September 2004, the Company incurred fees and expenses totaling $6,608. In connection with the issuance of the 2007 Notes and the Revolving Credit Facility, the Company incurred fees and expenses totaling $5,878, for total combined fees and expenses of $12,486. The applicable fees and expenses are amortized over approximately 5 years for the Revolving Credit Facility and the 2007 Notes and over 8 years for the 2004 Notes.
          Amortization of debt issue costs was $237 and $711 for the three and nine months ended September 30, 2006, respectively, and $483 and $1,179 for the three and nine months ended September 30, 2007, respectively. Accumulated amortization was $2,104, $1,870 and $3,283 as of December 31, 2006 and September 30, 2006 and 2007, respectively.
     The Revolving Credit Facility is an asset-based revolving credit facility with aggregate advances not to exceed the lesser of (i) $200,000 or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10,000 sublimit for letters of credit. The Revolving Credit Facility matures on April 2, 2012. Interest is payable, at the Company’s option, at the agent’s prime rate plus a range of 0.0% to 0.5% or the Eurodollar rate plus a range of 1.25% to 1.75%, in each case based on quarterly average excess availability under the Revolving Credit Facility. The Revolving Credit Facility combined with the previously existing Revolving Credit Facility accrued interest at an average rate of 7.04% and average borrowings of $95,476 for the six months ended September 30, 2007. The Company had no borrowings for the three months ended March 31, 2007. As of September 30, 2007, the Company had $84,340 of additional borrowing capacity, none of which was against the limit for letters of credit. The Company classifies the portion of the Revolving Credit Facility that is expected to be paid within the next year as a current liability.
     On November 1, 2007, the Company amended the Revolving Credit Agreement. The amendment permits the Company to acquire substantially all of the assets of Woods Industries, Inc. (“Woods U.S.”), and all of the capital stock of Woods Industries (Canada) Inc. (“Woods Canada”), upon the satisfaction of certain conditions. The amendment also permits future investments by the Company in its Canadian subsidiaries in an aggregate amount, together with any investment made to consummate the acquisition of Woods Canada, not to exceed $25,000.
     The Revolving Credit Facility is guaranteed by its domestic subsidiaries on a joint and several basis, either as a co-borrower of the Company or a guarantor, and is secured by substantially all of its assets and the assets of its domestic subsidiaries, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all of the capital stock of each of its domestic subsidiaries and 65% of the capital stock of its foreign subsidiaries, if any.
     The Revolving Credit Facility contains financial covenants requiring the Company to maintain a minimum fixed charge coverage ratio and to maintain minimum excess availability under the credit facility. In addition, the Revolving Credit Facility contains affirmative and negative covenants, including restrictions on the payment of dividends and distributions, indebtedness, liens, investments, guarantees, mergers, and consolidations, sales of assets, affiliate transactions, sale and leaseback transaction and leases. The Company is also prohibited by the Revolving Credit Facility from making prepayments on the Notes, except for scheduled payments required pursuant to the terms of such senior notes. The financial covenants in the Revolving Credit Facility require the Company to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which excess availability under the Revolving Credit Facility falls below $30,000 and require the Company to maintain excess availability of not less than $10,000. The Company maintained greater than $30,000 of monthly excess availability in the six months ended September 30, 2007.
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

          The Company’s Indenture governing the Notes and Revolving Credit Facility contain covenants that limit the Company’s ability to pay dividends. Under these covenants the Company could not declare excess cash flow dividends for the three and nine months ended September 30, 2007. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.
8. COMMITMENTS AND CONTINGENCIES
     Operating Leases
          The Company leases certain of its buildings, machinery and equipment under operating lease agreements that expire at various dates over the next ten years. Rent expense for all operating leases for the three months ended September 30, 2006 and 2007 was $1,105 and $1,180, respectively. Rent expense for all operating leases for the nine months ended September 30, 2006 and 2007 was $2,615 and $2,939, respectively.
     Capital Leases
          The Company leases various manufacturing, office and warehouse properties and office equipment under capital leases that expire at various dates through 2009. The assets are amortized/depreciated over the shorter of their related lease terms or their estimated productive lives.
          Obligations under capital leases are included with debt in the accompanying condensed consolidated balance sheets. The gross amount of assets recorded under capital leases as of December 31, 2006 and September 30, 2006 and 2007 were $1,842, $1,842 and $1,858, respectively.
     Employee Benefits
          The Company provides defined contribution savings plans for management and other employees. The plans provide for fixed matching contributions based on the terms of such plans to the accounts of plan participants. Additionally, the Company, with the approval of its Board of Directors, may make discretionary contributions. The Company expensed $145 and $222 related to these savings plans for the three months ended September 30, 2006 and September 30, 2007, respectively, and $559 and $756 related to these savings plans for the nine months ended September 30, 2006 and September 30, 2007, respectively.
     Legal Matters
          The Company is party to one environmental claim. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located near Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980’s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwaters at the site with hazardous substances. In 1984, the U.S. Environmental Protection Agency listed this site on the National Priorities List. Riblet Products Corporation, with which the Company merged in 2000, was identified through due diligence as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the Environmental Protection Agency identifying it as a party potentially liable under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for cleanup of the site.
          In 2004, the Company along with other “potentially responsible parties” (“PRPs”) entered into a Consent Decree with the Environmental Protection Agency requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. The Company has entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, the Company is responsible for a 9.2% share of the costs for the RD/RA. The Company recorded a $415 accrual for this liability.

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
     Self-Insurance
          Prior to July 1, 2007 the Company was self-insured for health costs for covered individuals in six of its facilities; effective July 1, 2007, the Company became self-insured for health costs for covered individuals in all but one of its facilities. The accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. The Company’s self-insurance expenses were $342 and $1,870 for the three months ended September 30, 2006 and 2007, respectively, and $785 and $3,017 for the nine months ended September 30, 2006 and 2007, respectively.
     Tax Matters Agreement
          The Internal Revenue Service is currently examining the Company’s 2002, 2003 and 2004 federal income tax returns. During those years the Company was a Subchapter S corporation. In October 2006, the Company entered into a Tax Matters Agreement with the then existing shareholders that provided for, among other things, the indemnification of these shareholders for any increase in their tax liability, including interest and penalties, and reimbursement of their expenses (including attorneys’ fees) related to the period prior to the Company’s conversion to a C corporation, including as a result of the ongoing IRS examination. The Company has appealed the IRS findings. If the Company’s appeal of the IRS findings is unsuccessful, the Company is obligated to indemnify the shareholders pursuant to the Tax Matters Agreement. The Company recorded expense of $508 in December 2006. The Company recorded additional expense of $4 and $31 in the three and nine months ended September 30, 2007, respectively, for accrued interest which is included in other loss in the accompanying condensed consolidated statements of operations.
9. EARNINGS PER SHARE
          As of September 2006 and 2007, the dilutive effect of stock options outstanding on weighted average shares outstanding was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Basic weighted average shares outstanding	12,753	16,787	12,751	16,787
Dilutive effect of stock options	—	9	—	2

Diluted weighted average share outstanding	12,753	16,796	12,751	16,789

          Options with respect to 58 Common Shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 because they were antidilutive. There were no options outstanding during the three and nine months ended September 30, 2006.
10. STOCK BASED COMPENSATION
          As of September 30, 2007, the Company had one stock-based compensation plan for executives and certain key employees which authorizes the grant of stock options. The number of shares authorized for issuance under the Company’s plan as of September 30, 2007 totaled 1,650 shares of which 767 were available for future issuance at September 30, 2007.
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
          The Company recorded $1,099 and $3,121 in stock compensation expense for the three and nine months ended September 30, 2007, respectively. Adjusting for expected forfeitures, the Company estimates total remaining expense relating to stock options already issued will be $3,114. The Company expects to expense $3,737 in fiscal 2007, $1,810 in fiscal 2008, $661 in fiscal 2009, and $27 in fiscal 2010.
          Changes in stock options are as follows:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding January 1, 2007	825	$15.00	9.03
Granted	60	23.40	9.61
Exercised	—	—
Forfeited or expired	2	23.62

Outstanding September 30, 2007	883	15.57	9.07	—
Vested or expected to vest	851	15.57	9.07	—
Exercisable	—	—	—

          Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value.
          The fair value of options outstanding as of September 30, 2007 was $8.35 per option.
11. RELATED PARTIES
          The Company leases its corporate office facility (the “Corporate Office”) from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of the Company’s Board of Directors. Rent expense paid to HQ2 for the three months ended September 30, 2006 and 2007 was $90 and $93, respectively. Rent expense paid to HQ2 for the nine months ended September 30, 2006 and 2007 was $268 and $275, respectively.
          Two of the Company’s shareholders have consulting arrangements with the Company whereby, in addition to their service as directors of the Company, they provide advice and counsel on business planning and strategy, including advice on potential acquisitions. Under these consulting arrangements each eligible individual will receive $175 as annual compensation for their services. Pursuant to these arrangements, and for their service as directors, the Company paid each eligible individual $63 and $44 for the three months ended September 30, 2006 and 2007, respectively, and $188 and $131 for the nine months ended September 30, 2006 and 2007, respectively. As of October 2006, in addition to these consulting services, each will receive $75 as annual compensation for their services as co-chairmen of the board of directors. For the three and nine months ended September 30, 2007, $19 and $56, respectively, was expensed for each individual’s services as co-chairmen.
          David Bistricer is a member of the Company’s Board of Directors and owns Morgan Capital LLC (“Morgan Capital”), a company with 15 employees engaged in the real estate business. Prior to July 1, 2007, Morgan Capital’s employees purchased health insurance for themselves and their dependents from the Company’s insurance carrier at the same rates paid by the Company for its employees. This arrangement resulted in no additional cost to the Company. On July 1, 2007, the Company revised its health insurance arrangements so that it would self-insure its employees’ health coverage subject to an insurance policy providing catastrophic health coverage in the event the claims of any employee exceeded $40 in any year. The employees of Morgan Capital became part of the self insurance arrangement. Morgan Capital is now attempting to obtain separate insurance arrangements for its employees and expects that these arrangements will be in place by December 31, 2007, if not sooner. Morgan Capital has agreed to indemnify the Company for any payments it makes for any Morgan Capital participants in excess of premiums Morgan Capital pays to the Company, as well as for any administrative expenses relating to the participation of the Morgan Capital participants, which are not expected to be significant.
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
          Financial data for the Company’s business segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Net Sales:
Electrical/Wire and Cable Distributors	$40,540	$38,737	$111,447	$111,059
Specialty Distributors and OEMs	58,325	55,553	170,430	173,066
Consumer Outlets	16,060	17,593	38,260	53,349
Copperfield	—	141,570	—	272,393

Total	$114,925	$253,453	$320,137	$609,867

Operating Income:
Electrical/Wire and Cable Distributors	$7,238	$3,394	$20,058	$10,166
Specialty Distributors and OEMs	8,829	5,697	24,227	16,818
Consumer Outlets	1,542	1,437	2,424	5,183
Copperfield	—	6,083	—	9,599

Total	17,609	16,611	46,709	41,766
Corporate	(3,430)	(1,773)	(5,543)	(4,639)

Consolidated operating income	$14,179	$14,838	$41,166	$37,127

14. SUPPLEMENTAL GUARANTOR INFORMATION
          The payment obligations of the Company under the Notes and the Revolving Credit Facility (see Note 7) are guaranteed by certain of the Company’s 100% owned subsidiaries (“Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Coleman Cable, Inc. (the “Parent”) and the Guarantor Subsidiaries – CCI Enterprises, Inc., Oswego Wire Incorporated, CCI International, Copperfield, LLC, and Spell Capital Corporation.
     On April 2, 2007, Copperfield became a guarantor of the Notes and of the Revolving Credit Facility (see Note 3).

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$95,604	$23,225	$(3,904)	$114,925
COST OF GOODS SOLD	71,777	18,920	—	90,697

GROSS PROFIT	23,827	4,305	(3,904)	24,228

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	9,704	3,358	(3,904)	9,158
RESTRUCTURING CHARGES	891	—	—	891

OPERATING INCOME	13,232	947	—	14,179

INTEREST EXPENSE, NET	3,960	225	—	4,185

INCOME BEFORE INCOME TAXES	9,272	722	—	9,994

INCOME TAX EXPENSE	177	58	—	235
INCOME FROM GUARANTOR SUBSIDIARIES	664	—	(664)	—

NET INCOME	$9,759	$664	$(664)	$9,759

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$107,690	$150,976	$(5,213)	$253,453
COST OF GOODS SOLD	89,791	134,496	—	224,287

GROSS PROFIT	17,899	16,480	(5,213)	29,166

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	10,082	6,884	(5,213)	11,753
INTANGIBLE AMORTIZATION EXPENSE	3	2,519	—	2,522
RESTRUCTURING CHARGES	53	—	—	53

OPERATING INCOME	7,761	7,077	—	14,838

INTEREST EXPENSE, NET	5,208	2,979	—	8,187

OTHER LOSS	2	—	—	2

INCOME BEFORE INCOME TAXES	2,551	4,098	—	6,649

INCOME TAX EXPENSE	2,289	317	—	2,606
INCOME FROM GUARANTOR SUBSIDIARIES	3,781	—	(3,781)	—

NET INCOME	$4,043	$3,781	$(3,781)	$4,043

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$262,162	$69,532	$(11,557)	$320,137
COST OF GOODS SOLD	198,633	56,079	—	254,712

GROSS PROFIT	63,529	13,453	(11,557)	65,425

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	24,696	9,910	(11,557)	23,049
RESTRUCTURING CHARGES	1,210	—	—	1,210

OPERATING INCOME	37,623	3,543	—	41,166

INTEREST EXPENSE, NET	11,875	631	—	12,506

OTHER INCOME	(11)	—	—	(11)

INCOME BEFORE INCOME TAXES	25,759	2,912	—	28,671

INCOME TAX EXPENSE	435	574	—	1,009
INCOME FROM GUARANTOR SUBSIDIARIES	2,338	—	(2,338)	—

NET INCOME	$27,662	$2,338	$(2,338)	$27,662

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$324,270	$298,745	$(13,148)	$609,867
COST OF GOODS SOLD	270,709	265,128	—	535,837

GROSS PROFIT	53,561	33,617	(13,148)	74,030

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	27,716	16,670	(13,148)	31,238
INTANGIBLE AMORTIZATION EXPENSE	10	5,075	—	5,085
RESTRUCTURING CHARGES	580	—	—	580

OPERATING INCOME	25,255	11,872	—	37,127

INTEREST EXPENSE, NET	13,840	5,571	—	19,411

OTHER LOSS	29	—	—	29

INCOME BEFORE INCOME TAXES	11,386	6,301	—	17,687

INCOME TAX EXPENSE	6,285	467	—	6,752
INCOME FROM GUARANTOR SUBSIDIARIES	5,834	—	(5,834)	—

NET INCOME	$10,935	$5,834	$(5,834)	$10,935

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,719	$15	$—	$14,734
Accounts receivable—net of allowances	60,789	1,529	—	62,318
Intercompany receivable	—	16,168	(16,168)	—
Inventories	60,007	6,758	—	66,765
Deferred income taxes	1,931	205	—	2,136
Prepaid expenses and other current assets	2,268	1,838	(1,367)	2,739

Total current assets	139,714	26,513	(17,535)	148,692

PROPERTY, PLANT AND EQUIPMENT, NET	16,197	5,625	—	21,822
GOODWILL	60,487	141	—	60,628
INTANGIBLE ASSETS, NET	10	—	—	10
OTHER ASSETS, NET	4,590	3	—	4,593
INVESTMENT IN SUBSIDIARIES	22,480	—	(22,480)	—

TOTAL ASSETS	$243,478	$32,282	$(40,015)	$235,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$356	$580	$—	$936
Accounts payable	12,245	846	—	13,091
Intercompany payable	12,676	3,492	(16,168)	—
Accrued liabilities	17,049	3,900	(1,367)	19,582

Total current liabilities	$42,326	$8,818	$(17,535)	$33,609

LONG-TERM DEBT	120,686	885	—	121,571
DEFERRED INCOME TAXES	2,625	99	—	2,724

SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	17
Additional paid-in capital	80,421	1	(1)	80,421
Retained earnings (accumulated deficit)	(2,597)	22,479	(22,479)	(2,597)

Total shareholders’ equity	77,841	22,480	(22,480)	77,841

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$243,478	$32,282	$(40,015)	$235,745

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33	$19	$—	$52
Accounts receivable—net of allowances	71,387	2,285	—	73,672
Intercompany receivable	—	15,950	(15,950)	—
Inventories	72,087	8,290	—	80,377
Deferred income taxes	—	104	—	104
Prepaid expenses and other current assets	3,325	2,484	(1,676)	4,133

Total current assets	146,832	29,132	(17,626)	158,338

PROPERTY, PLANT AND EQUIPMENT, NET	16,893	5,964	—	22,857
GOODWILL	60,501	141	—	60,642
INTANGIBLE ASSETS, NET	—	—	—	—
OTHER ASSETS, NET	4,823	3	—	4,826
INVESTMENT IN SUBSIDIARIES	23,066	—	(23,066)	—

TOTAL ASSETS	$252,115	$35,240	$(40,692)	$246,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$44,395	$578	$—	$44,973
Accounts payable	35,342	1,247	—	36,589
Intercompany payable	10,465	5,485	(15,950)	—
Accrued liabilities	17,370	3,764	(1,676)	19,458

Total current liabilities	$107,572	$11,074	$(17,626)	$101,020

LONG-TERM DEBT	120,781	940	—	121,721
DEFERRED INCOME TAXES	—	160	—	160

SHAREHOLDERS’ EQUITY:
Common stock	13	—	—	13
Additional paid-in capital	26,077	1	(1)	26,077
Retained earnings (accumulated deficit)	(2,328)	23,065	(23,065)	(2,328)

Total shareholders’ equity	23,762	23,066	(23,066)	23,762
|	| | |
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$252,115	$35,240	$(40,692)	$246,663

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,905	$15	$—	$5,920
Accounts receivable—net of allowances	70,522	79,338	—	149,860
Intercompany receivable	39,730	15,634	(55,364)	—
Inventories, net	69,749	58,797	—	128,546
Deferred income taxes	1,858	455	—	2,313
Assets held for sale	661	—	—	661
Prepaid expenses and other current assets	3,722	3,939	(2,424)	5,237

Total current assets	192,147	158,178	(57,788)	292,537

PROPERTY, PLANT AND EQUIPMENT, NET	14,694	66,220	—	80,914
GOODWILL	60,541	42,857	—	103,398
INTANGIBLE ASSETS, NET	1	59,325	—	59,326
OTHER ASSETS, NET	9,289	568	—	9,857
INVESTMENT IN SUBSIDIARIES	243,709	—	(243,709)	—

TOTAL ASSETS	$520,381	$327,148	$(301,497)	$546,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$285	$616	$—	$901
Accounts payable	21,310	32,642	—	53,952
Intercompany payable	15,634	39,730	(55,364)	—
Accrued liabilities	25,192	9,919	(2,424)	32,687

Total current liabilities	62,421	82,907	(57,788)	87,540

LONG-TERM DEBT	343,415	431	—	343,846
LONG-TERM LIABILITIES, NET	—	39	—	39
DEFERRED INCOME TAXES	23,099	62	—	23,161

SHAREHOLDERS’ EQUITY:
Common Stock	17	—	—	17
Additional paid-in capital	83,091	215,396	(215,396)	83,091
Retained earnings	8,338	28,313	(28,313)	8,338

Total shareholders’ equity	91,446	243,709	(243,709)	91,446

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$520,381	$327,148	$(301,497)	$546,032

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$27,662	$2,338	$(2,338)	$27,662
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	4,151	648	—	4,799
Stock-based compensation	531	—	—	531
Deferred tax provision	—	147	—	147
Loss on disposal of fixed assets	313	—	—	313
Gain on sale of investment	(11)	—	—	(11)
Equity in consolidated subsidiaries	(2,338)	—	2,338	—
Changes in operating assets and liabilities:
Accounts receivable	(13,985)	(847)	—	(14,832)
Inventories	(10,805)	(1,683)	—	(12,488)
Prepaid expenses and other assets	(1,308)	(1,619)	1,676	(1,251)
Accounts payable	14,306	277	—	14,583
Intercompany accounts	(1,851)	1,851	—	—
Accrued liabilities	4,751	(393)	(1,676)	2,682

Net cash flow from operating activities	21,416	719	—	22,135

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,855)	(302)	—	(2,157)
Proceeds from sale of fixed assets	42	—	—	42
Proceeds from sale of investment	82	—	—	82

Net cash flow from investing activities	(1,731)	(302)	—	(2,033)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayment under revolving loan facilities	(1,950)	—	—	(1,950)
Repayment of long-term debt	(238)	(418)	—	(656)
Dividends paid to shareholders	(17,502)	—	—	(17,502)

Net cash flow from financing activities	(19,690)	(418)	—	(20,108)

DECREASE IN CASH AND CASH EQUIVALENTS	(5)	(1)	—	(6)

CASH AND CASH EQUIVALENTS — Beginning of period	38	20	—	58

CASH AND CASH EQUIVALENTS — End of period	$33	$19	$—	$52

NONCASH ACTIVITY
Unpaid capital expenditures	46	—	—	46
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	—	387	—	387
Cash Interest paid	8,779	86	—	8,865

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$10,935	$5,834	$(5,834)	$10,935
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	3,431	11,380	—	14,811
Stock-based compensation	2,974	147	—	3,121
Deferred tax provision	20,547	(24,471)	—	(3,924)
(Gain) loss on disposal of fixed assets	(12)	—	—	(12)
Equity in consolidated subsidiaries	(5,834)	—	5,834	—
Changes in operating assets and liabilities:
Accounts receivable	(9,733)	(16,217)	—	(25,950)
Inventories	(9,742)	(10,438)	—	(20,180)
Prepaid expenses and other assets	(1,513)	(1,250)	1,057	(1,706)
Accounts payable	8,855	(964)	—	7,891
Intercompany accounts	(36,718)	36,718	—	—
Accrued liabilities	8,236	2,475	(1,057)	9,654

Net cash flow from operating activities	(8,574)	3,214	—	(5,360)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,510)	(3,419)	—	(4,929)
Acquisition of business, net of cash acquired	(215,449)	639	—	(214,810)
Proceeds from sale of fixed assets	18	—	—	18
Proceeds from sale of investment	59	—	—	59

Net cash flow from investing activities	(216,882)	(2,780)	—	(219,662)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities, net of issuance costs	98,196	—	—	98,196
Issuance of senior notes, net of issuance costs	119,380	—	—	119,380
Common stock issuance costs	(451)	—	—	(451)
Repayment of long-term debt	(483)	(434)	—	(917)

Net cash flow from financing activities	216,642	(434)	—	216,208

DECREASE IN CASH AND CASH EQUIVALENTS	(8,814)	—	—	(8,814)

CASH AND CASH EQUIVALENTS — Beginning of period	14,719	15	—	14,734

CASH AND CASH EQUIVALENTS — End of period	$5,905	$15	$—	5,920

NONCASH ACTIVITY
Unpaid capital expenditures	210	—	—	210
Capital lease obligations	—	16	—	16
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	12,209	35	—	12,244
Cash Interest paid	9,497	60	—	9,557

15. SUBSEQUENT EVENTS
     The Company announced on November 1, 2007 that it has entered into a definitive agreement to acquire the electrical products business of Katy Industries, Inc. (“Katy”), which operates in the United States as Woods Industries, Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada”). The principal business of Woods U.S. and Woods Canada is the design and distribution of consumer electrical corded products, which are sold principally to national home improvement, mass merchant, hardware and other retailers.
     The Company will purchase certain assets of the U.S. subsidiary and all the stock of the Canadian subsidiary for a total cash purchase price of $45,000. Included in the acquisition is net working capital in excess of $41,000, which does not include the effect of post-closing working capital adjustments. The Company will utilize its current Revolving Credit Facility to fund the purchase price. The closing of the transaction is subject to customary closing conditions and is expected to be completed on November 30, 2007.
     On November 8, 2007, the Company’s board approved the planned Copperfield integration strategy of streamlined manufacturing operations and cost reductions that were considered in their Copperfield acquisition. This plan involves the consolidation and closure of Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, into operations at one modern facility in El Paso, Texas along with realignments of existing Copperfield facilities. The Company expects that these measures will result in a combination of restructuring charges and purchase accounting adjustments of approximately $300 to $600 in the fourth quarter of 2007 for severance costs and approximately $3,500 to $4,500 in 2008 for other restructuring costs. The Company estimates that these measures will result in net cash expenditures of approximately $2,000 to $3,000 in 2007 and 2008 depending on various factors including the timing of the sale of two of their owned facilities and the amount of proceeds received.
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
     The price of copper is particularly volatile and can affect our net sales and profitability. The daily selling price of copper cathode on the COMEX averaged $3.48 and $3.22 per pound during the three and nine months ended September 30, 2007, respectively, down 1.7% and up 5.1% from the three and nine months ended September 30, 2006, respectively. The average copper price on the COMEX was $3.59 per pound for October 2007 and has averaged $3.27 per pound from November 1 to November 9th 2007. We purchase copper at the prevailing market price. Through multiple pricing strategies, we generally attempt to pass along to our customers changes in the prices of copper and other raw materials. Our ability to pass along price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. Inflationary cost pressures from higher material and fuel costs could impact our profitability and strategies in setting prices. Other factors affecting product pricing include the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.
     We typically experience softness in the fourth quarter as many of our end markets reduce their inventory stocking levels in conjunction with the year-end holidays. Not withstanding, we started the fourth quarter with strong results in October. While we continue to experience inflationary cost pressures from higher material and fuel costs, we have been successful in offsetting some of these pressures by the implementation of our cost reduction initiatives. However, the recent, significant downturn in copper prices and fluctuating market demands could potentially have a negative impact on our fourth quarter revenues and profitability.
     On November 8, 2007, our board approved the planned Copperfield integration strategy of streamlined manufacturing operations and cost reductions that were considered in our Copperfield acquisition. This plan involves the consolidation and closure of Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, into operations at one modern facility in El Paso, Texas along with realignments of existing Copperfield facilities. We expect that these measures will result in a combination of restructuring charges and purchase accounting adjustments of approximately $0.3 to $0.6 million in the fourth quarter of 2007 for severance costs and approximately $3.5 to $4.5 million in 2008 for other restructuring costs. We estimate that these measures will result in net cash expenditures of approximately $2.0 to $3.0 million in 2007 and 2008 depending on various factors including the timing of the sale of two of our owned facilities and the amount of proceeds received. We expect that these measures will result in cash savings of approximately $3.0 million in 2009 and subsequent years. We may not be able to achieve the planned cash flows and savings estimates if we are unable to accomplish these integration activities in a timely basis, are unable to achieve expected efficiencies in our manufacturing and logistics consolidations, or unforeseen developments or expenses arise.
     On November 1, 2007, we entered into a definitive agreement to acquire the electrical products business of Katy Industries, Inc. (“Katy”), which operates in the United States as Woods Industries, Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada”). The principal business of Woods U.S. and Woods Canada is the design and distribution of consumer electrical corded products, which are sold principally to national home improvement, mass merchant, hardware and other retailers. We believe this acquisition is an opportunity to broaden our product and customer diversification with an expanded engineering and sourcing platform in Asia, enhanced market presence in Canada, and an expanded customer base in the U.S.
     We will purchase certain assets of the U.S. subsidiary and all the stock of the Canadian subsidiary for a total cash purchase price of $45.0 million. Included in the acquisition is net working capital in excess of $41.0 million, which does not include the effect of post-closing working capital adjustments. We will utilize our current Revolving Credit Facility to fund the purchase price. We plan a permanent reduction of working capital of approximately $12.0 to $15.0 million within three months of the closing, thereby enabling us to reduce the acquisition debt by a like amount. The closing of the transaction is subject to customary closing conditions and is expected to be completed on November 30, 2007. We discussed the letter of intent for this acquisition in our Report for Form 10-Q for the three month period ended June 30, 2007.
     From time to time, we consider acquisition opportunities that could materially increase the size of our business operations.
Acquisition of Copperfield, LLC
     On April 2, 2007 we acquired all of the equity interests of Copperfield, LLC (“Copperfield”) for a total purchase price of $215.4 million, which includes a reduction to the purchase price as a result of a working capital true-up adjustment of $0.5 million and acquisition related costs of $2.9 million. We financed the acquisition with the proceeds from the sale on April 2, 2007 of $120.0 million aggregate principal amount of 9 7/8% Senior Notes due 2012, (the “2007 Notes”) along with cash on hand and borrowings under an amended and restated credit agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement, which was put in place on April 2, 2007, consists of a five year $200.0 million revolving credit facility and replaced our existing credit facility.
     The results of Copperfield have been included in our consolidated results since the date of acquisition.
Business Segment Information
     We have four business segments: (i) electrical/wire and cable distributors; (ii) specialty distributors and OEMs; (iii) consumer outlets; and (iv) Copperfield. These segment classifications are based on an aggregation of customer groupings and distribution channels because this is how we manage and evaluate our business. We sell substantially all of our products through each of our four segments, except that our fabricated bare wire products are sold only by our specialty distributors, OEM and Copperfield segments. For the three months ended September 30, 2007, the electrical/wire and cable distributors segment, the specialty distributors and OEMs segment, the consumer outlets segment, and Copperfield represented approximately 15.3%, 21.9%, 6.9% and 55.9% of our net sales on a consolidated basis, respectively. Our segment information presented below includes a separate line for corporate adjustments, which consist of items not allocated to a particular business segment, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, management fees and intangible amortization. The period-to-period comparisons set forth in this section include information about our four segments.
Consolidated Results of Operations
     The following table sets forth, for the periods indicated, the consolidated statements of operations data in thousands of dollars and as a percentage of net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Net sales	$114,925	100.0%	$253,453	100.0%	$320,137	100.0%	$609,867	100.0%
Gross profit	24,228	21.1	29,166	11.5	65,425	20.4	74,030	12.1
Selling, engineering, general and administrative expenses	9,158	8.0	11,753	4.6	23,049	7.2	31,238	5.1
Intangible amortization expense	—	0.0	2,522	1.0	—	0.0	5,085	0.8
Restructuring charges	891	0.8	53	0.0	1,210	0.4	580	0.1

Operating income	14,179	12.3	14,838	5.9	41,166	12.9	37,127	6.1
Interest expense, net	4,185	3.6	8,187	3.2	12,506	3.9	19,411	3.2
Other (income) expense, net	—	0.0	2	0.0	(11)	0.0	29	0.0

Income before income taxes	9,994	8.7	6,649	2.6	28,671	9.0	17,687	2.9
Income tax expense	235	0.2	2,713	1.0	1,009	0.3	6,752	1.1

Net income	$9,759	8.5	$3,936	1.6	$27,662	8.6	$10,935	1.8

Capital expenditures	$604		$1,884		$2,157		$4,929
Depreciation and amortization expense	$1,264		$6,422		$4,089		13,945
EBITDA (1)	$15,443		$21,258		$45,266		$51,043

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

EBITDA’s usefulness as a performance measure is limited by the fact that it excludes the impact of interest expense, depreciation and amortization expense and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since we, effective as of October 10, 2006, in addition to our C corporation subsidiary, are subject to state and federal income taxes, any measure that excludes tax expense has material limitations.

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

2006 EBITDA includes restructuring charges of $0.9 and $1.2 million in the three and nine months ended September 30, respectively, and $0.5 million of stock-based compensation to one of our board members in connection with the exploration and development of strategic alternatives and certain other matters in the three and nine months ended September 30, 2006.

2007 EBITDA includes $0.1 and $0.6 million of restructuring charges and $1.1 million and $3.1 million for stock-based compensation expense in the three months and nine months ended September 30, respectively, and $2.7 million of inventory fair valuation due to the Copperfield acquisition in the nine months ended September 30, 2007.

Changes in operating assets and liabilities exclude amortization of debt issuance costs, which is included in interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
		(In thousands)
Net income	$9,759	$4,043	$27,662	$10,935
Interest expense, net	4,185	8,187	12,506	19,411
Income tax expense	235	2,606	1,009	6,752
Depreciation and amortization expense	1,264	6,422	4,089	13,945

EBITDA	$15,443	$21,258	$45,266	$51,043

     The following is a reconciliation of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(In thousands)
Net cash flow from operating activities	$16,430	$8,616	$22,135	$(5,360)
Interest expense, net	4,185	8,187	12,506	19,411
Income tax expense	235	2,606	1,009	6,752
Deferred tax provisions	(126)	1,977	(147)	3,924
Gain (loss) on sale of fixed assets	(172)	11	(313)	12
Gain on sale of investment-net	—	—	11	—
Stock-based compensation	(531)	(1,099)	(531)	(3,121)
Changes in operating assets and liabilities	(4,578)	960	10,596	29,425

EBITDA	$15,443	$21,258	$45,266	$51,043

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
     Net sales — Net sales for the three months ended September 30, 2007 were $253.5 million compared to $114.9 million for the three months ended September 30, 2006, an increase of $138.6 million or 120.6%. This increase in net sales was primarily due to the acquisition of Copperfield, which accounted for 123.2% of the increase and, together with increased demand in the consumer segment, more than offset net sales declines in the other segments due to volume declines net of price increases. There was a 118.5% increase in volume in the three months ended September 30, 2007 compared to the prior period primarily due to the acquisition of Copperfield, which accounted for 122.1% of the increase and, in addition to increased demand from existing customers in our consumer outlets segment, offset a decline in demand from existing customers in our other segments. Volume changes between comparative periods are measured in total pounds shipped. Except for the addition of Copperfield products, product mix in units for this time period was relatively consistent.
     Gross profit — Gross profit margin for the three months ended September 30, 2007 was 11.5% compared to 21.1% for the three months ended September 30, 2006. The decrease as a percentage of gross profit margin was primarily due to the Copperfield acquisition. Copperfield prices its products to earn a fixed dollar margin per pound of goods sold, which causes Copperfield’s margin to compress in higher copper price environments. Also contributing to the margin erosion were pricing pressures due to contracting market conditions in a number of our segments and factory variances due to labor inefficiencies.
     Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the three months ended September 30, 2007 was $11.8 million compared to $9.2 million for the three months ended September 30, 2006. The increase between the two periods resulted primarily from the acquisition of Copperfield and an increase in stock compensation expense.
     Intangible amortization expense — Intangible amortization expense for the three months ended September 30, 2007 was $2.5 million due to the Copperfield acquisition.
     Restructuring charges — Restructuring charges for the three months ended September 30, 2007 were $0.1 million. These expenses were the result of the planned closure of our Siler City, North Carolina facility. Restructuring charges for the three months ended September 30, 2006 were $0.9 million. These expenses were the result of the planned closure of our Miami Lakes, Florida facility.
     Interest expense, net — Interest expense, net, for the three months ended September 30, 2007 was $8.2 million compared to $4.2 million for the three months ended September 30, 2006. The increase in interest expense, net, was due primarily to additional expense related to the 2007 Notes and increased borrowings under our revolving line of credit, both due to the Copperfield acquisition.
     Income tax expense — Income tax expense was $2.6 million for the three months ended September 30, 2007 compared to $0.2 million for the three months ended September 30, 2006. Income tax expense increased because of a change in our status as a taxable entity from an S corporation to C corporation in October 2006, resulting in increased tax expense.
Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
     Net sales — Net sales for the nine months ended September 30, 2007 were $609.9 million compared to $320.1 million for the nine months ended September 30, 2006, an increase of $289.8 million or 90.5%. This increase in net sales was primarily due to the acquisition of Copperfield, which accounted for 85.1% of the increase and, together with increased demand in the consumer segment, more than offset net sales declines in the other segments due to volume declines net of price increases. There was a 74.1% increase in volume in the nine months ended September 30, 2007 compared to the prior period primarily due to the acquisition of Copperfield, which accounted for 76.4% of the increase and, in addition to increased demand from existing customers in our consumer outlets segment, offset a decline in demand from existing customers in our other segments. Volume changes between comparative periods are measured in total pounds shipped. With the exception of Copperfield products, product mix in units for this time period was relatively consistent.
     Gross profit — Gross profit margin for the nine months ended September 30, 2007 was 12.1% compared to 20.4% for the nine months ended September 30, 2006. The decrease as a percentage of gross profit margin was primarily due to the Copperfield acquisition. Copperfield prices its products to earn a fixed dollar margin per pound of goods sold, which effectively mitigates the effect of copper price volatility, but in higher priced copper markets, compresses the gross profit percentage. Other contributing factors to the decrease in the gross profit margin were the rapid drop in copper prices during the end of 2006 and the beginning of 2007, which resulted in compressed margins across most business segments due to the lag in working through our inventory layers in the beginning of the year, pricing pressures due to contracting market conditions in a number of our segments, and factory variances due to labor inefficiencies.
     Selling, engineering, general and administrative (“SEG&A”) — SEG&A expense for the nine months ended September 30, 2007 was $31.2 million compared to $23.0 million for the nine months ended September 30, 2006. The increase between the two periods resulted primarily from the acquisition of Copperfield, an increase in stock compensation expense, and an increase in advertising expense due to new customer setups and promotions.
     Intangible amortization expense — Intangible amortization expense for the nine months ended September 30, 2007 was $5.1 million due to the Copperfield acquisition.
     Restructuring charges — Restructuring charges for the nine months ended September 30, 2007 were $0.6 million. These expenses were the result of the planned closure of our Siler City, North Carolina facility. Restructuring charges for the nine months ended September 30, 2006 were $1.2 million. These expenses were the result of the planned closure of our Miami Lakes facility.
     Interest expense, net — Interest expense, net, for the nine months ended September 30, 2007 was $19.4 million compared to $12.5 million for the nine months ended September 30, 2006. The increase in interest expense, net, was due primarily to additional interest payable for the 2007 Notes and borrowings under our revolving line of credit both due to the acquisition of Copperfield.
     Income tax expense — Income tax expense was $6.8 million for the nine months ended September 30, 2007 compared to $1.0 million for the nine months ended September 30, 2006. Income tax expense increased because of a change from S corporation status to C corporation status in October 2006, resulting in increased tax expense.
Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
	Amount	%	Amount	%	Amount	%	Amount	%
			(In thousands)
Net Sales:
Electrical / Wire and Cable Distributors	$40,540	35.3%	$38,737	15.3%	$111,447	34.8%	$111,059	18.2%
Specialty Distributors and OEMs	58,325	50.7	55,553	21.9	170,430	53.2	173,066	28.4
Consumer Outlets	16,060	14.0	17,593	6.9	38,260	12.0	53,349	8.7
Copperfield	—	0.0	141,570	55.9	—	0.0	272,393	44.7

Total	$114,925	100.0%	$253,453	100.0%	$320,137	100.0%	$609,867	100.0%

Operating Income:
Electrical / Wire and Cable Distributors	$7,238	17.9%	$3,394	8.8%	$20,058	18.0%	$10,166	9.2%
Specialty Distributors and OEMs	8,829	15.1	5,697	10.3	24,227	14.2	16,818	9.7
Consumer Outlets	1,542	9.6	1,437	8.2	2,424	6.3	5,183	9.7
Copperfield	—	0.0	6,083	4.3	—	0.0	9,599	3.5

Total	17,609		16,611		46,709		41,766
Corporate	(3,430)		(1,773)		(5,543)		(4,639)

Consolidated operating income	$14,179	12.3%	$14,838	5.9%	$41,166	12.9%	$37,127	6.1%

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the three months ended September 31, 2007 were $38.7 million compared to $40.5 million for the three months ended September 30, 2006, a decrease of $1.8 million or 4.4%. This decrease was due primarily to a decline in demand from existing customers and pricing pressures due to contracting market conditions. There was a decrease in volume of 0.7% primarily due to weaknesses in the residential construction markets. This decline was somewhat offset by strength in the MRO, industrial and commercial construction markets.
     Operating income for our electrical/wire and cable distributors segment for the three months ended September 30, 2007 was $3.4 million compared to $7.2 million for the three months ended September 30, 2006, a decrease of $3.8 million, or 52.8%. This decrease resulted from lower market demand and related pricing pressures, the costs of plant realignments and stock compensation expense.
Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the three months ended September 30, 2007 were $55.6 million compared to $58.3 million for the three months ended September 30, 2006, a decrease of $2.7 million, or 4.6%. There was a decrease in volume of 7.9% due to declines in demand from our existing customers and pricing pressures due to contracting market conditions, offset by growth and market share gains in our OEM/government and industrial channels.
     Operating income for our specialty distributors and OEMs segment for the three months ended September 30, 2007 was $5.7 million compared with $8.8 million for the three months ended September 30, 2006, a decrease of $3.1 million or 35.2%. This decrease was primarily due to the decline across most business channels due to pricing pressures and contracting market conditions, the costs of plant realignments, and stock compensation expense.
Consumer Outlets
     Net sales for our consumer outlets segment for the three months ended September 30, 2007 were $17.6 million compared to $16.1 million for the three months ended September 30, 2006, an increase of $1.5 million or 9.3%. This increase was due primarily to a volume increase of 3.4%. The volume increase was primarily due to market share gains with key target customers in 2007.
     Operating income for our consumer outlets segment for the three months ended September 30, 2007 was $1.4 million compared to $1.5 million for the three months ended September 30, 2006. The operating income earned was consistent largely due to volume increases, the ability to spread fixed costs across a larger revenue base, and improved operational efficiencies due to plant realignments in 2006. This was offset by increased advertising due to new customer promotions, stock compensation expense and the accrual of management bonuses due to increased profitability.
Copperfield
     No comparison is presented for Copperfield because it was not included in our financial results in 2006.
     Operating income for Copperfield is reduced by an increase in depreciation expense of $1.0 million and the amortization of intangible assets of $2.5 million due to purchase price allocations.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
Electrical/Wire and Cable Distributors
     Net sales for our electrical/wire and cable distributors segment for the nine months ended September 30, 2007 were $111.1 million compared to $111.4 million for the nine months ended September 30, 2006, a decrease of $0.3 million or 0.3%. This decrease was due primarily to a decline in demand from existing customers and pricing pressures due to contracting market conditions. There was a decrease in volume of 3.1% primarily due to weaknesses in the residential construction markets. This decline was somewhat offset by strength in the MRO, industrial and commercial construction markets.
     Operating income for our electrical/wire and cable distributors segment for the nine months ended September 30, 2007 was $10.2 million compared to $20.1 million for the nine months ended September 30, 2006, a decrease of $9.9 million, or 49.3%. This decrease was attributed to the rapid drop in copper during the end of 2006 and beginning of 2007, which resulted in compressed margins due to the lag in working through our inventory layers, as well as pricing pressures due to lower market demand, the costs of plant realignments, the decrease in volume, and stock compensation expense.
Specialty Distributors and OEMs
     Net sales for our specialty distributors and OEMs segment for the nine months ended September 30, 2007 were $173.1 million compared to $170.4 million for the nine months ended September 30, 2006, an increase of $2.7 million, or 1.6%. There was a decrease in volume of 8.2% due to declines in demand from our existing customers, offset by growth and market share gains in our OEM/government and industrial channels.
     Operating income for our specialty distributors and OEMs segment for the nine months ended September 30, 2007 was $16.8 million compared with $24.2 million for the nine months ended September 30, 2006, a decrease of $7.4 million or 30.6%. This decrease was primarily due to the rapid drop in copper prices during the end of 2006 and beginning of 2007 which resulted in compressed margins across most business channels due to the lag in working through our inventory layers, as well as the costs of plant realignments and stock compensation expense due to options issued, somewhat offset by the ability to spread fixed costs across a larger revenue base.
Consumer Outlets
     Net sales for our consumer outlets segment for the nine months ended September 30, 2007 were $53.3 million compared to $38.3 million for the nine months ended September 30, 2006, an increase of $15.0 million or 39.2%. This increase was due primarily to a volume increase of 21.9% and price increases associated with raw material cost increases. The volume increase was primarily due to an increase of automotive product sales due to improved market conditions compared to 2006 and to initial stocking orders for product line expansions with existing customers in 2007.
     Operating income for our consumer outlets segment for the nine months ended September 30, 2007 was $5.2 million compared to $2.4 million for the nine months ended September 30, 2006, an increase of approximately $2.8 million, or 116.7%. This increase was largely due to strength in demand in our automotive channel, expanded product placement with existing customers, the ability to spread fixed costs across a larger revenue base, improved operational efficiencies due to plant realignments in 2006 and the ability to secure price increases. This was offset by increased advertising expense due to new customer promotions, increased commission expense due to higher revenues, stock compensation expense and the accrual of management bonuses due to increased profitability.

Copperfield
     No comparison is presented for Copperfield because it was not included in our financial results in 2006.
     Operating income for Copperfield is reduced by an increase in depreciation expense of $2.0 million, an increase in inventories of $2.7 million, and the amortization of intangible assets of $5.1 million due to purchase price allocations.

Liquidity and Capital Resources
Debt
     As of September 30, 2007, we had the following long-term debt (including capital lease obligations) outstanding in thousands of dollars:

As of
September 30, 2007
Revolving credit facility	$100,004
Senior notes	243,136
Capital lease obligations	851
Other long-term debt	756

Total long-term debt	$344,747

Senior Secured Revolving Credit Facility
     On April 2, 2007, in connection with our acquisition of Copperfield, we entered into an Amended and Restated Credit Agreement with Wachovia Bank, National Association, as administrative agent (“agent”), which amends and restates the previously existing agreement in its entirety, and provides for an asset-based revolving credit facility with aggregate advances not to exceed the lesser of (i) $200.0 million or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10.0 million sublimit for letters of credit. The Revolving Credit Facility (the “Revolving Credit Facility”) matures on April 2, 2012. Interest is payable, at our option, at the agent’s prime rate plus a range of 0.0% to 0.5% or the Libor rate plus a range of 1.25 % to 1.75%, in each case based on quarterly average excess availability under the revolving credit facility.
     The Revolving Credit Facility accrued interest at an average rate of 7.04%, and our average borrowed amount was $95.5 million for the six month period ended September 30, 2007. We had no borrowings for the three months ended March 31, 2007.
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
     On November 1, 2007, we amended the Revolving Credit Agreement. The amendment permits us to acquire substantially all of the assets of Woods U.S., and all of the capital stock of Woods Canada, upon the satisfaction of the following conditions: (i) the agent shall have received a review of the financial condition of Woods U.S. and Woods Canada conducted by a firm of independent certified public accountants of nationally recognized standing reasonably acceptable to the administrative agent (the ”Financial Review”); (ii) the agent shall have completed a field examination with respect to the working capital assets of Woods U.S. to be included in the borrowing base; (iii) if, either immediately before or after consummation of the acquisition, excess availability under the Revolving Credit Agreement is less than $30.0 million, we shall have delivered to the agent a certificate demonstrating compliance with all financial covenants on a pro forma basis; (iv) no default or event of default shall exist immediately prior to or after the consummation of the acquisition; and (v) the agent shall have received copies of all material acquisition documents which are reasonably satisfactory to the agent. The agent has reviewed the purchase agreement and the Financial Review and has informed us that such documents are satisfactory. The amendment also permits us future investments in our Canadian subsidiaries in an aggregate amount, together with any investment made to consummate the acquisition of Woods Canada, not to exceed $25.0 million.
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
     The indenture includes a covenant that prohibits us from incurring additional indebtedness (other than certain permitted indebtedness, including but not limited to the maximum availability under our credit facility), unless our consolidated fixed charge coverage ratio is greater than 2.0 to 1.0. As of September 30, 2007, our consolidated fixed charge coverage ratio was 3.0 to 1.0. Upon the occurrence of a change of control, we must offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: make restricted payments; create liens; pay dividends; consolidate, merge or sell substantially all of our assets; enter into sale and leaseback transactions; and enter into transactions with affiliates.
     As of September 30, 2007, we were in compliance with all of the covenants contained in the indenture.
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
     On April 2, 2007, we issued $120.0 million in senior notes, and entered into the Revolving Credit Agreement, which was amended on November 1, 2007. We financed the Copperfield acquisition and related transaction expenses with the proceeds from the sale of 2007 Notes of $123.5 million, borrowings under our Revolving Credit Agreement of $73.6 million, and cash on hand of $22.9 million.
     On November 1, 2007, we entered into a purchase agreement to acquire, for $45.0 million, the stock of Woods Canada and certain assets of Woods U.S., including certain working capital items. We expect that our borrowings under our Revolving Credit Agreement will increase by approximately $45.0 million on or about November 30, 2007 in connection with the closing of this acquisition. We also expect that, after the Woods closing, our borrowings will decrease as a result of the sale of inventory included in the Woods acquisition.
     If we experience a deficiency in earnings with respect to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows from operations and borrowings under the credit facility. If cash flows generated from our operations, together with borrowings under our credit facility, are not sufficient to fund our operations, debt service and capital expenditures and we need to seek additional sources of capital, the limitations contained in the credit facility and the indenture relating to our senior notes on our ability to incur debt could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay or forego capital spending or other corporate initiatives, such as the development of products, or acquisition opportunities.
     Net cash used by operating activities for the nine months ended September 30, 2007 was $5.4 million compared to net cash provided by operating activities of $22.1 million for the nine months ended September 30, 2006. The primary factors contributing to the increase in cash used by operating activities for the nine months ended September 30, 2007 compared to 2006 were: (i) a $16.7 million decrease in net income; (ii) a $11.1 million increase in cash used by accounts receivable due to increases in selling prices and timing of collections; (iii) a $7.7 increase in cash used by inventories due to higher raw material costs and increased quantities; and (iv) a $6.7 million decrease in accounts payable due to timing of payments. These factors were offset by: (i) a $2.6 million increase in stock-based compensation; (ii) a $7.0 million increase in accrued liabilities; (iii) a $10.0 million increase in depreciation and amortization primarily due to additional debt acquisition costs and intangibles acquired in the purchase of Copperfield.
     Net cash used in investing activities for the nine months ended September 30, 2007 was $219.7 million due to $4.9 million of capital expenditures and $214.8 million for the acquisition of Copperfield.

     Net cash provided by financing activities for the nine months ended September 30, 2007 was $216.2 million, due to net borrowings under our revolving loan facilities of $98.2 million and the issuance of additional senior notes of $119.4 million including premiums, net of fees and expenses. This was off set by the payment of long-term debt of $0.9 million and $0.5 million of common stock issuance costs related to the private equity offering.
     At September 30, 2007, we had $5.9 million of cash on hand due to a favorable LIBOR interest rate agreement which we chose to take advantage of in lieu of paying down our Revolving Credit Facility.
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
     We estimate the total remaining cost of the closure and realignment to be approximately $0.03 million of other costs related to the closure. We expect that the closure will be complete by the end of the first quarter of 2008.
     On November 8, 2007, our board approved the planned Copperfield integration strategy of streamlined manufacturing operations and cost reductions that were considered in our Copperfield acquisition. This plan involves the closure and consolidation of Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, into operations at one modern facility in El Paso, Texas along with realignments of existing Copperfield facilities. We expect that these measures will result in a combination of restructuring charges and purchase accounting adjustments of approximately $0.3 to $0.6 million in the fourth quarter of 2007 for severance costs and approximately $3.5 to $4.5 million in 2008 for other restructuring costs. We estimate that these measures will result in net cash expenditures of approximately $2.0 to $3.0 million in 2007 and 2008 depending on various factors including the timing of the sale of two of our owned facilities and the amount of proceeds received.
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
Contractual Obligations
     The following table sets forth information about our contractual obligations and commercial commitments as of September 30, 2007:

	Payments Due by Period
		Less
		than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(in thousands)
Current and long-term debt obligations (including interest)	$368,411	$24,830	$48,846	$48,689	$246,046

Capital lease obligations (including interest)	953	519	434	—	—

Operating lease obligations	20,055	4,246	6,412	4,832	4,565

Purchase obligations	64,999	64,999	—	—	—
Other Obligations
     Purchase obligations primarily consist of purchase orders and other contractual arrangements for inventory and raw materials.

          We will be required to make future cash contributions to our defined contribution savings plans. The estimate for these contributions is approximately $1.0 million during 2007. Estimates of cash contributions to be made after 2007 are difficult to determine due to the number of variable factors that impact the calculation of defined contribution savings plans.
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
          Some of the key factors that could cause actual results to differ from our expectations include:
•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	general economic conditions and changes in the demand for our products by key customers;

•	the consummation of acquisitions, including Woods;

•	failure to identify, finance or integrate acquisitions;

•	failure to accomplish integration activities on a timely basis;

•	failure to achieve expected efficiencies in our manufacturing and integration consolidations;

•	changes in the cost of labor or raw materials, including PVC and fuel costs;

•	inaccuracies in purchase agreements relating to acquisitions;

•	failure of customers to make expected purchases, including customers of acquired companies;

•	unforeseen developments or expenses with respect to our acquisition, integration and consolidation efforts; and

•	other risks and uncertainties, including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
          In addition, any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change and, therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to today.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
          Our principal market risks are exposure to changes in commodity prices, primarily copper prices, and interest rates on borrowings.
          Commodity Risk. We generally do not enter into arrangements to hedge price fluctuations for copper or other commodities used to manufacture our products, although we have done so from time to time, primarily in our consumer outlets segment. The terms of these hedging arrangements generally are less than one year. We had no outstanding commodity hedging arrangements at September 30, 2007.
          Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. The interest rate on our credit facility is based on either the lenders’ prime rate or LIBOR. Based on an assumed $100.4 million of borrowings outstanding under our credit facility, a one percentage point change in LIBOR would change our annual interest expense by approximately $1.0 million.
ITEM 4. Controls and Procedures
          Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
          There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, in connection with the acquisition of Copperfield and the incorporation of Copperfield’s condensed consolidated financial statements into our consolidation process, we have adopted Copperfield’s internal controls with respect to Copperfield.

PART II —OTHER INFORMATION
ITEM 1. Legal Proceedings
          We are involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. We believe that none of the routine litigation that we now face, individually or in the aggregate, will have a material effect on our consolidated financial position, cash flow or results of operations. We maintain insurance coverage for litigation that arises in the ordinary course of our business and believe such coverage is adequate.
ITEM 1A. Risk Factors
          Information regarding risk factors is contained in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. Except for the item shown below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
          We may have difficulty integrating the operations of Copperfield and Woods. Should we fail to integrate their operations, our results of operations and profitability could be negatively impacted.
          We might not be successful in integrating the operations of Copperfield, Woods U.S., and Woods Canada with those of Coleman Cable, and, we might not perform as we expect. Some of the integration challenges we face include differences in corporate culture and management styles, additional or conflicting governmental regulations, disparate company policies and practices, customer relationship issues and retention of key officers and personnel. In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time they have to manage Coleman Cable. We cannot make assurances that we will successfully or cost-effectively integrate operations. The failure to do so could have a negative effect on results of operations. The process of integrating operations could cause some interruption of, or the loss of momentum in, the activities of one or more of our businesses.
ITEM 5. Other Information
Election of New Directors
          On November 9, 2007, the Board of Directors of Coleman Cable elected Issac M. Neuberger and Harmon S. Spolan to become directors effective as of the close of business on November 16, 2007.
          Mr. Neuberger is a founding principal of the law firm of Neuberger, Quinn, Gielen, Rubin & Gibber, P.A., located in Baltimore, Maryland. He also serves as a member of the Board of Directors of AmTrust Financial Services, Inc. (NASDAQ: AFSI).
          Mr. Spolan is of Counsel to the law firm of Cozen O’Connor P.C. in Philadelphia, Pennsylvania. Prior to joining Cozen in 1999, he served as president of Jefferson Bank for 22 years. Mr. Spolan is also a member of the Board of Directors of Atlas America Inc. (NASDAQ: ATLS) and TRM Corp. (NASDAQ: TRMM).
          Messrs. Neuberger or Spolan have not yet been named to any committee of the Board.
          There are no related persons transactions under Item 404(a) of Regulations S-K between us and Mr. Neuberger or between us and Mr. Spolan. Further, there are no arrangements or understandings between Mr. Neuberger and us, or Mr. Spolan and us, and any other person pursuant to which either of them was or is selected as a director.
          Each of Mr. Neuberger and Mr. Spolan will receive the same compensation received by our other non-employee directors.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC.
(Registrant)

Date: November 13, 2007	By	/s/ G. Gary Yetman Chief Executive Officer and President

Date: November 13, 2007	By	/s/ Richard N. Burger Chief Financial Officer, Executive
Vice President, Secretary and
Treasurer

INDEX TO EXHIBITS

Item No.		Description

2.0	—	Equity Interest Purchase Agreement dated as of March 11, 2007, among Coleman Cable, Inc., the Copperfield Sellers defined therein and, solely with respect to Section 10.10 thereof, the additional signatures thereto; incorporated herein by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2007.

2.1	—	Purchase Agreement, dated as of November 1, 2007, by and among Coleman Cable, Inc., Woods Industries, Inc., Woods Industries (Canada) Inc. and Katy Industries, Inc., incorporated by reference herein to our Current Report on Form 8-K filed on November 2, 2007.

3.1	—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2	—	Amended and Restated By-Laws of Coleman Cable, Inc., effective as of October 11, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.1	—	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.2	—	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.3	—	Registration Rights Agreement, dated October 11, 2006 between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.4	—	Shareholders Agreement, dated October 11, 2006 between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.5	—	Registration Rights Agreement dated April 2, 2007 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on July 13, 2007.

10.1	—	Credit Agreement dated as of September 28, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, Wachovia Bank, National Association, as Administrative Agent, ING Capital LLC and National City Business Credit, Inc., as Syndication Agents, and PNC Bank, National Association and Associated Bank, National Association, as Documentation Agents, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.2	—	First Amendment and Waiver to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

Item No.		Description
10.3	—	Second Amendment to Credit Agreement dated as of September 30, 2004 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

10.4	—	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5	—	Third Amendment to Credit Agreement dated as of November 2, 2005 among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.6	—	Fourth Amendment to Credit Agreement dated as of August 14, 2006, among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.7	—	Amended and Restated Credit Agreement dated as of April 2, 2007, among Coleman Cable, Inc. and certain of its U.S. Subsidiaries, as Borrowers, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.8	—	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and G. Gary Yetman, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.9	—	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Richard N. Burger, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.10	—	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Jeffrey D. Johnston, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.11	—	Consulting Agreement dated as of October 11, 2006 by and between Coleman Cable, Inc. and David Bistricer, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.12	—	Consulting Agreement dated as of October 11, 2006 by and between Coleman Cable, Inc. and Nachum Stein, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.13	—	2006 Long-Term Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Item No.		Description
10.14	—	Form of Non-Qualified Stock Option Agreement Under the 2006 Long-Term Incentive Plan, incorporated herein by reference to our Form- S-1 filed on November 16, 2006.

10.15	—	First Amendment to Amended and Restated Credit Agreement, dated as of November 1, 2007, by and among Coleman Cable, Inc., the Subsidiaries that are signatories thereto, and the lenders that are signatories thereto, incorporated by reference herein to our Current Report on Form 8-K on November 2, 2007.

10.16	—	Indemnification Agreement dated as of November 13, 2007 by and between Coleman Cable Inc. and Morgan Capital LLC.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.