Form 10-K
period 2007-12-31
Coleman Cable, Inc.
filed 2008-03-28
CIK 1323653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007,
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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $          .

Common shares outstanding as of March 15, 2008 16,786,895

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on April 30, 2008.

TRADEMARKS

Our trademarks, service marks and trade names referred to in this report include American Contractor®, Barontm, Booster-in-a-Bag®, CCI®, Clear Signaltm, Coilex®, Copperfield®, Cool Colorstm, Corra/Clad®, Luma-Site®, Maximum Energy®, Oswego Wiretm, Plencote®, Polar-Flextm, Polar-Rig 125®, Polar Solar®, Power Station®, Push-Locktm, Quadnector®, Road Power®, Royal®, Seoprene®, Signal®, Tri-Source®, Trinector®, Woods® and X-Treme Boxtm, among others.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors,” and elsewhere in this report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	fluctuations in the supply or price of copper and other raw materials including PVC and fuel;

•	changes in the cost of labor;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	general economic conditions and changes in the demand for our products by key customers;

•	failure of customers to make expected purchases, including customers of acquired companies;

•	failure to identify, finance or integrate acquisitions;

•	failure to accomplish integration activities on a timely basis;

•	failure to achieve expected efficiencies in our manufacturing consolidations and integration activities;

•	unforeseen developments or expenses with respect to our acquisition, integration and consolidation efforts; and

•	other risks and uncertainties, including those described under “Risk Factors.”

In addition, any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change and, therefore, you should not rely on these forward-looking statements as representing our views as on any date subsequent to today.

General

Coleman Cable, Inc. (the “Company,” “Coleman,” “we,” “us” or “our”) is a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the United States (“U.S.”) and, to a lesser degree, Canada. We supply a broad line of wire and cable products which enables us to offer our customers a single source for many of their wire and cable product requirements. We sell our products to more than 9,000 active customers in diverse end markets, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). Virtually all of our products are sold to customers located in either the U.S. or Canada.

Company History

We were incorporated in Delaware in 1999. The majority of our operations, excluding our current-year acquisitions (discussed below), came from Coleman Cable Systems, Inc., our predecessor company, which was formed in 1970 and which we acquired in 2000. G. Gary Yetman, our President and Chief Executive Officer, joined our predecessor in 1986, and Richard N. Burger, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, joined our predecessor in 1996.

In March 2007, we registered 16.8 million shares of our common stock pursuant to a registration rights agreement we had executed in 2006 with our principal shareholders in connection with a private placement of our common stock (the “Private Placement”), as further discussed in Note 10 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document. Upon completion of this registration in March 2007, our common stock became listed on the NASDAQ Global Market under the symbol “CCIX.”

Acquisitions

We made two acquisitions during 2007 which have significantly increased our scale and presented us with what we believe are a number of strategic benefits:

Copperfield, LLC

On April 2, 2007, we acquired 100% of the outstanding equity interests of Copperfield, LLC (“Copperfield”) for $215.4 million, including acquisition-related costs and working capital adjustments. At the time of our acquisition, Copperfield was one of the largest privately-owned manufacturers and suppliers of electrical wire and cable products in the U.S., with annual sales in excess of $500 million. Our acquisition of Copperfield greatly increases our scale, and expands and diversifies both our product offerings and customer base, thereby strengthening our competitive position within the industry.

Copperfield’s results of operations have been included in our consolidated financial statements since the acquisition date. Accordingly, our 2007 consolidated operating results reflect approximately nine months of Copperfield activity: April 2, 2007 to December 31, 2007. See further discussion within Part II, Item 7 and in Notes 2 and 15 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document.

Woods Industries

On November 30, 2007, we acquired the electrical products business of Katy Industries, Inc. (“Katy”), which operated in the U.S. as Woods Industries, Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada”), collectively referred to herein as Woods (“Woods”). The principal business of Woods is the design and distribution of consumer electrical cord products, which are sold principally to national home improvement, mass merchant, hardware and other retailers. We purchased certain assets of Woods U.S. and all the stock of Woods Canada for $53.2 million, including acquisition-related costs, but subject to finalization of working capital adjustments. We believe the acquisition of Woods, which at the time of our acquisition had annual sales of approximately $200 million, provides us with the opportunity to expand our U.S. business while enhancing our market presence and penetration in Canada. We expect to derive additional benefits from the acquisition over time through cross-selling opportunities, logistics and purchasing synergies, and the implementation of best practices throughout the entire organization.

Woods’ results of operations have been included in our consolidated financial statements since the acquisition date. Accordingly, our 2007 consolidated operating results reflect approximately one month of Woods activity: November 30, 2007 to December 31, 2007. See further discussion in Note 2 and Note 15 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document.

Acquisition Financing

We financed the above acquisitions primarily with proceeds received from the issuance of debt and borrowings under our revolving credit facility, significantly increasing our total outstanding debt. See further discussion within the “Liquidity and Capital Resources” section in Part II, Item 7 of this document.

Business Overview

Our primary product lines include: (1) industrial wire and cable, including portable cord, machine tool wiring, welding and mining cable and other power cord products; (2) electronic wire, including telephone, security and coaxial cable, thermostat wire and irrigation cable; (3) assembled wire and cable products, including extension cords, booster and battery cable, lighting products and surge and strip products; and (4) fabricated bare wire, including stranded, bunched, and single-end copper, copper clad steel and various copper alloy wire.

The core component of most of our products is copper wire which we either manufacture internally from copper rod or acquire directly from third parties based on a number of factors, including cost. Copper wire is drawn from copper rod into a variety of gauges of both solid and stranded copper wires. We use a significant amount of the copper wire that we produce as an input into the production of our finished wire and cable products, while the remainder of our copper wire production is sold in the form of bare copper wire (in a variety of gauges) to external OEMs and wire cable producers. In the majority of our wire and cable products, a thermoplastic or thermosetting insulation is extruded over the bare wire (in a wide array of compounds, quantities, colors and gauges) and then cabled (twisted) together with other insulated wires. An outer jacket is then extruded over the cabled product. This product is then coiled or spooled and packaged for sale or processed further into a cable assembly.

Our business currently is organized into four reportable segments: (1) electrical/wire and cable distributors; (2) specialty distributors and OEMs; (3) consumer outlets; and, (4) Copperfield. We classify our business segments based upon the end markets that they serve. We sell virtually all of our product lines across each of our four business segments, except that we sell our fabricated bare wire products only within the specialty distributors and OEMs, and Copperfield segments. Within these four segments, we sell our products into multiple channels, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air conditioning and refrigeration (“HVAC/R”), irrigation, industrial/contractor, security/home automation, recreation/transportation, copper fabrication, retail and automotive.

More detailed information regarding our primary product lines and segments is set forth below within the “Product Overview” and “End Market Overview” sections, as well as within Note 15 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document.

Industry Overview

The wire and cable market in which we operate is a fragmented market characterized by a large number of competitors. The industry has been undergoing consolidation, and over the past few years some large market participants have been willing to divest businesses that are underperforming or not perceived as good growth opportunities. This environment has caused a ripple effect in the market, disrupting many customer relationships, which we believe will benefit us as a consistent service provider with broad product offerings.

Copper comprises one of the major cost components for cable and wire products. Cable and wire manufacturers are typically able to pass through changes in the cost of copper to customers. However, there can be timing delays of varying lengths for implementing price changes depending on the type of product, competitive conditions, particular customer arrangements and inventory management. The cost of our products typically comprises a relatively small component of the overall cost of end products produced by customers in each of our end markets. As a result, our customers are generally less sensitive to fluctuations in the price of copper as our products make up a relatively small portion of their overall purchases.

Competition

The market segments in which we compete are highly competitive, with numerous competitors, many of whom are large, well-established companies with greater financial resources. Each of our product segments competes with at least one major competitor; however, due to the diversity of our product offering, most of our competitors do not offer the entire spectrum of our product lines. Many of our products are made to industry specifications and, therefore, may be interchangeable with our competitors’ products.

The primary competitive factors for our products are similar across our segments. These factors include breadth of product offering, inventory availability, delivery time, price, quality, customer service and relationships, brand recognition and logistics capabilities. We believe we can compete effectively on the basis of each of these factors as they apply to our segments.

Product Overview

Net sales to external customers by our product groups were as follows:

Net Sales by Groups of Products	2007	2006	2005
	(In thousands)

Industrial Wire and Cable	$312,105	$199,804	$151,607
Electronic Wire	402,146	124,788	96,787
Assembled Wire and Cable Products	120,940	83,400	87,084
Fabricated Bare Wire	28,953	15,366	10,703

Total	$864,144	$423,358	$346,181

Industrial Wire and Cable

Our industrial wire and cable product line includes portable cord, machine tool wiring, welding, mining, pump, control, stage/lighting, diesel/locomotive and metal clad cables and other power cord products. These are medium power supply cables used for permanent or temporary connections between a power source (such as a power panel, receptacle or transformer) and a device (such as a motor, light, transformer or control panel). These products are used in construction, industrial MRO and OEM applications, such as airline support systems, wind turbines, cranes, marinas, offshore drilling, fountains, car washes, sports lighting, construction, food processing, forklifts, mining and military applications. Our brands in this product line include Royal, Seoprene, Corra/Clad and Polar-Rig 125.

Electronic Wire

Our electronic wire product line includes telephone, security, coaxial, industrial automation, twinaxial, fire alarm, plenum and home automation cables. These cables permanently connect devices, and they provide power, signal, voice, data or video transmissions from a device (such as a camera, bell or terminal) to a source (such as a control panel, splice strip or video recorder). These products are used in applications such as telecommunication, security, fire detection, access control, video monitoring, data transmission, intercom and home entertainment systems. Our primary brands in this product line include Signal, Plencote, Soundsational and Clear Signal.

Our electronic wire product line also includes low voltage cable products comprised of thermostat wire and irrigation cables. These cables permanently connect devices, and they provide low levels of power between devices in a system (such as a thermostat and the switch on a furnace, or a timer and a switch, device or sensor). They are used in applications such as HVAC/R, energy management, home sprinkler systems and golf course irrigation. We sell many of our low voltage cables under the Baron, BaroStat and BaroPak brand names.

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

Fabricated Bare Wire Products

Our fabricated bare wire products conduct power or signals and include stranded, bunched and single-end copper, copper clad steel and various copper alloy wire. In this area, we process copper rod into stranding for use in our electronic and electrical wire and cable products or for sale to others for use in their products. We use most of our copper wire production to produce our finished products. Our primary brands in this product line are Oswego Wire and Copperfield.

End Market Overview

As noted above, we classify our business into four reportable segments: (1) electrical/wire and cable distributors; (2) specialty distributors and OEMs; (3) consumer outlets; and, (4) Copperfield. Financial data for our business segments is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net sales:
Electrical/Wire and Cable Distributors	$146,020	$147,411	$114,561
Specialty Distributors and OEMs	223,159	219,957	171,926
Consumer Outlets	98,369	55,990	59,694
Copperfield	396,596	—	—

Total	$864,144	$423,358	$346,181

Operating income:
Electrical/Wire and Cable Distributors	$14,367	$23,830	$13,643
Specialty Distributors and OEMs	21,061	28,096	14,693
Consumer Outlets	10,559	3,421	3,465
Copperfield	12,888	—	—

Total	58,875	55,347	31,801
General corporate	(7,050)	(6,787)	(4,029)

Consolidated operating income	$51,825	$48,560	$27,772

Our segment information presented above includes a separate “General Corporate” line which records corporate adjustments, consisting of items not allocated to the business-segment level, including, among other things, costs for employee relocation, discretionary bonuses, professional fees, and restructuring expenses. Additionally, the information presented for Copperfield reflects Copperfield activity from April 2, 2007 to December 31, 2007. Further description of each segment is set forth below and additional information is also contained within Note 15 of Notes to Consolidated Financial Statements in Part II, Item 8 of this document.

Electrical/Wire and Cable Distributors

Our customers in this segment are primarily national, regional and independent wire and cable and electrical product distributors. We market our industrial power cables, electronic and communication cables, low voltage wire and assembled products to these customers, under brands such as Signal, Royal, Seoprene, Baron and Polar Solar. These products are acquired by such customers for use primarily in construction, industrial MRO, data communication and fire safety applications. In addition, certain of our products are used in major telecommunications and home automation systems. For this segment, we believe our success depends on the breadth of our product offering, customer-focused manufacturing and distribution capabilities and strong customer relationships.

Specialty Distributors and OEMs

This segment involves the design, manufacture and sale of our products to our specialty distributor and OEM customers, who in turn distribute or utilize our products in connection with a number of applications across a number of industries, including notably HVAC/R, irrigation, industrial, commercial construction, security, home automation, recreational vehicle and transportation, and government In addition, we manufacture non-insulated bare and tinned copper, copper clad steel, nickel-plated copper and cadmium copper in various sizes of single-end, bunched and stranded constructions for use in various applications, including appliances, fire alarms, security systems, electronics, automotive telecommunication, military, industrial, high temperature and geophysical. Our customers for these products are other channels within the Company, as well as other small specialized wire and cable manufacturers. We use most of our copper wire production to produce our finished products. This segment includes both the sale of products with a wide range of application, as well as those geared specifically to customer demand requirements, resulting from a design-and-build approach. We believe our ability to provide such specialty products is a competitive strength in serving this segment.

Consumer Outlets

This segment distributes a wide variety of electrical and wire and cable products to a variety of national and regional mass merchants, home center and hardware stores, warehouse clubs and other retailers, including those serving the automotive aftermarket . Products sold to such customers include an array of extension cords, trouble lights, surge and strip products, electrical and electronic cables, battery booster cables, battery cables and batter accessories. Our products are sold under a number of brand names, including American Contractor, Push-Lock, Tri-Source, Power Station, Trinector and Cool Colors, Road Power, Polar-Glo, Booster-in-a-Bag, and Maximum Energy, among others. A significant amount of our products are private-labeled for our customers. Sales to this segment are typically strongest in the fourth quarter, servicing holiday and seasonal requirements. One major customer of this segment accounted for approximately 20% of the segment’s sales for the year ended December 31, 2007, and we expect sales to this customer to continue at similar levels during 2008.

To effectively serve this market and compete with other manufacturers and distributors, we supplement our domestic manufacturing by importing certain amounts of product. We believe our ability to both import and manufacture domestically provides us with a competitive advantage over foreign competitors who, due to the long transit times, are not adequately equipped to provide a rapid response to consumer demand for products, such as booster cables, whose demand is often unpredictable and driven by cold weather. Our automated booster cable manufacturing process provides us with a low-cost basis by which to produce the only domestically manufactured UL listed booster cables. In addition, our merchandising, packaging and line extensions also have been important contributors to our penetration in this market.

Copperfield

Our Copperfield segment manufactures and sells to distributors and OEMs two basic products (insulated copper wire and fabricated copper wire) in a wide range of sizes and types for each end market it serves. Copperfield produces eight types of insulated wire including (1) PVC lead wire; (2) XLPE lead wire; (3) multi-conductor cable; (4) battery cable (XLP & PVC); (5) welding cable; (6) silicone wire; (7) irradiated XLP & PVC wire; and (8) miscellaneous lead wire. Copperfield primarily serves the following end markets: transportation, industrial distribution, appliance, recreational vehicle, OEM and welding cable.

Raw Materials

As noted above, copper is the primary raw material used in the manufacture of our products. Other significant raw materials are plastics, such as polyethylene and polyvinyl chloride (“PVC”), aluminum, linerboard and wood reels. There are a limited number of domestic and foreign suppliers of copper and certain of these other raw materials. We typically have supplier agreements with terms of one to two years under which we may make purchases at the prevailing market price at time of purchase, with no minimum purchase requirements. Our centralized procurement department makes an ongoing effort to reduce and contain raw material costs, and as noted above, we attempt to reflect raw material price changes in the sale price of our products. From time to time, we have and may continue to employ the use of derivatives, including copper commodity contracts, including among other things their use to match sales terms with certain customers.

Foreign Sales and Assets

In 2007, our consolidated net sales included a total of $3.4 million in net sales in Canada, primarily as a result of the Woods acquisition. In addition, as a result of the Woods acquisition, we had a total of approximately $0.5 million in tangible long-lived assets in Canada at December 31, 2007. We did not have any significant sales activity or any tangible long-lived assets in Canada during either 2006 or 2005. In addition, we did not have any significant sales outside of the U.S. and Canada in 2007, 2006 or 2005.

Patents and Trademarks

We own a number of U.S. and foreign patents covering certain of our products. We also own a number of registered trademarks. While we consider our patents and trademarks to be valuable assets, we do not consider any single patent or trademark to be of such material importance that its absence would cause a material disruption of our business. No patent or trademark is material to any one segment.

Seasonality and Business Cycles

Our net sales, to some extent, follow general business cycles. We also have experienced, and expect to continue to experience, certain seasonal trends in net sales and cash flow. Net sales are generally higher in the third and fourth quarters due to increased buying in anticipation of, and during, the winter months and holiday season.

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

Employees

As of December 31, 2007, we had 1,535 employees, with approximately 19% of our employees represented by one labor union. Our current collective bargaining agreement expires December 22, 2009. We consider our labor relations to be good, and we have not experienced any significant labor disputes.

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

Tax Audit

In April of 2006, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment claiming that we were not entitled to tax deductions in connection with our prepayment of certain management fees and our payment of certain factoring costs to CCI Enterprises, Inc., our wholly-owned subsidiary. We have since appealed the IRS findings. If our appeal of the IRS findings is unsuccessful, our obligation will be to indemnify our shareholders on record as of the effective date of the Tax Matters Agreement (defined in Note 9 to Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document). We have accrued estimated costs of $0.6 million including interest as of December 31, 2007 for this matter, but we cannot guarantee the ultimate resolution will not exceed this amount.

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

Many of our customers use our products as components in their own products or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on information technology, new construction and building, maintaining or reconfiguring their communications network, industrial manufacturing assets and power transmission and distribution infrastructures. A general weakening in any or all of these economic conditions could adversely affect our results. In the early 2000s, many companies significantly reduced their capital equipment and information technology budgets, and construction activity that necessitates the building or modification of communication networks and power transmission and distribution infrastructures slowed considerably as a result of a weakening of the U.S. and foreign economies. As a result, our net sales and financial results declined significantly in those years.

We are dependent upon a number of key customers. If they were to cease purchasing our products, our net sales and profitability would likely decline.

We are dependent upon a number of key customers, although none of our customers accounted for more than 10% of our net sales for the year ended December 31, 2007. Our customers can cease buying our products at any time and can also sell products that compete with our products. The loss of one or more key customers, or a significant decrease in the volume of products they purchase from us, could result in a drop in our net sales and a decline in our profitability. In addition, a disruption or a downturn in the business of one or more key customers could reduce our sales and could reduce our liquidity if we were unable to collect amounts they owe us.

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

We have a significant amount of indebtedness. On December 31, 2007, we had approximately $367.8 million of indebtedness, comprised of $243.0 million under our 9.875% Senior Notes due 2012, including an unamortized debt premium of $3.0 million (“Senior Notes”), $123.4 million of indebtedness under our credit facility, and $1.4 million of capital leases and other debt.

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

Under accounting principles generally accepted in the U.S., goodwill and certain other intangible assets are not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances if events indicate that the asset values are not recoverable. Such reviews could result in an earnings charge for the impairment of goodwill or other intangible assets, which would reduce our income without any change to our underlying cash flow.

We may have difficulty integrating the operations of Copperfield and Woods. Should we fail to integrate their operations, our results of operations and profitability could be negatively impacted.

We might not be successful in integrating the operations of Copperfield and Woods with Coleman Cable, and we might not perform as we expect. Some of the integration challenges we face include differences in corporate culture and management styles, additional or conflicting governmental regulations, disparate company policies and practices, customer relationship issues and retention of key officers and personnel. In addition, management may be required to devote an inordinate amount of time to the integration process. We cannot make assurances that we will successfully or cost-effectively integrate operations. The failure to do so could have a negative effect on results of operations or profitability. The process of integrating operations could cause some interruption of, or the loss of momentum in, the activities of one or more of our businesses.

We have incurred restructuring charges in the past and may incur additional restructuring charges in the future.

Over the last five years, we have incurred approximately $2.3 million in charges related to restructuring our production facilities, and expect to record additional restructuring costs in the future, including those related to the integration of Copperfield and Woods. In November 2007, our board of directors approved management’s integration strategy for Copperfield which involves the streamlining of Copperfield’s manufacturing operations and cost reductions related to the elimination of overlap between Coleman and Copperfield. The integration plan includes the consolidation and closure of Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, into operations at one modern facility in El Paso, Texas. These measures resulted in our recording approximately $0.3 million in restructuring charges during 2007 (which are included in the $2.3 million total for the past five years, as noted above). In addition, we expect to incur between $3.5 million to $4.5 million in restructuring costs in 2008 for restructuring costs associated with the Copperfield integration. We estimate that these measures will result in net cash expenditures of approximately $2.0 million to $3.0 million in 2008 depending on various factors including the timing of the sale of two of our owned facilities and the amount of proceeds received. We expect that these measures will result in cash savings of approximately $3.0 million in 2009 and subsequent years.

In January 2008, we announced plans to consolidate three of our existing distribution facilities (located in Indianapolis, Indiana; Gurnee, Illinois; and Waukegan, Illinois) into a single leased distribution facility in Pleasant Prairie, Wisconsin. We expect the new facility to be in operation and the closures of the effected facilities to be largely completed by the end of second quarter of 2008. The Indianapolis facility, acquired in connection with the Woods acquisition, will be closed in advance of its scheduled lease termination date, whereas we expect to utilize the remaining two leased facilities in our operations through their remaining lease terms, which end in 2008. We expect to incur total costs between approximately $2.4 million and $3.4 million as a result of the above-described plan, primarily facility closure and severance-related costs. The majority of the cash expenditures are expected to be treated as a purchase accounting adjustments to be recorded in 2008, with the remainder accounted for as restructuring or operating expense in 2008.

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

As of December 31, 2007, we employed 1,535 persons, approximately 19% of whom are covered by a collective bargaining agreement, which expires on December 22, 2009. If unionized employees were to engage in a concerted strike or other work stoppage, if other employees were to become unionized, or if we are unable to negotiate a new collective bargaining agreement when the current one expires, we could experience a disruption of operations, higher labor costs or both. A strike or other disruption of operations or work stoppage could reduce our ability to manufacture quality products for our customers in a timely manner.

We may be unable to raise additional capital to meet working capital and capital expenditure needs if our operations do not generate sufficient funds to do so.

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

We are required under Section 404 of the Sarbanes-Oxley Act of 2002 to furnish a report by our management on the design and operating effectiveness of our internal controls over financial reporting. Since 2008 will be the first time that we will have to furnish such a report for Copperfield and Woods, we expect to incur material costs and to spend significant management time to comply with Section 404. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate experience and technical accounting knowledge, and we may not be able to do so in a timely fashion.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2007, we owned or leased the following primary facilities:

		Approximate
Location	Type of Facility	Square Feet	Leased or Owned

Texarkana, Arkansas	Manufacturing, Warehouse	106,700	Owned
Gurnee, Illinois***	Warehouse	75,000	Leased
North Chicago, Illinois	Manufacturing	23,277	Leased
Waukegan, Illinois	Offices	30,175	Leased
Waukegan, Illinois	Manufacturing	212,530	Owned — 77,394
			Leased — 135,136
Waukegan, Illinois***	Warehouse	180,000	Leased
East Longmeadow, Massachusetts	Manufacturing, Warehouse	90,000	Leased
Oswego, New York	Manufacturing, Warehouse	115,000	Owned
Siler City, North Carolina*	Closed	86,000	Owned
Hayesville, North Carolina	Manufacturing	104,000	Owned
Bremen, Indiana (Insulating)	Insulating	43,007	Leased
Bremen, Indiana (Fabricating)	Fabricating	124,160	Leased
Bremen, Indiana (East)	Fabricating, Insulating	106,200	Leased
Bremen, Indiana (Distribution)	Distribution	48,000	Leased
Lafayette, Indiana	Fabricating, Insulating	337,256	Owned
Avilla, Indiana **	Insulating	119,000	Owned
Nogales, Arizona**	Fabricating, Insulating	84,000	Leased
El Paso, Texas (Zaragosa Rd.)**	Fabricating, Insulating	69,163	Owned
El Paso, Texas (Inglewood Rd.)**	Insulating	28,500	Leased
El Paso, Texas (Esther Lama Rd.)**	Distribution	87,969	Leased
Indianapolis, Indiana***	Distribution	257,600	Leased
Indianapolis, Indiana***	Distribution	90,400	Leased
Indianapolis, Indiana	Offices	23,107	Leased

*	On November of 2006, we approved a plan to close this facility and move its manufacturing operations to other facilities.

**	In November of 2007, we approved the planned Copperfield integration strategy to move these facilities into one modern facility in El Paso, Texas.

***	In January of 2008, we announced plans to close this facility in 2008 and consolidate operations within a new distribution center in Pleasant Prairie, Wisconsin, which is scheduled to be opened in April of 2008.

Many of our properties are used in all of our business segments. The exceptions are the North Chicago, Illinois facility, which is used in the electrical/wire and cable distributors and specialty distributors and OEMs segments, and the Oswego, New York facility, which is used in the specialty distributors and OEMs segment, and the Indiana facilities which are used in the Copperfield segment.

Our principal executive offices are located at 1530 Shields Drive, Waukegan, Illinois 60085.

We believe that our existing facilities are adequate for our operations. We do not believe that any single leased facility is material to our operations and, if necessary, we could readily obtain a replacement facility. Our real estate assets have been pledged as security for certain of our debt.

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

In 2004, we along with other “potentially responsible parties” (“PRPs”) entered into a consent decree with the Environmental Protection Agency requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a site participation agreement with other PRPs for fulfillment of the requirements of the consent decree. Under the site participation agreement, we are responsible for a 9.19% share of the costs for the RD/RA. We recorded a $0.4 million accrual million for this liability.

Although no assurances are possible, we believe that our accruals related to environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Name	Age	Position

G. Gary Yetman	53	President, Chief Executive Officer and Director
Richard N. Burger	57	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Jeffrey D. Johnston	52	Executive Vice President, Operations and Assistant Secretary
Richard Carr	56	Executive Vice President, CEO of Copperfield
Michael Frigo	53	Executive Vice President OEM Group, President of Copperfield
J. Kurt Hennelly	44	Executive Vice President, Operations
Kenneth A. McAllister	62	Executive Vice President, Distribution Group
Kathy Jo Van	43	Executive Vice President, Retail Group

Mr. Yetman joined our predecessor company in 1986 and has served as President and Chief Executive Officer and as a director of the company since December 1999. Prior to his current role, Mr. Yetman held various senior management positions with our predecessor company and within the electrical industry. As described in the section entitled “Executive Compensation — Discussion of Summary Compensation and Grant of Plan Based Award Tables — Employment Agreements” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2008, Mr. Yetman’s employment agreement gives him the right to one director seat on the Board of Directors of the Company and each of its affiliates.

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

Mr. Johnston was named Executive Vice President, Operations in January 2008. Prior to this he had served as Senior Vice President of Operations since January 2000. In December 2000, Mr. Johnston was also appointed Assistant Secretary of the company. From April 1995 until January 2000, he served as Vice President, Operations. Prior to joining our predecessor company, Mr. Johnston spent five years in senior manufacturing positions with CommScope, Inc. and nine years with Sealed Air Corporation in various management and manufacturing capacities. Mr. Johnston plans to retire from the Company in May 2008. He will be succeeded in his capacity as Executive Vice President, Operations by Mr. Hennelly at that time.

Mr. Carr was named Executive Vice President of Coleman Cable in 2007 and remains the Chief Executive Officer of Copperfield. Prior to that, Mr. Carr was the President and Chief Executive Officer of Copperfield since co-founding the company in 1990.

Mr. Frigo joined the Company as a Senior Vice President and President of Copperfield in April 2007, and was promoted to Executive Vice President in January 2008. Prior to joining the Company, Mr. Frigo had been Chief Operating Officer of Copperfield since 2005. Prior to that time, Mr. Frigo was with Therm-O-Link, Inc. from 1997 to 2005 and served as Executive Vice President and Chief Operations Officer for eight years.

Mr. Hennelly was named Executive Vice President, Operations in January 2008. Previously Mr. Hennelly served in variety of senior level positions within both our Consumer Group and Global Sourcing Group since December of 2002, most recently serving as the Vice President of Supply Chain. Mr. Hennelly also previously held a variety of management positions in manufacturing, engineering, materials management and quality assurance since joining our predecessor company in 1987.

Mr. McAllister was named Executive Vice President, Distribution Group in January 2008. Prior to that, he had served as Group Vice President, Specialty Group since January 2005 and Group Vice President of the Consumer Group since February 2007. He joined the Company in October 2002 as Vice President, Wire and Cable, and was also responsible for our OEM/Government sales channel. Prior to joining the company, Mr. McAllister had over

20 years experience in the wire and cable industry, including a variety of senior level sales and management positions at General Cable Corporation from 1994 to 2002.

Ms. Van was named Executive Vice President, Retail Group in January 2008. She had served as Group Vice President, Electrical Group since January 2005. Prior to that, Ms. Van had been Vice President, Electrical Distribution since January 2003. Ms. Van joined the Company in 2000 having worked in the electrical distribution industry for 13 years with distributors of various sizes, including WESCO Distribution, Englewood Electric and Midwest Electric.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our only authorized, issued and outstanding class of capital stock is our common stock. Our common stock is listed on the NASDAQ Global Market under the symbol “CCIX.” The table below sets forth, for the calendar quarter indicated, the reported high and low sales prices and amount of any cash dividends declared:

	2007
	Sales Price		Cash
	High	Low	Dividends

First Quarter*	$20.70	$15.65	$—
Second Quarter	$29.99	$20.75	$—
Third Quarter	$28.53	$10.37	$—
Fourth Quarter	$14.72	$9.27	$—

*	The Company started trading on the NASDAQ Global Market on March 1, 2007. Accordingly, no public, readily available market price information exists for our common shares prior to March 1, 2007.

As of March 17, 2008, there were 30 record holders of our common stock.

Dividends and Distributions

We do not anticipate that we will pay any dividends on our common stock in the foreseeable future as we intend to retain any future earnings to fund the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors that our board of directors deems relevant. Our credit facility and the indenture governing our senior notes each contains restrictions on the payment of dividends to our shareholders. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — 9.875% Senior Notes.” In addition, our ability to pay dividends is dependent on our receipt of cash dividends from our subsidiaries.

Prior to October 10, 2006, we conducted our business as an S corporation under Subchapter S of the Internal Revenue Code (the “Code”) (and comparable state laws). Accordingly, our S corporation shareholders had been responsible for federal and substantially all state income tax liabilities arising out of our operations. On October 10, 2006, we terminated our S corporation status, and since that date we have been treated as a C corporation under Subchapter C of the Code for federal and state income tax purposes and, as a result, are subject to state and federal income taxes. For all periods prior to the C corporation conversion, we provided our shareholders with funds for the payment of these income taxes in the form of dividends and distributions.

Equity Compensation Plan Information

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2007.

Number of Securities
Remaining Available for
Future Issuance Under Equity
	Number of Securities to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)(1)

Equity Compensation Plans Approved by Security Holders	887,500	$15.52	762,500
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	887,500	$15.52	762,500

(1)	Represents shares of common stock that may be issued pursuant to the Company’s Long-Term Incentive Plan adopted in 2006 (the “Plan”). Any employee of the Company or a subsidiary, or any director of the Company or a subsidiary, is eligible to receive awards under the Plan. The maximum number of shares of our common stock that may be delivered to participants and their beneficiaries under the Plan is 1,650,000 shares.

Performance Graph

The graph below compares the change in cumulative shareholder return on our common stock as compared to that for the Russell 2000 Index for the period of March 1, 2007 through December 31, 2007.

Comparison of Cumulative Return(1)

	Indexed Returns
	March 1, 2007	December 31, 2007

Coleman Cable, Inc.	100	59.06

Russell 2000	100	97.59

(1)	Assumes the value of the investment in our common stock and the Russel 2000 Index was 100 on March 1, 2007, when our common stock began to be publicly traded on the NASDAQ Global Market.

ITEM 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial information for the periods presented. The financial data as of and for each of the five years in the period ended December 31, 2007 has been derived from our audited consolidated financial statements and notes thereto, which have been audited by Deloitte & Touche LLP.

Prior to October 10, 2006, we were treated as an S corporation for federal and state income tax purposes, with the exception of our wholly-owned C corporation subsidiary, CCI Enterprises, Inc. Accordingly, our shareholders were responsible for federal and substantially all state income tax liabilities arising out of our operations other than those conducted by our C corporation subsidiary. On October 10, 2006, the day before we consummated the 2006 Private Placement, we ceased to be an S corporation and became a C corporation and, as such, we are subject to federal and state income tax. The unaudited pro forma statement of operations data presents our pro forma provision for income taxes and pro forma net income as if we had been a C corporation for all periods presented. In addition, the selected historical consolidated financial information and the pro forma statement of operations data reflect the 312.6079 for 1 stock split that occurred on October 10, 2006.

The results for 2007 include the results of operations of our 2007 acquisitions beginning with their respective acquisition dates. Accordingly, our 2007 results of operations include approximately nine months of operating results for Copperfield and one month of operating results for Woods.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). Historical results are not necessarily indicative of the results we expect in future periods. The data presented below should be read in conjunction with, and are qualified in their entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report.

	As of and for the Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands except for per share data)

Statement of Operations Data:
Net sales	$233,555	$285,792	$346,181	$423,358	$864,144
Cost of goods sold	198,457	240,260	292,755	341,642	759,551

Gross profit	35,098	45,532	53,426	81,716	104,593
Selling, engineering, general and administrative expenses	18,262	26,475	25,654	31,760	44,258
Intangible asset amortization(1)	—	—	—	—	7,636
Restructuring charges(2)	249	(190)	—	1,396	874

Operating income	16,587	19,247	27,772	48,560	51,825
Interest expense, net	10,087	11,252	15,606	15,933	27,519
Loss on early extinguishment of debt	—	13,923	—	—	—
Other (income) loss, net(3)	(110)	(13)	(1,267)	497	41

Income (loss) before income taxes	6,610	(5,915)	13,433	32,130	24,265
Income tax expense(4)	1,558	3,092	2,298	2,771	9,375

Net income (loss)	$5,052	$(9,007)	$11,135	$29,359	$14,890

Per Common Share Data(5):
Net income (loss) per share
Basic	$0.44	$(0.76)	$0.87	$2.15	$0.89
Diluted	0.36	(0.76)	0.87	2.15	$0.88
Weighted average shares outstanding
Basic	11,467	11,795	12,749	13,637	16,786
Diluted	13,968	11,795	12,749	13,637	16,826
Pro Forma Statement of Operations Data:
Income (loss) before income taxes	$6,610	$(5,915)	$13,433	$32,130
Pro forma income tax expense (benefit)(4)	2,614	(2,362)	5,351	12,400

Pro forma net income (loss)	3,996	(3,553)	8,082	19,730

	As of and for the Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands except for per share data)

Pro Forma Per Common Share Data(5):
Pro forma net income (loss) per share
Basic	$0.35	$(0.30)	$0.63	$1.45
Diluted	0.29	(0.30)	0.63	1.45
Other Financial Data:
EBITDA(6)	$22,300	$10,735	$33,883	$53,497	$72,260
Capital expenditures	2,345	4,714	6,171	2,702	6,010
Cash interest expense	8,323	6,499	14,813	15,187	23,220
Depreciation and amortization expense(7)	5,603	5,398	4,844	5,434	20,476
Net cash provided by (used in) operating activities	16,770	(10,067)	(10,340)	30,048	23,793
Net cash used in investing activities	(1,611)	(4,701)	(1,789)	(2,578)	(269,072)
Net cash provided by (used in) financing activities	(15,155)	(15,753)	11,153	(12,794)	239,398
Balance Sheet Data:
Cash and cash equivalents	$49	$1,034	$58	$14,734	$8,877
Working capital	35,276	62,756	90,107	115,083	230,525
Total assets	166,991	197,056	221,388	235,745	575,652
Total debt(8)	106,768	159,727	169,300	122,507	364,861
Total shareholders’ equity	27,365	2,200	13,071	77,841	95,971

(1)	Intangible asset amortization includes $7.6 million of amortization related to intangible assets acquired in 2007, primarily Copperfield.

(2)	Restructuring charges include: (i) $0.2 million in 2003 for costs associated with the relocation of our cord operations from our Waukegan, Illinois facility to Miami, Florida; (ii) income of $0.2 million recorded in 2004 reflects the reversal of accruals recorded in prior years, which were deemed to no longer be necessary; (iii) $1.3 million of costs associated with the closing of the leased manufacturing and distribution facility located in Miami Lakes, Florida and $0.1 million associated with the closing of the owned facility located in Siler City, North Carolina in 2006; and, (iv) $0.9 million in restructuring costs recorded in 2007 related to the 2006 Miami Lakes and Siler City facility closures ($0.6 million) and integration costs related to Copperfield ($0.3 million).

(3)	Other (income) loss included $0.5 million in 2006 for estimated costs accrued pursuant to the Tax Matters Agreement. Other income, net was $1.3 million due to the sale of zero coupon bonds in May 2005.

(4)	Prior to October 10, 2006, we were treated as an S corporation for federal and state income tax purposes, with the exception of our wholly-owned C corporation subsidiary. Accordingly, our shareholders were responsible for federal and substantially all state income tax liabilities arising out of our operations other than those conducted by our C corporation subsidiary. On October 10, 2006, the day before we consummated the 2006 Private Placement, we ceased to be an S corporation and became a C corporation and, as such, are now subject to federal and state income tax. As a result of the termination of our S corporation status, we recorded a one-time non-cash charge of approximately $0.3 million to our income tax provision to recognize the estimated amount of previously unrecognized net deferred income tax liability. Income tax expense in 2007 reflects our status as a C corporation for the entire year, compared to the expense recorded in 2006, which reflects the above-noted conversion in October 2006.

(5)	The financial data reflects the retroactive presentation of the 312.6079 for 1 stock split which occurred on October 11, 2006.

(6)	EBITDA represents earnings from continuing operations before net interest, income taxes, depreciation, and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA is a performance measure and liquidity measure used by our management, and we believe it is commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and ability to incur and service debt. Our management believes that EBITDA is useful to investors in evaluating our operating performance because it provides a means to evaluate the operating performance of our business on an ongoing basis using criteria that are used by our internal decision-makers for evaluation and planning purposes, including the preparation of annual operating budgets and the determination of levels of operating and capital investments. In particular, our management believes that EBITDA is a meaningful measure because it allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For example, our management believes that the inclusion of items such as taxes, interest expense, intangible asset amortization and interest income can make it more difficult to identify and assess operating trends affecting our business and industry. Furthermore, our management believes that EBITDA is a performance measure that provides investors, securities analysts and other interested parties with a measure of operating results unaffected by differences in capital structures, business acquisitions, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. Finally, EBITDA also closely tracks Consolidated EBITDA, a liquidity measurement that is used in calculating financial covenants in both our credit facility and the indenture for our senior notes.

EBITDA’s usefulness as a performance measure is limited by the fact that it excludes the impact of interest expense, depreciation and amortization expense and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations.

Due to these limitations, we do not, and you should not, use EBITDA as the sole measure of our performance and liquidity.

We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance or cash flows from operating activities in accordance with GAAP as a measure of our liquidity. The following is a reconciliation of net income (loss), as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Net income (loss)	$5,052	$(9,007)	$11,135	$29,359	$14,890
Interest expense, net	10,087	11,252	15,606	15,933	27,519
Income tax expense	1,558	3,092	2,298	2,771	9,375
Depreciation and amortization expense(7)	5,603	5,398	4,844	5,434	20,476

EBITDA	$22,300	$10,735	$33,883	$53,497	$72,260

The following is a reconciliation of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Net cash flow from operating activities	$16,770	$(10,067)	$(10,340)	$30,048	$23,793
Interest expense, net	10,087	11,252	15,606	15,933	27,519
Income tax expense	1,558	3,092	2,298	2,771	9,375
Loss on early extinguishment of debt	—	(13,923)	—	—	—
Deferred income tax assets and liabilities	338	18	581	(679)	3,689
Gain (loss) on sale of fixed assets	60	13	7	(502)	20
Gain (loss) on sale of investment-net	—	—	1,267	11	—
Stock-based compensation	—	(1,648)	—	(1,412)	(3,739)
Changes in operating assets and liabilities	(5,238)	22,857	24,354	7,327	11,603
Non-cash interest income	227	245	110	—	—
Non-cash interest expense	(1,502)	(1,104)	—	—	—

EBITDA	$22,300	$10,735	$33,883	$53,497	$72,260

EBITDA includes the effects of restructuring charges, bad debt write off (recovery) related to the bankruptcy of a major customer, a special bonus to certain members of senior management the loss on early extinguishment of debt, professional services to one of our directors for services rendered in connection with the exploration of development of strategic alternatives and certain other matters; and the expenses pursuant to the Tax Matters Agreement and certain other matters. Restructuring charges are described in footnote (2) above. In particular, 2003 EBITDA includes a bad debt recovery of $0.1 million, 2004 EBITDA includes a bad debt recovery of $0.3 million, a special senior management bonus of $3.0 million and a loss on early extinguishment of debt of $13.9 million, and 2006 EBITDA includes $0.8 million of cash paid and $0.5 million of stock to one of our directors for professional services and $0.5 million of expenses related to the Tax Matters Agreement. Changes in operating assets and liabilities exclude amortization of debt issuance costs, which is included in interest expense.

(7)	Depreciation and amortization expense does not include amortization of debt issuance costs, which is included in interest expense.

(8)	Net of unamortized discount of $2.0 million as of December 31, 2003, and unamortized premium of $3.0 million as of December 31, 2007.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the U.S. and, to a lesser degree, Canada. We manufacture and supply a broad line of wire and cable products, which enables us to offer our customers a single source of supply for many of their wire and cable product requirements. We manufacture our products in ten domestic manufacturing facilities and supplement our domestic production with both international and domestic sourcing. We sell our products to a variety of customers, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). Virtually all of our products are sold to customers located in the U.S. and Canada.

We currently have four reportable business segments: (1) electrical/wire and cable distributors; (2) specialty distributors and OEMs; (3) consumer outlets; and (4) Copperfield. These segment classifications are based on an aggregation of customer groupings and distribution channels because this is how we manage and evaluate our business. We sell virtually all of our products across each of our four segments, except that our fabricated bare wire products sales are only in our specialty distributors and OEMs segment, and Copperfield segment.

Our net sales, to some extent, follow general business cycles. We also have experienced, and expect to continue to experience, certain seasonal trends in net sales and cash flow. Net sales are generally higher in the third and fourth quarters due to increased buying in anticipation of, and during, the winter months and holiday season.

Production Costs Overview, Impact of Copper Prices and Current Business Environment

As part of understanding our business and operating results, an overview of the relative composition of our production costs is useful. Raw materials, primarily copper, comprise the primary component of our cost of goods sold. For 2007, copper costs have been estimated by us (based on the average COMEX price) to account for approximately 70% of our total cost of goods sold. Because labor costs have historically represented less than 10% of our total cost of goods sold, we do not believe competition from products produced in countries having lower labor rates has significantly effected our financial results. We buy our copper from both domestic and international suppliers at prevailing market prices, with the price we pay dependent largely on the price of copper on international commodities markets.

As the price of copper is particularly volatile, price fluctuations can affect a significant portion of our net sales and profitability. We generally attempt to pass along changes in the price of copper and other raw materials to our customers. Our ability to pass along price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. Our specialty distributors and OEMs segment offers a number of products that are particularly sensitive to fluctuations in copper prices. Other factors affecting product pricing include the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.

The daily selling price of copper cathode on the COMEX averaged $3.23 per pound during the twelve months ended December 31, 2007, up 4.3% from the twelve months ended December 31, 2006. The average copper price on the COMEX was $3.20 and $3.59 for January and February 2008, respectively. Copper volatility as well as general market uncertainty have driven fluctuating market demand across a number of our channels, factors which we believe are likely to continue in 2008. Looking at 2008, we believe projected costs savings from an integrated Copperfield and the anticipated benefit to be derived in the back half of 2008 from the addition of Woods, is expected to offset the negative impact of current economic conditions and rising material and freight costs.

Acquisitions

From time to time, we consider acquisition opportunities that could materially increase the size of our business operation. We made two acquisitions during 2007 which have significantly increased our scale and presented us with what we believe are a number of strategic benefits.

Copperfield, LLC

On April 2, 2007, we acquired 100% of the outstanding equity interests of Copperfield, LLC (“Copperfield”) for $215.4 million, including acquisition-related costs and working capital adjustments. At the time of our acquisition, Copperfield was one of the largest privately-owned manufacturers and suppliers of electrical wire and cable products in the U.S., with annual sales in excess of $500 million.

Woods Industries, Inc.

On November 30, 2007, we acquired the electrical products business of Katy Industries, Inc., which operates in the U.S. as Woods Industries, Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada”), collectively referred to herein as Woods (“Woods”). The principal business of Woods is the design and distribution of consumer electrical cord products, which are sold principally to national home improvement, mass merchant, hardware and other retailers. We purchased certain assets of Woods U.S. and all the stock of Woods Canada for $53.2 million, including acquisition-related costs, but subject to finalization of working capital adjustments.

Integration

In November 2007, our board approved a planned strategy for integrating Copperfield, including the streamlining of manufacturing operations and cost reductions that were considered at the time of the acquisition. As part of this plan, Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas will be closed in 2008 and operations at these locations consolidated into a larger, state of the art facility in El Paso, Texas. In addition, we have realignments planned for all remaining Copperfield facilities. We expect to incur between $3.5 million and $4.5 million in restructuring costs in 2008 for such activities, and estimate that these measures will result in net cash expenditures of approximately $2.0 million to $3.0 million in 2008 depending on various factors including the timing of the sale of owned properties and the amount of proceeds received. We anticipate substantially completing these activities by the end of 2008, with the expectation that the changes will result in annual cash savings of approximately $3.0 million in 2009 and subsequent years.

We also have a major project underway to consolidate a number of our Midwest distribution centers into a single expanded distribution facility in Pleasant Prairie, Wisconsin. This new 500,000 square foot leased distribution center, which we plan to open in April of 2008, is designed to meet the growing demands of our business and should allow for greater efficiency and reduced costs in conducting our distribution operations. The new facility will handle all distribution functions currently conducted at three separate facilities, including one we acquired as part of the Woods acquisition, and we are confident that the new facility will establish a platform for continuing our track record of providing first-in-class logistics, delivery, and customer service. We expect to incur total costs between approximately $2.4 million and $3.4 million as a result of the above-described plan, primarily facility closure and severance-related costs. The majority of the cash expenditures are expected to be treated as a purchase accounting adjustment to be recorded in 2008, with the remainder accounted for as restructuring or operating expense in 2008. In addition, as a result of the plan, we have accelerated depreciation for certain fixed assets located at the facilities to be closed, and expect to record incremental depreciation expense of approximately $0.2 million in 2008 due to this acceleration.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the consolidated statement of operations data in thousands of dollars and as a percentage of net sales. The results for 2007 include the results of operations of our 2007 acquisitions beginning with their respective acquisition dates. Accordingly, our 2007 results of operations include approximately nine months of operating results for Copperfield and one month of operating results for Woods.

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
			(In thousands)

Net sales	$864,144	100.0%	$423,358	100.0%	$346,181	100.0%
Gross profit	104,593	12.1	81,716	19.3	53,426	15.4
Selling, engineering, general and administrative expenses	44,258	5.1	31,760	7.5	25,654	7.4
Intangible asset amortization	7,636	0.9	—	—	—	—
Restructuring	874	0.1	1,396	0.3	—	—

Operating income	51,825	6.0	48,560	11.5	27,772	8.0
Interest expense, net	27,519	3.2	15,933	3.8	15,606	4.5
Other (income) loss, net	41	—	497	0.1	(1,267)	(0.4)

Income (loss) before income taxes	24,265	2.8	32,130	7.6	13,433	3.9
Income tax expense	9,375	1.1	2,771	0.7	2,298	0.7

Net income (loss)	$14,890	1.7	$29,359	6.9	$11,135	3.2

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net sales — Our net sales for 2007 were $864.1 million compared to $423.4 million for 2006, an increase of $440.7 million, or 104.1%. The increase includes the impact of adding the Copperfield business on April 2, 2007, which accounted for $396.6 million of our consolidated net sales in 2007, and an increase of 93.7% in our consolidated net sales for 2007 as compared to 2006. Excluding Copperfield, our net sales increased $44.1 million in 2007, or 10.4%, compared to 2006, with the increase primarily reflecting volume growth (measured in terms of pounds of product shipped) within our consumer outlets segment, including the impact of the Woods business, and the impact of price increases associated with raw material cost increases. Our total volume increased 92.6% in 2007, with current-year acquisitions accounting for a 94.0% increase in our total volume compared to 2006 levels. Excluding the impact of acquisitions, our total volume declined 1.4%, primarily reflecting decreased demand from existing customers in both our Specialty Distributors and OEMs segment and our Electrical/Wire and Cable Distributors segment.

Gross profit — We generated $104.6 million in total gross profit in 2007 compared to $81.7 million in 2006, an increase of $22.9 million. Our gross profit as a percentage of net sales (“gross profit margin”) for 2007 was 12.1% compared to 19.3% for 2006. Both the increase in gross profit dollars and decline in gross profit margin for 2007 primarily reflect the impact of adding Copperfield in April 2007. Copperfield prices its products to earn a fixed dollar gross profit per pound of goods sold, which serves to mitigate the effect of copper price volatility, but which compresses gross profit margins when the market price for copper increases. Excluding Copperfield, which generated $26.9 million in gross profit for 2007, our gross profit declined $4.0 million in 2007 and our gross profit margin declined 2.7% as a percentage of net sales, as compared to 2006. These declines reflect the impact of pricing pressures throughout 2007 due to contracting market conditions in a number of our segments, inflationary pressures related to certain raw material costs, including PVC and fuel costs, and an increase in factory variances in 2007 due primarily to labor inefficiencies.

Selling, engineering, general and administrative — We incurred total selling, engineering, general and administrative (“SEG&A”) expense of $44.3 million in 2007 compared to $31.8 million for 2006, an increase of $12.5 million. This increase reflects the impact of: 1) the addition of Copperfield, which accounted for $6.1 million of the increase, 2) increased stock compensation expense which accounted for $2.6 million of the total increase (excluding Copperfield-related options) given that 2007 includes a full year of expense recorded for our stock option plan, which was established in October 2006, and 3) an aggregate increase of $3.8 million across a number of other corporate expenses, most notably professional fees and payroll and related costs. As a percentage of net sales, SEG&A expense was 5.1% in 2007, as compared to 7.5% in 2006, reflecting the impact of increased expense leverage as our fixed costs were spread over a higher net sales base.

Intangible amortization expense — We recorded $7.6 million in amortization expense in 2007 primarily related to intangible assets acquired in connection with the Copperfield acquisition. As Copperfield was acquired in April of 2007, intangible amortization expense recorded for 2007 reflects approximately nine month’s of expense. Accordingly, we expect increased intangible amortization expense for 2008, as set forth in Note 3 of the Notes to Consolidated Financial Statements.

Restructuring charges — Restructuring charges of $0.9 million were recorded in 2007 compared to $1.4 million in 2006. These expenses were incurred in connection with the integration of Copperfield in 2007 (2007- $0.3 million), and the closure of our Miami Lakes and Siler City facilities in 2006 (2007- $0.6 million, 2006- $1.4 million). All actions associated with the closure of the Miami Lakes and Siler City facilities have been substantially completed as of December 31, 2007. See further detail in Note 4 of the Notes to Consolidated Financial Statements.

Interest expense, net — We incurred $27.5 million in net interest expense in 2007, compared to $15.9 million in 2006, an increase of $11.6 million. The increase in interest expense was due primarily to higher average borrowings outstanding under our Revolving Credit Facility during 2007, as compared to 2006, and the $120 million of 2007 Notes issued during April of the current year. We increased our total debt level significantly during 2007 to fund our acquisition activities, as further detailed below in the “Liquidity and Capital Resources” section.

Other (income) loss, net — Other loss, net, for 2006 included $0.5 million for estimated costs pursuant to the Tax Matters Agreement.

Income tax expense — Income tax expense was $9.4 million in 2007 compared to $2.8 million for the year ended December 31, 2006. Income tax expense increased due to a change from S corporation status to C corporation status in October 2006, resulting in increased tax expense.

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

Gross profit — Gross profit margin for the year ended December 31, 2006 was 19.3% compared to 15.4% for the year ended December 31, 2005. The increase in the gross profit margin was due in part to the ability to secure pricing increases sooner than increased copper and other raw material cost increases were reflected in inventory and cost of goods sold. In addition, gross profit increases were due to reduced costs due to manufacturing efficiency improvements, the ability to reduce shipping and other distribution expenses, and to spread fixed costs over a significantly higher revenue base.

Selling, engineering, general and administrative — SEG&A expense for the year ended December 31, 2006 was $31.8 million compared to $25.7 million for the year ended December 31, 2005, an increase of $6.1 million. The increase between the two periods resulted primarily from increased sales commissions due to a higher revenue base, an increase in the accrual of management bonuses due to improved profitability, increased depreciation expense, and an increase in professional fees paid to a director for services rendered in connection with the exploration and development of strategic alternatives and certain other matters.

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

Other (income) loss, net — Other loss, net, for the year ended December 31, 2006 included $0.5 million for estimated costs accrued pursuant to the Tax Matters Agreement compared to $1.3 million of income for the year ended December 31, 2005 which was due to the sale of zero coupon bonds in May 2005, in connection with the settlement of the Copperweld Corporation capital lease obligation.

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

	Year Ended December 31,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)

Net sales:
Electrical/Wire and Cable Distributors	$146,020	16.9%	$147,411	34.8%	$114,561	33.0%
Specialty Distributors and OEMs	223,159	25.8	219,957	52.0	171,926	49.8
Consumer Outlets	98,369	11.4	55,990	13.2	59,694	17.2
Copperfield	396,596	45.9	—	—	—	—

Total	$864,144	100.0%	$423,358	100.0%	$346,181	100.0%

		Percent of		Percent of		Percent of
		Segment		Segment		Segment
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales

Operating income:
Electrical/Wire and Cable Distributors	$14,367	9.8%	$23,830	16.2%	$13,643	11.9%
Specialty Distributors and OEMs	21,061	9.4	28,096	12.8	14,693	8.5
Consumer Outlets	10,559	10.7	3,421	6.1	3,465	5.8
Copperfield	12,888	3.2	—	—	—	—

Total	58,875		55,347		31,801
Corporate	(7,050)		(6,787)		(4,029)

Consolidated Operating Income	$51,825		$48,560		$27,772

Segment operating income represents income from continuing operations before interest income or expense, other income and income taxes. Corporate consists of items not charged or allocated to a particular segment, including, among other things, costs for employee relocation, discretionary bonuses, professional fees, and restructuring expenses. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements contained in Part I, Item 8 of this document.

Electrical/Wire and Cable Distributors

In 2007, net sales declined $1.4 million, or 0.9%, compared to 2006, primarily reflecting reduced demand from existing customers and pricing pressures resulting from contracting market conditions. Our volume declined 3.6% in 2007, most notably in the residential construction markets, partially offset by increases in the Maintenance, Repair and Overhaul (“MRO”), industrial and commercial construction markets. As in 2007, volume declined in 2006, down 4.0% as compared to 2005, largely as a function of declines in the residential construction market, as well as declines in energy-related markets; however, net sales increased in 2006, as compared to 2005, as the impact of volume declines in 2006 was offset by our ability to increase selling prices during that year in the face of increased raw material costs, as well as by the addition of new customers.

Operating income was $14.4 million in 2007 compared to $23.8 million for 2006, a decrease of $9.4 million, or 39.5%. This decrease was a function of the negative gross profit impact of pricing pressures due to lower market demand, the costs of plant realignments and plant variances, lower overall sales volume, and increased stock compensation expense. The increase in operating income in 2006, as compared to 2005, was attributable to our ability to secure price increases to offset increases in raw material costs, reduce shipping and other distribution expenses, and the ability to spread fixed costs across a larger revenue base.

Specialty Distributors and OEMs

In 2007, net sales increased $3.2 million, or 1.5%, compared to 2006. Volume declined 7.8% due to decreased demand from our existing customers, offset by growth and market share gains in our OEM/government and industrial channels. As in 2007, volume declined in 2006, down 9.4% as compared to 2005, largely as a function of overall market conditions, offset by increases in the security/home automation, irrigation and copper fabrication channels due to market share gains.

Operating income was $21.1 million in 2007 compared to $28.1 million in 2006, a decrease of $7.0 million, or 33.0%. This decrease primarily reflects the negative operating profit impact of the same factors as set forth above relative to our decline in operating profit within the Electrical/Wire and Cable Distributors segment. The increase in operating income in 2006, as compared to 2005, primarily reflects volume and price initiatives, improved manufacturing efficiencies, reduced shipping and other distribution expenses, and the spreading of fixed costs over a larger revenue base.

Consumer Outlets

In 2007, net sales increased $42.4 million, or 75.7%, compared to 2006. The increase reflects to largely an equivalent degree, the impact of adding approximately one month’s sales for Woods in 2007, and increases in our base business, driven primarily by volume increases and price increases associated with raw material cost increases. Our 2007 volume in this segment increased 24.6%, excluding the impact of acquisitions. The volume increase was primarily due to an increase of automotive product sales due to improved market conditions compared to 2006 and to initial stocking orders for product line extensions with existing customers in 2007. In 2006, net sales declined $3.7 million, or 6.2%, compared to 2005, as volumes declined 25.5%, reflecting lower demand from existing customers as a result of soft year-end 2005 sales, partially offset by price increases.

Operating income was $10.6 million compared to $3.4 million for the year ended December 31, 2006, an increase of $7.2 million or 211.8%. This increase was largely due to strength in demand in our automotive channel, expanded product placement with existing customers, the ability to spread fixed costs across a larger revenue base, the impact of current year acquisitions, improved operational efficiencies due to plant realignments in 2006 and the ability to secure price increases to offset the impact of increased raw material costs. The favorable impact of these items was partially offset by increased advertising expense due to new customer promotions, increased commission expense due to higher revenues, stock compensation expense and the accrual of management bonuses due to increased profitability. Operating income declined $0.1 million to $3.4 million in 2006, as compared to $3.5 million in 2005. The impact of lower sales volume was offset by increased sales prices, gains on the sale of commodity contracts, reduced shipping and other distribution expenses, cost savings realized from our Miami facility closure, and manufacturing process improvements.

Copperfield

No comparison is presented for Copperfield because it was not included in our financial results in 2006.

Operating income for Copperfield is reduced by an increase in depreciation expense of $2.7 million and the amortization of intangible assets of $7.6 million due to purchase price allocations.

Liquidity and Capital Resources

Our financial position during 2007 was significantly impacted by the following events:

•	Acquisition of Copperfield and Woods — Including acquisition-related costs and working capital adjustments (subject to finalization for Woods), we paid $215.4 million for 100% of the outstanding equity interests of Copperfield, and $53.2 million for certain assets of Woods U.S. and all the stock of Woods Canada. These acquisitions significantly increased the scale of our operations and our outstanding debt levels;

•	Issuance of $120.0 million in Senior Notes — We issued $120.0 million aggregate principal of Senior Notes (defined below) in connection with financing the Copperfield acquisition in April of 2007, thereby increasing the total outstanding principal of Senior Notes to $240.0 million at December 31, 2007;

•	Amended $200.0 million Revolving Credit Facility — In April 2007, also in connection with the Copperfield acquisition, our five-year Revolving Credit Facility was amended and restated, thereby increasing our total borrowing capacity under the facility up to a maximum of $200.0 million. We also borrowed against the facility to fund our acquisition of Woods, resulting in outstanding borrowings under the facility of $123.4 million at December 31, 2007.

Debt

Our outstanding debt (including capital lease obligations) was as follows:

	As of December 31,
	2007	2006
	(In thousands)

Revolving Credit Facility expiring April 2, 2012	$123,438	$—
9.875% Senior Notes due October 1, 2012, including unamortized premium of $2,980 and $0, respectively	242,980	120,000
Capital lease obligations	782	1,129
Other debt	641	1,378

Total debt	$367,841	$122,507

Revolving Credit Facility

Our five-year Revolving Credit Facility is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity.

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10.0 million in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $200.0 million or (2) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10.0 million sublimit for letters of credit. At December 31, 2007, we had $60.3 million in remaining excess availability.

The Revolving Credit Facility is guaranteed by our domestic subsidiaries on a joint and several basis, either as a co-borrower of the Company or a guarantor, and is secured by substantially all of our assets and the assets of our domestic subsidiaries, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all the capital stock of each of our domestic subsidiaries and 65% of the capital stock of each of our foreign subsidiaries.

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. We are also prohibited from making prepayments on the Senior Notes, except for scheduled payments required pursuant to the terms of such Senior Notes. In addition to maintaining a minimum of $10.0 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. We maintained greater than $30.0 million of monthly excess availability in 2007.

On November 1, 2007, the Revolving Credit Facility was amended to allow for our acquisition of Woods. The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25.0 million. As of December 31, 2007, we were in compliance with all of the covenants of our Revolving Credit Facility.

9.875% Senior Notes

At December 31, 2007, we had $240.0 million in aggregate principal amount of 9.875% senior notes outstanding, all of which mature on October 1, 2012 (the “Senior Notes”). As noted above, the Senior Notes include the $120.0 million aggregate principal amount of 2007 Notes issued in connection with our acquisition of Copperfield. The 2007 notes are governed by the same indenture (the “Indenture”) and have substantially the same terms and conditions as our $120.0 million aggregate principal of 9.875% senior notes issued in 2004 (the “2004 Notes”).

The Indenture includes a covenant that prohibits us from incurring additional indebtedness (other than certain permitted indebtedness, including but not limited to the maximum availability under our Revolving Credit Facility), unless our consolidated fixed charge coverage ratio is greater than 2.0 to 1.0.

As of December 31, 2007, we were in compliance with all of the covenants for our Senior Notes.

Current and Future Liquidity

In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements tend to increase when we experience significant demand for products or significant copper price increases.

Our management assesses the future cash needs of our business by considering a number of factors, including: (1) historical earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service expenses, (4) planned capital expenditures, and (5) our ability to borrow additional funds under the terms of our Revolving Credit Facility.

Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future.

If we experience a deficiency in earnings with respect to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows from operations and borrowings under the Revolving Credit Facility. If cash flows generated from our operations, together with borrowings under our Revolving Credit Facility, are not sufficient to fund our operations, debt service and capital expenditures and we need to seek additional sources of capital, the limitations on our ability to incur debt contained in the Revolving Credit Facility and the Indenture relating to our Senior Notes could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay or forego capital spending or other corporate initiatives, such as the development of products, or acquisition opportunities.

Cash Flow Summary

A summary of our cash flows for 2007, 2006 and 2005 was as follows:

	As of December 31,
	2007	2006	2005
	(In thousands)

Net Income	$14,890	$29,359	$11,135
Non-cash items	21,692	8,964	3,827
Changes in working capital assets and liabilities	(12,789)	(8,275)	(25,302)

Net cash from operating activities	23,793	30,048	(10,340)
Net cash from investing activities	(269,072)	(2,578)	(1,789)
Net cash from financing activities	239,398	(12,794)	11,153
Effects of exchange rate changes on cash and cash equivalents	24	—	—

Net increase in cash and cash equivalents	(5,857)	14,676	(976)
Cash and equivalents at beginning of year	14,734	58	1,034

Cash and equivalents at end of year	$8,877	$14,734	$58

Operating activities

Net cash generated by our operating activities was $23.8 million in 2007 compared to $30.0 million in 2006. The $6.2 million decline from 2006 was a function of: (1) a $14.5 million decline in net income, and (2) a net increase of $4.4 million to fund our various working capital assets and liabilities, partially offset by (3) a $12.7 million increase in non-cash items contained in net income, primarily depreciation and amortization expense. The $4.4 million net increase in cash used for working capital was attributable to changes in a number of working capital items, most notably prepaid expenses and other current assets, which was primarily a function of timing.

Net cash provided by operating activities increased by $40.4 million to $30.0 million in 2006 compared to a net usage of $10.3 million in 2005. The increase was a function of: (1) an $18.2 million increase in net income, (2) a net decrease of $17.0 million used in funding working capital, and (3) a $5.1 million increase in non-cash items contained in net income. The $17.0 million net decrease in cash used for working capital was attributable to changes in a number of working capital items, most notably inventories, reflecting better inventory management and economies of scale as a result of the closure of certain facilities in 2006, partially offset by lower accounts payable, due to a difference in timing of payments.

Investing activities

Net cash used in investing activities was $269.1 million in 2007 compared to $2.6 million in 2006 and $1.8 million in 2005, respectively, with the increase primarily attributable to the acquisition of Copperfield and Woods.

Financing activities

Net cash provided by financing activities was $239.4 million in 2007 compared to net cash used in financing activities of $12.8 million in 2006. The $239.4 million in cash provided from financing activities in 2007 was primarily a function of acquisition-related borrowing activities. As noted above, during 2007 we issued $120.0 million in Senior Notes, generating total proceeds of $119.4 million (net of issuance costs), and increased our borrowings under our Revolving Credit Facility, which were $123.4 million at December 31, 2007, as compared to $0 million at December 31, 2006. For 2006, we used $12.8 million in net cash, primarily reflecting (1) the repayment of $46.0 million in borrowings under our Revolving Credit Facility and $0.8 million in other long-term debt repayments, (2) the repurchase of $61.4 million of our common shares in connection with our 2006 Private Placement, and (3) $19.5 million in dividends paid to our S corporation shareholders, partially offset by $114.9 million in net proceeds generated from the Private Placement.

Integration activities related to Copperfield and Woods

In November 2007, our board of directors approved management’s integration strategy for Copperfield which involves the streamlining of Copperfield’s manufacturing operations and cost reductions related to the elimination of overlap between Coleman and Copperfield. The integration plan includes the consolidation and closure of Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, into operations at one modern facility in El Paso, Texas. We estimate that these measures will result in net cash expenditures of approximately $2.0 million to $3.0 million in 2008 depending on various factors including the timing of the sale of two of our owned facilities involved in the integration plan and the amount of proceeds received. We expect the majority of these integration activities to be complete by the end of 2008.

In January 2008, we announced plans to consolidate three of our existing distribution facilities (located in Indianapolis, Indiana; Gurnee, Illinois; and Waukegan, Illinois) into a single leased distribution facility in Pleasant Prairie, Wisconsin. We expect the new facility to be in operation and the closures of the effected facilities to be largely completed by the end of second quarter of 2008. The Indianapolis facility, acquired in connection with the Woods acquisition, will be closed in advance of its scheduled lease termination date, whereas we expect to utilize the remaining two leased facilities in our operations through their remaining lease terms, which end in 2008. We expect to incur total costs between approximately $2.4 million and $3.4 million as a result of the above-described plan. The majority of the cash expenditures are expected to be treated as a purchase accounting adjustment to be recorded in 2008, with the remainder accounted for as restructuring or operating expense in 2008.

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

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2007:

		Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Long-term debt obligations (including current portion and interest)	$479,708	$24,190	$47,475	$407,927	$116
Capital lease obligations (including interest)	867	539	328	—	—
Operating lease obligations	31,658	7,341	11,779	7,904	4,634
Purchase obligations	68,638	68,638	—	—	—

Interest obligations includes interest on our variable rate debt, primarily borrowings under the Revolving Credit Facility, calculated based on interest rates at December 31, 2007. Amounts of future interest payments on our variable rate borrowings will depend on prevailing variable interest rates in future periods and the amount of outstanding borrowings under our Revolving Credit Facility depending upon our working capital requirements.

We will also be required to make future cash contributions to our defined contribution savings plans. The estimate for these contributions is approximately $1.2 million during 2008. Estimates of cash contributions to be made after 2008 are difficult to determine due to the number of variable factors that impact the calculation of defined contribution savings plans.

Purchase obligations primarily consist of purchase orders and other contractual arrangements for inventory and raw materials.

We anticipate being able to meet our obligations as they come due.

Off-Balance Sheet Arrangements

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

Income Taxes

Through October 9, 2006, we conducted our business as an S corporation, with the exception of our wholly-owned C corporation subsidiary, for federal and state income tax purposes. Accordingly, our shareholders had been responsible for federal and substantially all state income tax liabilities arising out of our operations. For all periods prior to the C corporation conversion, dividends had been paid to shareholders at amounts that approximated the shareholders’ current tax liability arising from their ownership in the company. As of October 10, 2006, the day before we consummated the 2006 Private Placement, we ceased to be an S corporation and became a C corporation and, as such, we became subject to federal and state income taxes. The unaudited pro forma statements of operations data included elsewhere in this report present our pro forma provision for income taxes and net income as if we had been a C corporation for all periods presented. For further information reference “Selected Consolidated Financial Data”.

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts. We periodically assess the reliability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state or federal statutory tax audits.

The Internal Revenue Service is currently examining our 2002, 2003 and 2004 federal income tax returns. Management believes that the ultimate outcome of this examination will not result in a material adverse impact on our consolidated financial position, cash flow or results of operations.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (“GAAP”) until December 31, 2008. The impact SFAS No. 141(R) will have on our consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company in the first quarter of 2008. In November 2007, the FASB updated SFAS No. 157. The FASB reaffirmed that the statement is effective as originally scheduled in the accounting for the financial assets and liabilities of financial institutions. However, the FASB issued a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for the Company at the beginning of 2008. The Company’s adoption of the provisions of SFAS No. 159 will not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of 2010, noncontrolling interests will be classified as equity in the consolidated financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. We do not currently have any minority interest components at any of our subsidiaries, and we do not anticipate the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are exposure to changes in commodity prices, primarily copper prices, and interest rates on borrowings.

Commodity Risk.  Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivatives, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability, and record changes in the fair value of such contracts within cost of goods sold as they occur. At December 31, 2007, we had contracts with an aggregate fair value of $0.3 million to sell 1,000 pounds of copper in March 2008. A hypothetical adverse movement of 10% in the price of copper at December 31, 2007, with all other variables held constant, would have resulted in a loss in the fair value of our commodity futures contracts of approximately $0.3 million as of December 31, 2007.

Interest Rate Risk.  We have exposure to changes in interest rates on a portion of our debt obligations. As of December 31, 2007, approximately 34% of our debt was variable rate, primarily our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or LIBOR. Based on the amount of our variable rate borrowings at December 31, 2007, which totaled approximately $123.5 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $1.2 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the Notes thereto, and other information are included in this report beginning on page F-1.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(b) and 15d-15(e)), as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(d) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principals generally accepted in the United States of America. The Company’s management, including its principal executive officer and principal financial officer, conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of Copperfield, LLC and Woods acquired on April 2, 2007 and November 30,

2007, respectively. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the acquisitions of Copperfield and Woods and the incorporation of their consolidated financial statements into our consolidation process, we have adopted the internal controls with respect to Copperfield and Woods.

ITEM 9B.	Other Information

On March 26, 2008, Jeffrey D. Johnston, Executive Vice President, Operations and Assistant Secretary of the Company announced that he will retire from the Company. Mr. Johnston’s retirement will be effective in May 2008. J. Kurt Hennelly will succeed Mr. Johnston as Executive Vice President, Operation at that time. Mr. Hennelly’s biographical information is contained in Item I of this document under the heading Executive Officers of the Company.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

This item is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors”, “Corporate Governance Compliance with Section 16(a) Beneficial Ownership Reporting in 2007”, “Corporate Governance — How are Directors Nominated?” and “Corporate Governance — The Committees of the Board — The Audit Committee” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2008, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Code of Ethics

In 2007, our board of directors adopted a code of ethics applicable to all of our directors, officers and employees. We have posted this code of ethics on our internet site (colemancable.com under “Investors”). We intend to disclose on our internet site any amendments to, or waivers from, our code of ethics that are required to be publicly disclosed pursuant to the rules of the SEC or NASDAQ.

ITEM 11.	Executive Compensation

This item is incorporated by reference to the to the sections entitled “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2008, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the section entitled “Information About Our Common Share Ownership” and “Proposal No. 2: Approval of an Amendment and Restatement to the Company’s Long-Term Incentive Plan” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2008, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions

This item is incorporated by reference to the sections entitled “Corporate Governance — Director Independence”, “Corporate Governance — What is our Related party Transactions Approval Policy and What Procedures Do We Use To Implement It?” and “Corporate Governance — What Related Person Transactions Do We Have?” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2008, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.	Principal Accountant Fees and Services

This item is incorporated by reference to the section entitled “Proposal No. 3: Ratification of Appointment of Independent Auditors — Independent Auditor Fee Information” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2008, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15	Exhibits and Financial Statement Schedules

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing in Item 8, which is incorporated herein by reference.

(2) Financial Statement Schedules

None.

(3) Exhibits

See index to exhibits.

Coleman Cable, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

All Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Coleman Cable, Inc.

We have audited the accompanying consolidated balance sheets of Coleman Cable, Inc., and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coleman Cable, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 28, 2008

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Thousands, except per share data)

NET SALES	$864,144	$423,358	$346,181
COST OF GOODS SOLD	759,551	341,642	292,755

GROSS PROFIT	104,593	81,716	53,426
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	44,258	31,760	25,654
INTANGIBLE ASSET AMORTIZATION	7,636	—	—
RESTRUCTURING CHARGES	874	1,396	—

OPERATING INCOME	51,825	48,560	27,772
INTEREST EXPENSE, NET	27,519	15,933	15,606
OTHER (INCOME) LOSS, NET	41	497	(1,267)

INCOME BEFORE INCOME TAXES	24,265	32,130	13,433
INCOME TAX EXPENSE	9,375	2,771	2,298

NET INCOME	$14,890	$29,359	$11,135

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE
Basic	$0.89	$2.15	$0.87
Diluted	0.88	2.15	0.87
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,786	13,637	12,749
Diluted	16,826	13,637	12,749
PRO FORMA DATA (Note 1)
PRO FORMA NET INCOME
Income before income taxes		$32,130	$13,433
Pro forma income tax expense (unaudited)		12,400	5,351

Pro forma net income (unaudited)		$19,730	$8,082

PRO FORMA NET INCOME PER SHARE (UNAUDITED)
Basic		$1.45	$0.63
Diluted		1.45	0.63

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Thousands except per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,877	$14,734
Accounts receivable, net of allowances of $4,601 and $2,092, respectively	159,133	62,318
Inventories	138,359	66,765
Deferred income taxes	3,776	2,136
Assets held for sale	661	—
Prepaid expenses and other current assets	8,647	2,739

Total current assets	319,453	148,692

PROPERTY, PLANT AND EQUIPMENT:
Land	2,772	579
Buildings and leasehold improvements	14,780	7,636
Machinery, fixtures and equipment	101,701	45,125

	119,253	53,340
Less accumulated depreciation and amortization	(42,918)	(31,762)
Construction in progress	3,628	244

Property, plant and equipment, net	79,963	21,822
GOODWILL	108,461	60,628
INTANGIBLE ASSETS, NET	58,181	10
OTHER ASSETS, NET	9,594	4,593

TOTAL ASSETS	$575,652	$235,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$936	$936
Accounts payable	49,519	13,091
Accrued liabilities	38,473	19,582

Total current liabilities	88,928	33,609

LONG-TERM DEBT	366,905	121,571
LONG-TERM LIABILITIES	281	—
DEFERRED INCOME TAXES	23,567	2,724
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 shares authorized and 16,786 shares issued and outstanding	17	17
Additional paid-in capital	83,709	80,421
Retained earnings (accumulated deficit)	12,293	(2,597)
Accumulated other comprehensive loss	(48)	—

Total shareholders’ equity	95,971	77,841

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$575,652	$235,745

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	14,890	$29,359	$11,135
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	21,662	6,382	5,792
Stock-based compensation	3,739	1,412	—
Non-cash interest income	—	—	(110)
Deferred tax provision (credit)	(3,689)	679	(581)
(Gain) loss on disposal of fixed assets	(20)	502	(7)
Gain on sale of investment	—	(11)	(1,267)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(4,606)	(3,478)	(10,227)
Inventories	(2,894)	1,124	(17,755)
Prepaid expenses and other assets	(4,967)	142	(1,417)
Accounts payable	(6,377)	(8,869)	1,985
Accrued liabilities	6,055	2,806	2,112

Net cash flow from operating activities	23,793	30,048	(10,340)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(6,010)	(2,702)	(6,171)
Acquisition of businesses, net of cash acquired	(263,138)	—	—
Proceeds from the disposal of fixed assets	17	42	—
Proceeds from sale of investment	59	82	4,382

Net cash flow from investing activities	(269,072)	(2,578)	(1,789)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities to fund acquisitions, including issuance costs	127,080	—	—
Net borrowings (repayments) under revolving loan facilities	(5,450)	(46,000)	16,180
Early retirement of debt	—	—	(3,822)
Proceeds of issuance of common stock, net of issuance costs	(451)	114,851	—
Issuance of senior notes, net of issuance costs	119,352	—	—
Repayment of long-term debt	(1,133)	(793)	(941)
Repurchase of common stock	—	(61,384)	—
Dividends paid to shareholders	—	(19,468)	(264)

Net cash flow from financing activities	239,398	(12,794)	11,153

Effect of exchange rate changes on cash and cash equivalents	24	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,857)	14,676	(976)
CASH AND CASH EQUIVALENTS — Beginning of year	14,734	58	1,034

CASH AND CASH EQUIVALENTS — End of year	$8,877	$14,734	$58

NONCASH ACTIVITY
Reduction of carrying value of Oswego fixed assets and capital lease obligation	$—	$—	$1,878
Capital lease obligation	50	—	34
Unpaid capital expenditures	1,453	—	166
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$18,709	$1,259	$2,792
Cash interest paid	23,220	15,187	14,813

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Retained	Accumulated
	Common		Additional	Earnings	Other
	Stock	Common	Paid-in	(Accumulated	Comprehensive
	Outstanding	Stock	Capital	Deficit)	Income	Total
	(Thousands)

BALANCE — December 31, 2005	12,749	13	25,546	(12,488)	—	13,071
Repurchase of common stock	(4,400)	(4)	(61,380)	—	—	(61,384)
Common stock issuance, net of issuance costs	8,400	8	114,843	—	—	114,851
Stock-based compensation	37	—	1,412	—	—	1,412
Net income	—	—	—	29,359	—	29,359
Dividends	—	—	—	(19,468)	—	(19,468)

BALANCE — December 31, 2006	16,786	17	80,421	(2,597)	—	77,841
Comprehensive income
Net income	—	—	—	14,890	—	14,890
Cumulative translation, net of tax adjustment					(48)	(48)
Total Comprehensive Income						14,842
Common stock issuance costs	—	—	(451)	—	—	(451)
Stock-based compensation	—	—	3,739	—	—	3,739

BALANCE — December 31, 2007	16,786	$17	$83,709	$12,293	$(48)	$95,971

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Coleman Cable, Inc. and its wholly-owned subsidiaries (the “Company,” “Coleman,” “we,” “us” or “our”). We are a manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the United States and, to a lesser degree, Canada.

All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect retroactive presentation of the 312.6079 for 1 stock split that occurred on October 10, 2006. On October 10, 2006, we terminated our S corporation status and became a C corporation for federal and state income tax purposes under Subchapter C of the Internal Revenue Code (the “Code”). As a result, we are now subject to state and federal income taxes. Through October 9, 2006, we had conducted business as an S corporation under Subchapter S of the Code, with the exception of our wholly-owned C corporation subsidiary, CCI Enterprises, Inc. (the “Subsidiary”) (See Note 8).

Unaudited Pro Forma Data

Our consolidated income statements for 2006 and 2005 included herein contain unaudited pro forma data which give retroactive presentation as if we had been a C corporation for federal and state income tax purposes for all of 2006 and 2005, given our above-noted conversion to a C corporation on October 10, 2006. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if we had been a C corporation for all of 2006 and 2005, or that may result in the future.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are required for several matters, including inventory valuation; determining the allowance for uncollectible accounts and accruals for sales returns, allowances and incentives; depreciation and amortization; accounting for purchase business combinations; the recoverability of long-lived assets; as well as, establishing restructuring, self-insurance, legal, environmental and tax accruals. Actual results could differ from those estimates. Summarized below is the activity for our accounts receivable allowance account:

	2007	2006	2005

Balance — January 1	$2,092	$1,876	$1,655
Provisions	625	294	369
Acquisition	2,944	—	—

Write-offs and credit allowances, net of recovery	(1,060)	(78)	(148)

Balance — December 31	$4,601	$2,092	$1,876

Revenue Recognition

Our sales represent sales of our product inventory. We recognize sales when products are shipped to customers and the title and risk of loss pass to the customer in accordance with the terms of sale, pricing is fixed and determinable, and collection is reasonably assured. Billings for shipping and handling costs are recorded as sales

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and related costs are included in cost of goods sold. A provision for payment discounts, product returns and customer incentives and allowances is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized.

Cost of Goods Sold

Cost of goods sold is primarily comprised of direct materials, labor and overhead costs (including depreciation expense) consumed in the manufacture of goods sold. Cost of goods sold also includes the cost of direct sourced merchandise sold, as well as our distribution costs, including the cost of inbound freight, internal transfers, warehousing and shipping and handling.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. We classify outstanding checks in excess of funds on deposit within accounts payable and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in accounts payable were $2,820 and $146 at December 31, 2007 and 2006, respectively.

Inventories

Inventories include material, labor and overhead costs and are recorded at the lower of cost or market on the first-in, first-out (“FIFO”) basis. We estimate losses for excess and obsolete inventory at its net realizable value based on the aging of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.

Property, Plant and Equipment

Property, plant and equipment are carried at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives, ranging from 3 to 20 years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The estimated useful lives of buildings range from 5 to 20 years; leasehold improvements have a useful life equal to the shorter of the useful life of the asset or the lease term; and the estimated useful lives of machinery, fixtures and equipment range from 3 to 8 years.

Software Development

Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on the accounting for the cost of computer software developed or obtained for internal use. In accordance with SOP No. 98-1, we expense costs associated with developing software for use in the Company’s operations when such costs are incurred during the preliminary project and the post-implementation/operational stages and capitalize such costs when incurred in the application development stage. The resulting capitalized costs consist primarily of outside consulting services and internal development costs and are amortized on a straight-line basis over the estimated useful life of the software, which is three years. We had $2,583 and $2,583 in gross capitalized software costs recorded as of December 31, 2007 and 2006, respectively, which are included in machinery, fixtures and equipment in the consolidated balance sheets. Accumulated amortization related to such costs was $1,911 and $1,580 as of December 31, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is tested for potential impairment on an annual basis or whenever events or changes in circumstances indicate that its value may be impaired. Our annual evaluation for potential

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill impairment is performed during the fourth quarter and is based on valuation models that incorporate internal projections of expected future cash flows and operating plans. Our intangible assets primarily consist of acquired customer relationships and trademarks and trade names, all of which have finite or determinable useful lives. Accordingly, these finite-lived assets are amortized to reflect the estimated pattern of economic benefit consumed, either on a straight-line or accelerated basis over the estimated periods benefited (See Note 3).

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we test the carrying amount of our long-lived assets, including finite-lived intangible assets and property, plant and equipment, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized if, in performing the impairment review, it is determined that the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded would be equal to the excess of the asset’s carrying value over its fair value.

Income Taxes

As noted above, on October 10, 2006, we became a C corporation for federal and state income tax purposes. Prior to this conversion, we conducted our business as an S corporation and, as a result, our S corporation shareholders were responsible for substantially all federal and state income tax liabilities arising out of our operations. For all periods prior to the C corporation conversion, we distributed funds to our S corporation shareholders for the payment of these income taxes.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN No. 48 on January 1, 2007 with no cumulative effect adjustment required. We believe that our income tax filing positions and deductions will be sustained upon examination and, accordingly, we have not recorded any reserves, or related accruals for interest and penalties, at December 31, 2007 for uncertain income tax positions pursuant to FIN No. 48. In accordance with FIN No. 48, we have adopted a policy under which, if required to be recognized in the future, we will classify interest related to the underpayment of income taxes as a component of interest expense and we will classify any related penalties in selling, engineering, general and administrating expenses in the consolidated income statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative and Other Financial Instruments, and Concentrations of Credit Risk

From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability, and record changes in the fair value of such contracts within cost of goods sold as they occur. At December 31, 2007, we had outstanding contracts, with an aggregate fair value of $320, to sell 1,000 pounds of copper in March 2008, recorded as a component of prepaid expenses and other current assets on our consolidated balance sheet at December 31, 2007. There were no outstanding contracts at December 31, 2006. We recorded aggregate gains of $320, $240 and $260 as a reduction to cost of goods sold in our consolidated income statement for 2007, 2006 and 2005, respectively.

Financial instruments also include other working capital items and debt. The carrying amounts of our cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value given the immediate or short-term maturity of these financial instruments. The fair value of the Company’s debt is disclosed in Note 7.

Concentrations of credit risk arising from trade accounts receivable are due to selling to a number of customers in a particular industry. The Company performs ongoing credit evaluations of its customers’ financial condition and obtains collateral or other security when appropriate. No customer accounted for more than 10% of accounts receivable as of December 31, 2007 and 2006, respectively.

Cash and cash equivalents are placed with a financial institution that we believe has an adequate credit standing.

Stock-based Compensation

In accordance with SFAS No. 123(R), Share-based Payment, we recognize compensation expense over the related vesting period for each share-based award we grant, primarily stock options, based on the fair value of the instrument at grant date. Our stock-based compensation arrangements are further detailed in Note 12.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period presented. Diluted earnings per common share are based on the weighted average number of common shares outstanding and the dilutive effect of the potential exercise of outstanding stock options.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (“GAAP”) until December 31, 2008. The impact SFAS No. 141(R) will have on our consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company in the first quarter of

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. In November 2007, the FASB updated SFAS No. 157. The FASB reaffirmed that the statement is effective as originally scheduled in the accounting for the financial assets and liabilities of financial institutions. However, the FASB issued a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for the Company at the beginning of 2008. The Company’s adoption of the provisions of SFAS No. 159 will not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of 2010, noncontrolling interests will be classified as equity in the consolidated financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. We do not currently have any minority interest components at any of our subsidiaries, and we do not anticipate the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

2.	ACQUISITIONS

Copperfield, LLC

On April 2, 2007, we acquired 100% of the outstanding equity interests of Copperfield, LLC (“Copperfield”) for $215,449, including acquisition-related costs and working capital adjustments. We believe the acquisition of Copperfield, which at the time of our acquisition was one of the largest privately-owned manufacturers and suppliers of electrical wire and cable products in the United States, has presented us with a number of strategic benefits. In particular, the acquisition increases our scale, diversifies and expands our customer base and strengthens our competitive position in the industry. Copperfield’s results of operations have been included in our consolidated financial statements since the acquisition date, and have been reported as a separate reportable segment (See Note 15).

In connection with our financing of the Copperfield acquisition, we issued senior notes with an aggregate principal amount of $120,000 (the “2007 Notes”), and entered into an amended and restated credit facility (the “Revolving Credit Facility”) with Wachovia Bank, National Association, which amended and restated our previous revolving credit agreement in its entirety and, among other things, increased our total borrowing capacity under the Revolving Credit Facility to a maximum of $200,000. See Note 7 for further discussion.

Woods Industries

On November 30, 2007, we acquired the electrical products business of Katy Industries, Inc. (“Katy”), which operates in the United States as Woods Industries, Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada”), collectively referred to herein as Woods (“Woods”). The principal business of Woods is the design and distribution of consumer electrical cord products, sold principally to national home improvement, mass merchant, hardware and other retailers. We believe the acquisition of Woods provides us with the opportunity to expand our U.S. business while enhancing our market presence and penetration in Canada. We purchased certain assets of Woods U.S. and all the stock of Woods Canada for $53,212, including acquisition-related costs, but subject to finalization of working capital adjustments. We utilized our Revolving Credit Facility to finance the acquisition. Woods’ results of operations have been included in our consolidated financial statements since the acquisition date, and have been reported within our Consumer Outlets reportable segment.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocations

The above acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, we have allocated the purchase price for each acquisition to the net assets acquired based on the related estimated fair values at each respective acquisition date. Though largely complete at December 31, 2007, the purchase price allocation for the Copperfield acquisition is subject to further refinement based upon the finalization of income taxes and management’s plan for the integration of Copperfield’s operations (See Note 4). We will finalize the purchase price allocation for Copperfield during the first quarter of 2008. For the Woods acquisition, the purchase price allocation is preliminary, including the allocation of goodwill. We are awaiting additional information necessary to finalize the purchase price allocation. The completion of this purchase price allocation will likely result in adjustments to the carrying value of Woods’ recorded assets and liabilities, may result in the recognition of certain additional intangible assets, and may result in revisions to the useful lives assigned to intangible assets, which in turn may affect the related depreciation and amortization expense recorded in future periods relative to such acquired assets. These adjustments could be significant. In January of 2008, we began the process of integrating Woods, including the consolidation of Woods’ U.S. distribution and corporate functions. The costs related to such efforts will largely be reflected as purchase accounting adjustments and will be recorded in 2008, as further detailed in Note 4.

The table below summarizes the preliminary allocations of purchase price related to the Copperfield and Woods acquisitions as of their respective acquisition dates.

	Copperfield	Woods	Total

Cash and cash equivalents	$639	$4,884	$5,523
Accounts receivable	61,592	30,752	92,344
Inventories	41,601	27,231	68,832
Prepaid expenses and other current assets	832	1,798	2,630
Property, Plant and equipment	62,656	1,604	64,260
Intangible assets	64,400	1,400	65,800
Goodwill	43,606	4,227	47,833
Other assets	607	—	607

Total assets acquired	275,933	71,896	347,829
Current liabilities	(36,596)	(18,157)	(55,091)
Long-term liabilities	(42)	—	(42)
Deferred income taxes	(23,846)	(527)	(24,035)

Total liabilities assumed	(60,484)	(18,684)	(79,168)

Net assets acquired	$215,449	$53,212	$268,661

The purchase price allocation to identifiable intangible assets, which are all amortizable, along with their respective weighted-average amortization periods at the acquisition date are as follows:

	Weighted Average
	Amortization Period	Copperfield	Woods	Total

Customer relationships	4	$55,600	$900	$56,500
Trademarks and trade names	11	7,800	500	8,300
Non-competition agreements	2	1,000	—	1,000

Total intangible assets		$64,400	$1,400	$65,800

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 41% of the Copperfield acquisition related to the acquisition of partnership interests, which will result in a corresponding step up in basis for U.S. income tax purposes. As such, approximately $12,000 of the goodwill and $26,800 of the acquired intangible assets recorded in connection with the Copperfield acquisition will be deductible for U.S. income tax purposes, primarily over 15 years. For the Woods acquisition, goodwill and intangible assets attributable to the acquisition of Woods U.S. will be deductible for U.S. income tax purposes, while goodwill attributable to Woods Canada will not be deductible for Canadian income tax purposes.

Unaudited Selected Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our estimated combined results of operations assuming that our acquisition of Copperfield and Woods had taken place at the beginning of each respective year. The unaudited pro forma combined results of operations for the period prior to April 2, 2007 were prepared on the basis of information provided to us by the former management of Copperfield and Woods and we make no representation with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, additional depreciation based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets and income tax expense. In addition, the pro forma information for 2006 also gives retroactive presentation as if we had been a C corporation for federal and state income tax purposes for all of 2006. The unaudited pro forma information is presented for informational purposes only and does not include any anticipated cost savings or other effects of integration. Accordingly, it is not indicative of the results of operations that may have been achieved if the acquisition had taken place at the beginning of the periods presented, had our conversion to a C corporation occurred at the beginning of 2006, or that may result in the future. For 2007, the basic and diluted earnings per share amounts shown below are based on weighted average outstanding shares of 16,786 and 16,826, respectively. For 2006, the basic and diluted earnings per share amounts shown below are based on weighted average outstanding shares of 13,637.

	Years December 31,
	2007	2006

Net sales	$1,142,266	$1,108,079
Net income	$7,094	$23,244
Earnings per share:
Basic	$0.42	$1.70
Diluted	$0.42	$1.70

3.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reportable business segment were as follows:

		2007
	December 31,	Acquisition	December 31,
	2006	Activity	2007

Electrical/Wire and Cable Distributors	$25,023	$—	$25,023
Specialty Distributors and OEM’s	31,696	—	31,696
Consumer Outlets	3,909	4,227	8,136
Copperfield	—	43,606	43,606

Total	$60,628	$47,833	$108,461

We review goodwill for potential impairment on an annual basis, with interim testing in the event indicators of potential impairment exist during the year. We did not identify any indicators of potential impairment which would have required us to perform interim testing during 2007, 2006 or 2005. Additionally, our annual fourth-quarter

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review for these same years indicated that the fair value of each of our operating segments, based on discounted cash flow projections, exceeded the carrying value of its allocated share of our consolidated net assets, and accordingly, there was no goodwill impairment indicated for any of these years.

The following summarizes our intangible assets at December 31, 2007 and 2006, respectively:

	Weighted	2007			2006
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	4	$56,500	$(7,026)	$49,474	$—	$—	$—
Trademarks and trade names	11	8,350	(343)	8,007	50	(40)	10
Non-competition agreements	2	1,000	(300)	700	—	—	—

Total	5	$65,850	$(7,669)	$58,181	$50	$(40)	$10

Our intangible assets are being amortized over their estimated useful lives. The customer-relationship intangibles are being amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets will be consumed. Amortization expense for intangible assets was $7,636, $13, and $12 for the years ended December 31, 2007, 2006 and 2005, respectively. Expected amortization expense for intangible assets over the next five years is as follows:

2008	$11,999
2009	10,546
2010	8,217
2011	6,529
2012	5,175

As discussed in Note 2, the purchase price allocations are to be finalized in 2008, which in turn may affect the above estimates of future amortization expense.

4.	RESTRUCTURING AND INTEGRATION ACTIVITIES

Copperfield Integration

In November 2007, our board of directors approved management’s integration strategy for Copperfield which involves the streamlining of Copperfield’s manufacturing operations and cost reductions related to the elimination of overlap between Coleman and Copperfield. The integration plan includes the consolidation and closure of Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, into operations at one modern facility in El Paso, Texas. We incurred $279 in restructuring costs related to the integration during the fourth quarter of 2007, primarily other exit costs. In addition, we recorded a $385 reserve for severance costs associated with the planned integration as a component of purchase accounting. We expect to incur between $3,500 and $4,500 in restructuring costs in 2008 for such activities, and estimate that these measures will result in net cash expenditures of approximately $2,000 to $3,000 in 2008 depending on various factors including the timing of the sale of owned properties and the amount of proceeds received. We expect the majority of these integration activities to be complete by the end of 2008.

Two of the Copperfield facilities scheduled to be closed as part of the above-described integration are owned facilities. Accordingly, each of these facilities was recorded at its respective estimated fair value (less estimated costs to sell) as part of the purchase accounting for the Copperfield acquisition. These properties were recorded within property, plant and equipment on our consolidated balance sheet at December 31, 2007, reflecting that they were in use as of December 31, 2007, and consequently did not warrant being classified as held for sale in our consolidated balance sheet at that date.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Restructuring Activities

During 2006, we ceased operations at our leased Miami Lakes, Florida manufacturing and distribution facility, as well as at our owned manufacturing facility in Siler City, North Carolina. The activities conducted at these locations were relocated to other facilities, most notably our Waukegan, Illinois and Hayesville, North Carolina facilities, and were also supplemented by additional international sourcing. As of December 31, 2007, the Company had incurred total costs of $1,988 to close these facilities, including $1,277 for the Miami Lakes facility and $711 for the Siler City facility. All actions associated with the closure of these facilities have been substantially completed as of December 31, 2007. Additionally, the building and property we own in Siler City, North Carolina has been classified as an asset held for sale in the amount of $661 in our consolidated balance sheet at December 31, 2007.

The following table summarizes activity in the reserves established for restructuring and integration activities for 2007 and 2006:

	Employee	Lease	Equipment	Other
	Severance	Termination	Relocation	Closing
	Costs	Costs	Costs	Costs	Total

Copperfield Integration
BALANCE — December 31, 2006	$—	$—	$—	$—	$—

Provision	—	—	—	279	279
Purchase accounting adjustments	385	—	—	—	385
Uses	—	—	—	(279)	(279)

BALANCE — December 31, 2007	$385	$—	$—	$—	$385

2006 Restructuring Activities
BALANCE — December 31, 2005	$—	$—	$—	$—	$—

Provision	147	662	262	325	1,396
Uses	(77)	(662)	(262)	(325)	(1,326)

BALANCE — December 31, 2006	$70	$—	$—	$—	$70

Provision	41	—	320	234	595
Uses	(111)	—	(320)	(231)	(662)

BALANCE — December 31, 2007	$—	$—	$—	$3	$3

2008 Activities- Consolidation of Distribution Facilities, Including Woods

In January 2008, we announced plans to consolidate three of our existing distribution facilities (located in Indianapolis, Indiana; Gurnee, Illinois; and Waukegan, Illinois) into a single leased distribution facility in Pleasant Prairie, Wisconsin. We expect the new facility to be in operation and the closures of the effected facilities to be largely completed by the end of second quarter of 2008. The Indianapolis facility, acquired in connection with the Woods acquisition, will be closed in advance of its scheduled lease termination date, whereas we expect to utilize the remaining two leased facilities in our operations through their remaining lease terms, which end in 2008. We expect to incur total costs between approximately $2,400 and $3,400 as a result of the above-described plan, primarily facility closure and severance-related costs. The majority of the cash expenditures are expected to be treated as a purchase accounting adjustment to be recorded in 2008, with the remainder accounted for as restructuring or operating expense in 2008. In addition, as a result of the plan, we have accelerated depreciation for certain fixed assets located at the facilities to be closed, and expect to record incremental depreciation expense of approximately $185 in 2008 due to this acceleration.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVENTORIES

Inventories consisted of the following:

	December 31,
	2007	2006

FIFO cost:
Raw materials	$31,626	$11,975
Work in progress	4,324	3,293
Finished products	102,409	51,497

Total	$138,359	$66,765

6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2007	2006

Salaries, wages and employee benefits	$9,503	$5,117
Sales incentives	14,383	7,359
Income taxes	—	568
Interest	6,505	3,023
Other	8,082	3,515

Total	$38,473	$19,582

7.	DEBT

Total borrowings were as follows:

	December 31,
	2007	2006

Revolving credit facility expiring April 2, 2012	$123,438	$—
9.875% Senior notes due October 1, 2012, including unamortized premium of $2,980 and $0, respectively	242,980	120,000
Capital lease obligations	782	1,129
Other long-term debt, annual interest rates up to 6.5%, payable through 2018	641	1,378

	367,841	122,507
Less current portion	(936)	(936)

Total long-term debt	$366,905	$121,571

Revolving Credit Facility

Our five-year Revolving Credit Facility is a senior secured facility that provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At December 31, 2007, we had $123,438 in borrowings outstanding under the facility, with $60,295 in remaining excess availability. There were no borrowings outstanding at December 31, 2006.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10,000 in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (i) $200,000 or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10,000 sublimit for letters of credit. Interest is payable, at our option, at the agent’s prime rate plus a range of 0.0% to 0.5% or the Eurodollar rate plus a range of 1.25% to 1.75%, in each case based on quarterly average excess availability under the Revolving Credit Facility. The average rate of interest under the Revolving Credit Facility during 2007, 2006 and 2005 approximated 6.9%, 7.0% and 5.7%, respectively.

The Revolving Credit Facility is guaranteed by our domestic subsidiaries on a joint and several basis, either as a co-borrower of the Company or a guarantor, and is secured by substantially all of our assets and the assets of our domestic subsidiaries, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all the capital stock of each of our domestic subsidiaries and 65% of the capital stock of each of our foreign subsidiaries.

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. We are also prohibited from making prepayments on the Senior Notes (defined below), except for scheduled payments required pursuant to the terms of such Senior Notes. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability in 2007.

On November 1, 2007, the Revolving Credit Facility was amended to allow for our acquisition of Woods. The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25,000.

The Company classifies the portion of the Revolving Credit Facility that is expected to be paid within the next year as a current liability.

9.875% Senior Notes

At December 31, 2007, we had $240,000 in aggregate principal amount of 9.875% senior notes outstanding, all of which mature on October 1, 2012 (the “Senior Notes”). The Senior Notes include the $120,000 aggregate principal amount of 2007 Notes issued in connection with our acquisition of Copperfield. The 2007 notes are governed by the same indenture (the “Indenture”) and have substantially the same terms and conditions as our $120,000 aggregate principal of 9.875% senior notes issued in 2004 (the “2004 Notes”). We received a premium of $3,450 in connection with the issuance of the 2007 Notes due to the fact that the 2007 Notes were issued at 102.875% of the principal amount thereof, resulting in proceeds of $123,450. This premium is being amortized to par value over the remaining life of the 2007 Notes, and accordingly, the effective interest rate on our $240,000 principal Senior Notes is 9.74%.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, annual maturities of long-term debt for each of the next five years and thereafter are as follows:

2008	$936
2009	355
2010	13
2011	10
2012	363,449
Subsequent to 2012	98

Total debt maturities	364,861
Unamortized premium on long-term debt	2,980

Total debt	$367,841

Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends. Under these covenants, we could not declare excess cash flow dividends for the year ended December 31, 2007. The Company does not anticipate paying any dividends on its common stock in the foreseeable future. The fair value of our debt and capitalized lease obligations was approximately $350.5 million and $121.6 million at December 31, 2007 and 2006, respectively.

Debt Issue Costs

We incurred fees and expenses of $5,906 in connection with our issuance of the 2007 Notes and the amendment of our Revolving Credit Facility. These fees, along with $6,608 incurred in 2004 in connection with the 2004 Notes issuance and refinancing activity, are being amortized over the remaining term of the Revolving Credit Facility and Senior Notes, respectively. Amortization of debt issue costs was $1,656, $935 and $935 in 2007, 2006 and 2005, respectively. Accumulated amortization of debt issue costs was $3,760 and $2,104 at December 31, 2007 and 2006, respectively.

8.	INCOME TAXES

Through October 9, 2006, we conducted business as an S corporation under Subchapter S of the Code (and comparable state laws). On October 10, 2006, we terminated our S corporation status, and are now treated as a C corporation for federal and state income tax purposes under Subchapter C of the Code. As a result of terminating our S corporation status, we recorded an income tax provision of $346 to recognize the estimated amount of previously unrecognized net deferred income tax liability. Prior to our conversion to a C corporation, our S corporation shareholders were responsible for federal and substantially all state income tax liabilities arising out of our operations. For all periods prior to the conversion to a C corporation, we have provided our S corporation shareholders with funds for the payment of these income taxes. We paid $14,818 of tax distributions and $4,650 of discretionary dividends to shareholders in 2006. Refer to “Tax Matters Agreement” in Note 9 for additional information.

Our income before income taxes includes the following components:

	2007	2006	2005

Income before income taxes
U.S	$23,367	$32,130	$13,433
Foreign	898	—	—

Total	$24,265	$32,130	$13,433

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax expense consists of the following:

	2007	2006	2005

Current tax expense	$13,064	$2,092	$2,879
Deferred income tax expense	(3,689)	679	(581)

Total income tax expense	$9,375	$2,771	$2,298

Our deferred taxes result primarily from the tax effect of differences between the financial and tax basis of assets and liabilities based on enacted tax laws. Valuation allowances, if necessary, are provided against deferred tax assets that are not likely to be realized. No such valuation allowances were recorded as of December 31, 2006 or 2007.

Significant components of deferred tax (assets) and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Reserves not deducted for tax:
Allowances for uncollectible accounts	$(604)	$(492)
Legal reserves	(151)	(151)
Employee benefits	(499)	(426)
Section 199	(539)	(15)
Other	(1,139)	(215)
Inventories	(1,292)	(1,299)
Stock-based compensation	(1,465)	(350)
Deferred tax liabilities:
Depreciation and amortization	24,951	3,074
Other	529	462

Net deferred tax liability	$19,791	$588

The reconciliation between income tax amounts at the statutory tax rate to income tax expense recorded on our consolidated income statement is as follows:

	2007	2006	2005

Income taxes at federal statutory rate	$8,487	$10,924	$4,702
Increase (decrease) in income taxes resulting from:
Non-taxable S corporation (income) losses	—	(9,348)	(2,649)
State taxes (net of federal tax benefit)	1,331	652	81
S to C corporation conversion	—	346	—
Other	(443)	197	164

Income taxes	$9,375	$2,771	$2,298

We provide for U.S. deferred taxes and foreign withholding tax on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. At December 31, 2007, we did not have any undistributed earnings from our non-U.S. subsidiaries.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The Internal Revenue Service is currently reviewing our 2002, 2003, and 2004 federal income tax returns. We do not expect that the ultimate

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outcome of this examination will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9.	COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $4,603, $3,225, and $3,104 for 2007, 2006 and 2005, respectively. Minimum future lease payments under capital and operating leases, with non-cancelable initial lease terms in excess of one year as of December 31, 2007, were as follows:

	Capital	Operating
	Leases	Leases

2008	$539	$7,341
2009	324	6,307
2010	4	5,472
2011	—	4,109
2012	—	3,795
After 2012	—	4,634

Total	$867	$31,658

Less: Amounts representing interest	85

Present value of future minimum lease payments	782
Less: Current obligations under capital leases	469
Long-term obligations under capital leases	$313

We record our obligation under capital leases within debt in the accompanying consolidated balance sheets (see Note 7). The gross amount of assets recorded under capital leases as of December 31, 2007 and 2006 was $1,881 and $1,832, respectively. Accumulated depreciation was $1,424 and $1,164 at December 31, 2007 and 2006, respectively. We depreciate these assets over the shorter of their related lease terms or estimated useful lives.

Employee Benefits

We provide defined contribution savings plans for employees meeting certain age and service requirements. We match a portion of employee contributions made to the plans. We recorded expenses totaling $1,005, $723 and $440 related to these savings plans during 2007, 2006 and 2005, respectively.

Legal Matters

We are party to one environmental claim. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located a half mile east of Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980’s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwaters at the site with hazardous substances. In 1984, the U.S. Environmental Protection Agency (the “EPA”) listed this site on the National Priorities List. Riblet Products Corporation, with which the Company merged in 2000, was identified through documents as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the EPA identifying it as a party potentially liable under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for cleanup of the site.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. We recorded a $415 accrual for this liability.

We believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate. We cannot, however, provide assurance that this will be the case.

Self-Insurance

Prior to July 1, 2007, we were self-insured for health costs for covered individuals in six of our facilities; effective July 1, 2007, we became self-insured for health costs for covered individuals in all but our Oswego and Woods facilities. Copperfield has been self-insured since its acquisition date. The accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. The Company’s self-insurance expenses were $1,454, $1,033 and $962 in 2007, 2006 and 2005, respectively.

Tax Matters Agreement

In connection with the closing of the Private Placement (defined in Note 10) in 2006, we entered into a tax matters agreement with our then-existing S corporation shareholders (the “Tax Matters Agreement”) that provides for, among other things, the indemnification of these shareholders for any increase in their tax liability, including interest and penalties, and reimbursement of their expenses (including attorneys’ fees) related to the period prior to our conversion to a C corporation.

On April 24, 2006, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment claiming that we were not entitled to tax deductions in connection with our then-existing practice involving the prepayment of certain management fees and our payment of certain factoring costs to CCI Enterprises, Inc., our wholly-owned C corporation subsidiary. We have appealed the IRS findings. If our appeal of the IRS findings is unsuccessful, our obligation will be to indemnify our S corporation shareholders on record as of the effective date of the Tax Matters Agreement. We have recorded accrued estimated costs of approximately $550, including interest regarding this matter. The respective amounts for 2006 and 2007 were classified in other loss in the accompanying consolidated income statements.

10.	SHAREHOLDERS’ EQUITY

On October 11, 2006, we consummated a private placement of 8,400 shares of our common stock at a price of $15.00 per share (the “Private Placement”). Pursuant to the Private Placement, we received net proceeds of approximately $114,851 (after the purchaser’s discount and placement fees). We used approximately $61,384 of the net proceeds to purchase and retire 4,400 shares from our existing shareholders. Of the remaining net proceeds of approximately $53,467, we used (i) approximately $52,750 to repay substantially all of the indebtedness then outstanding under our credit facility and (ii) the remaining $717 for working capital and general corporate purposes. As a result of the sale of 8,400 shares, and our repurchase of 4,400 shares, the Private Placement increased the number of our outstanding shares by 4,000. In March 2007, we registered 16.8 million shares of our common stock pursuant to a registration rights agreement we had executed in 2006 with our principal shareholders in connection with the Private Placement and paid $451 in costs in connection therewith, with such costs reflected as a reduction to additional paid-in capital in our consolidated statement of shareholders’ equity.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	EARNINGS PER SHARE

The dilutive effect of stock options outstanding on weighted average shares outstanding for 2007 and 2006 was as follows:

	Years Ended December 31,
	2007	2006

Basic weighted average shares outstanding	16,786	13,637
Dilutive effect of stock options	40	—

Diluted weighted average share outstanding	16,826	13,637

Options with respect to 848 common shares were not included in the computation of diluted earnings per share for 2007 because they were antidilutive.

12.	STOCK-BASED COMPENSATION

We initiated a stock-based compensation plan in October of 2006, concurrent with our above-noted Private Placement, under which stock options are periodically granted to executives, directors and key employees. At December 31, 2007, 1,650 shares of common stock were authorized for issuance under the plan, of which 763 shares were available for future grant. Options issued pursuant to the plan become exercisable over a three-year annual vesting period and expire 10 years from the date of grant. Total stock-based compensation expense was $3,739 and $1,412 in 2007 and 2006, respectively. The total expense of $1,412 for 2006 included $531 for stock granted to one of our directors as further discussed in Note 13. Adjusting for expected forfeitures, we estimate total remaining expense related to nonvested stock options issued and outstanding at December 31, 2007 will be $2,526, including expected expense of $1,827 in 2008, $668 in 2009, and $31 in fiscal 2010.

We utilize the fair value method set forth by SFAS No. 123(R) in accounting for stock-compensation expense, estimating the fair value of options granted under our plan at each related grant date using a Black-Scholes option-pricing model. The following table sets forth information about the weighted-average fair value of options granted during 2007 and 2006, and the weighted-average assumptions used for such grants:

	2007	2006

Fair value of options at grant date (per share)	$11.67	$8.09
Dividend yield	0%	0%
Expected volatility	45%	45%
Risk-free interest rate	4.70%	4.74%
Expected term of options	6 years	7 years

We do not expect to pay dividends in the foreseeable future and therefore used a zero-percent dividend yield in our estimates. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Given the limited history of our own common shares, the expected volatility factors above are based on average volatilities relative to a group of U.S. public companies which we believe are comparable to us. Similarly, the expected term of the options granted, representing the period of time that options granted are expected to be outstanding, is derived from published studies analyzing historic exercise behavior in public company stock option plans.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in stock options for 2007 were as follows:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value

Outstanding on January 1, 2007	825	$15.00	9.0
Granted	65	$22.47	—
Exercised	—	—	—
Forfeited or expired	(2)	23.62	—

Outstanding on December 31, 2007	888	$15.52	8.8	—
At December 31, 2007:
Vested or expected to vest	856	$15.54	8.8	—
Exercisable	—	—		—

The total grant-date fair value of options that vested during 2007 was $2,139. No options vested in 2006. We have no policy or plan to repurchase common shares to mitigate the dilutive impact of options.

13.	RELATED PARTIES

We lease our corporate office facility from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of our Board of Directors and executive management. We made rental payments of $368, $359 and $148 to HQ2 in 2007, 2006 and 2005, respectively.

For 2007 and prior years, we had consulting arrangements with two of our shareholders whereby, in addition to their service as directors of the Company, they provided advice and counsel on business planning and strategy, including advice on potential acquisitions. Under these consulting arrangements, each eligible individual received $175 as annual compensation for their services. Pursuant to these arrangements, and for their service as directors, we paid each eligible individual $175, $213 and $250 for 2007, 2006, and 2005, respectively. The consulting arrangements were terminated effective December 31, 2007. Additionally, beginning in October of 2006, in addition to the above-noted consulting services, each receives $75 as annual compensation for their services as co-chairmen of the board of directors. For 2007 and 2006, $75 and $38, respectively, was expensed for each individual’s services as co-chairmen.

On September 4, 2006, we made a $750 cash payment and conveyed 37 shares of the Company’s stock valued at $531 to one of our directors for additional services rendered to the Company in connection with the exploration and development of strategic alternatives and certain other matters. We expensed $1,281 as professional fees related to these services in fiscal 2006.

David Bistricer is a member of the Company’s Board of Directors and owns Morgan Capital LLC (“Morgan Capital”), a company with 15 employees engaged in the real estate business. Prior to July 1, 2007, Morgan Capital’s employees purchased health insurance for themselves and their dependents from the Company’s insurance carrier at the same rates we paid for our employees. This arrangement resulted in no additional cost to us. On July 1, 2007, we revised our health insurance arrangements so that we would self-insure our employees’ health coverage subject to an insurance policy providing catastrophic health coverage in the event the claims of any employee exceeded $40 in any year. The employees of Morgan Capital became part of the self-insurance arrangement. Morgan Capital agreed to indemnify us for any payments made by us for any Morgan Capital participants in excess of premiums paid to us by Morgan Capital, as well as for any administrative expenses related to the participation of the Morgan Capital participants, which were not significant in 2007. Morgan Capital has obtained separate and independent insurance arrangements for its employees as of February 2008.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	INVENTORY THEFT

In 2005, we experienced a theft of inventory resulting from break-ins at our manufacturing facility in Miami Lakes, Florida, which we have since closed. We are currently in discussions with our insurance carriers relative to this matter, and in February 2008, we engaged outside legal counsel in an effort to resolve certain disputes pertaining to our coverage under our related insurance policies. Though an ultimate resolution is still to be determined, we believe we will recover the related loss, net of deductibles, under such insurance policies. We reduced our recorded inventory by $1,280 in 2005 and, at the same time, recorded an insurance receivable, which remains outstanding at December 31, 2007 and has been recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheets.

15.	BUSINESS SEGMENT INFORMATION

We have four reportable business segments: Electrical/Wire and Cable Distributors, Specialty Distributors and OEMs, Consumer Outlets, and Copperfield. These reportable segment classifications are based on an aggregation of customer groupings and distribution channels because this is the way our chief operating decision maker, the chief executive officer, evaluates the Company’s results of each operating segment.

We have aggregated operating segments into four reportable business segments in accordance with the criteria defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Our operating segments have common production processes and manufacturing capacity. Accordingly, we do not identify all of our net assets to our operating segments. Depreciation expense is not allocated to our segments but is included in our manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across multiple segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each operating segment.

Revenues by business segment represent sales to unaffiliated customers and no one customer or group of customers under common control accounted for more than 10% of consolidated net sales. Export sales are not material.

End Markets	Principal Products	Applications	Customers

Electrical/Wire and Cable Distributors
Electrical Distribution	Industrial power, electronic and communication cables, low voltage wire and assembled products	Construction and industrial MRO applications	Buying groups, national chains and independent distributors
Wire and Cable Distribution	Industrial power, electronic and communication cables and low voltage wire	Construction and industrial MRO applications	Independent distributors

Specialty Distributors and OEMs
OEM/Government	Custom cables	Various marine, lighting, mobile equipment, entertainment and military applications, agriculture, appliance, trailer cable, welding cable and battery cable	OEMs and governmental agencies/subcontractors

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

End Markets	Principal Products	Applications	Customers

HVAC/R	Thermostat cable and assembled products	Services the electric controls for HVAC/R	Independent distributors and consignment manufacturers
Irrigation	Irrigation, sprinkler and polyethylene golf course cables	Commercial and residential sprinkler systems, low voltage lighting applications and well pumps	Turf and landscape, golf course and submersible pump distributors
Industrial/Contractor	Extension cords, ground fault circuit interrupters, industrial cord reels, custom cords, trouble lights, portable halogen lights and electrical/electronic cables	Various commercial construction and industrial applications	Specialty, tool and fastener distributors; MRO/industrial catalog houses and retail/general construction supply houses
Security/Home Automation	Electronic and communication wire and cables	Security, home automation, audio, data communication and fire safety	Security, audio-video, residential and commercial distributors
RVs	Machine tool wire, portable cords and adapters, and coaxial, speaker alarm and other cable	RV wiring products	Manufactured housing OEMs and RV aftermarket suppliers
Copper Fabrication	Specialty copper products	Appliances, fire alarms, security systems, electronics, automotive, telecommunications, military, industrial, high temperature and geophysical	Other channels within the Combined Company and other small specialized wire and cable manufacturers

Consumer Outlets
Retail	Extension cords, trouble lights, surge and strip and electronic cable products	Wide variety of consumer applications	National and regional mass merchandisers, home centers, hardware distributors, warehouse clubs and other consumer retailers
Automotive Retail	Battery booster cables, battery cables and accessories	Broad spectrum of automotive applications	National and regional retailers
Copperfield	Insulated copper wire and fabricated copper wire	Wide variety of applications in the transportation, industrial distribution, appliance and OEM markets	OEMs and specialty distributors

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment operating income represents income from continuing operations before interest income or expense, other income and income taxes. Corporate consists of items not charged or allocated to a particular segment, including costs for employee relocation, discretionary bonuses, professional fees, and restructuring expenses. The accounting policies of the segments are the same as those described in Note 1.

Financial data for our business segments are as follows:

	2007	2006	2005

Net sales:
Electrical/Wire & Cable Distributors	$146,020	$147,411	$114,561
Specialty Distributors & OEMs	223,159	219,957	171,926
Consumer Outlets	98,369	55,990	59,694
Copperfield	396,596	—	—

Consolidated net sales	$864,144	$423,358	$346,181

Operating income:
Electrical/Wire & Cable Distributors	$14,367	$23,830	$13,643
Specialty Distributors & OEMs	21,061	28,096	14,693
Consumer Outlets	10,559	3,421	3,465
Copperfield	12,888	—	—

	58,875	55,347	31,801
Corporate	(7,050)	(6,787)	(4,029)

Consolidated operating income	$51,825	$48,560	$27,772

Net sales to external customers by our product groups are as follows:

Net Sales by Groups of Products	2007	2006	2005

Industrial Wire and Cable	$312,105	$199,804	$151,607
Electronic Wire	402,146	124,788	96,787
Assembled Wire and Cable Products	120,940	83,400	87,084
Fabricated Bare Wire	28,953	15,366	10,703

Total	$864,144	$423,358	$346,181

In 2007, our consolidated net sales included a total of $3.4 million in net sales in Canada. In addition, as a result of the Woods acquisition, we had a total of approximately $0.5 million in tangible long-lived assets in Canada at December 31, 2007. We did not have any significant sales activity or any tangible long-lived assets in Canada during either 2006 or 2005. We had no significant sales or significant long-lived assets located outside of either the U.S. or Canada in 2007, 2006, or 2005.

16.	SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) are guaranteed by certain of our wholly-owned subsidiaries (“Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Coleman Cable, Inc. (Parent) and the Company’s Guarantor Subsidiaries — CCI Enterprises, Inc., CCI International, Inc., and Oswego Wire Incorporated, Copperfield , LLC and Spell Capital Corporation. On April 2, 2007, Copperfield became a guarantor of the Senior Notes and the Revolving Credit Facility (see Note 7).

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2007

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Total

Net sales	$446,652	$433,052	$3,395	$(18,955)	$864,144
Cost of goods sold	371,639	385,942	1,970	—	759,551

Gross profit	75,013	47,110	1,425	(18,955)	104,593
Selling, engineering, general and administrative expenses	38,740	23,997	476	(18,955)	44,258
Intangible amortization	14	7,613	9	—	7,636
Restructuring charges	595	279	—	—	874

Operating income	35,664	15,221	940	—	51,825
Interest expense, net	19,039	8,437	43	—	27,519
Other income	42	—	(1)	—	41

Income before income taxes	16,583	6,784	898	—	24,265
Income tax expense	8,697	429	249	—	9,375
Income from subsidiaries	7,004	—	—	(7,004)	—

Net income	$14,890	$6,355	$649	$(7,004)	$14,890

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net sales	$407,389	$30,641	$(14,672)	$423,358
Cost of goods sold	327,840	13,802	—	341,642

Gross profit	79,549	16,839	(14,672)	81,716
Selling, engineering, general and administrative expenses	32,834	13,598	(14,672)	31,760
Restructuring charges	1,396	—	—	1,396

Operating income	45,319	3,241	—	48,560
Interest expense, net	14,996	937	—	15,933
Other loss, net	497	—	—	497

Income before income taxes	29,826	2,304	—	32,130
Income tax expense	2,219	552	—	2,771
Income from guarantor subsidiaries	1,752	—	(1,752)	—

Net income	$29,359	$1,752	$(1,752)	$29,359

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net sales	$328,421	$29,747	$(11,987)	$346,181
Cost of goods sold	283,184	9,571	—	292,755

Gross profit	45,237	20,176	(11,987)	53,426
Selling, engineering, general and administrative expenses	24,458	13,183	(11,987)	25,654

Operating income	20,779	6,993	—	27,772
Interest expense, net	15,089	517	—	15,606
Other income	—	(1,267)	—	(1,267)

Income before income taxes	5,690	7,743	—	13,433
Income tax expense	57	2,241	—	2,298
Income from guarantor subsidiaries	5,502	—	(5,502)	—

Net income	$11,135	$5,502	$(5,502)	$11,135

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2007

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,822	$14	$5,041	$—	$8,877
Accounts receivable, net of allowances	83,596	68,533	7,004	—	159,133
Intercompany receivable	27,006	17,273	1,736	(46,015)	—
Inventories, net	80,231	51,303	6,825	—	138,359
Deferred income taxes	3,169	607	—	—	3,776
Assets held for sale	661	—	—	—	661
Prepaid expenses and other current assets	7,839	3,167	187	(2,546)	8,647

Total current assets	206,324	140,897	20,793	(48,561)	319,453
PROPERTY, PLANT AND EQUIPMENT, NET	16,352	63,104	507	—	79,963
GOODWILL	62,413	43,638	2,410	—	108,461
INTANGIBLE ASSETS, NET	1,022	56,788	371	—	58,181
OTHER ASSETS, NET	8,811	783	—	—	9,594
INVESTMENT IN SUBSIDIARIES	260,247	—	—	(260,247)	—

TOTAL ASSETS	$555,169	$305,210	$24,081	$(308,808)	$575,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$310	$626	$—	$—	$936
Accounts payable	25,515	21,586	2,418	—	49,519
Intercompany payable	19,009	27,006	—	(46,015)	—
Accrued liabilities	24,051	11,217	5,751	(2,546)	38,473

Total current liabilities	68,885	60,435	8,169	(48,561)	88,928

LONG-TERM DEBT	366,635	270	—	—	366,905
LONG-TERM LIABILITIES, NET	—	281	—	—	281
DEFERRED INCOME TAXES	23,519	48	—	—	23,567
Common stock	17	—	—	—	17
Additional paid in capital	83,709	215,341	15,421	(230,762)	83,709
Accumulated other comprehensive income	111	—	(159)	—	(48)
Retained earnings	12,293	28,835	650	(29,485)	12,293

Total shareholders’ equity	96,130	244,176	15,912	(260,247)	95,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$555,169	$305,210	$24,081	$(308,308)	$575,652

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,719	$15	$—	$14,734
Accounts receivable, net of allowances	60,789	1,529	—	62,318
Intercompany receivable	—	16,168	(16,168)	—
Inventories, net	60,007	6,758	—	66,765
Deferred income taxes	1,931	205	—	2,136
Prepaid expenses and other current assets	2,268	1,838	(1,367)	2,739

Total current assets	139,714	26,513	(17,535)	148,692
PROPERTY, PLANT AND EQUIPMENT, NET	16,197	5,625	—	21,822
GOODWILL AND INTELLECTUAL PROPERTY, NET	60,487	141	—	60,628
INTANGIBLE ASSETS, NET	10	—	—	10
OTHER ASSETS, NET	4,590	3	—	4,593
INVESTMENT IN SUBSIDIARIES	22,480	—	(22,480)	—

TOTAL ASSETS	$243,478	$32,282	$(40,015)	$235,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$356	$580	$—	$936
Accounts payable	12,245	846	—	13,091
Intercompany payable	12,676	3,492	(16,168)	—
Accrued liabilities	17,049	3,900	(1,367)	19,582

Total current liabilities	42,326	8,818	(17,535)	33,609

LONG-TERM DEBT	120,686	885	—	121,571
DEFERRED INCOME TAXES	2,625	99	—	2,724
Common stock	17	—	—	17
Additional paid in capital	80,421	1	(1)	80,421
Retained earnings (accumulated deficit)	(2,597)	22,479	(22,479)	(2,597)

Total shareholders’ equity	77,841	22,480	(22,480)	77,841

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$243,478	$32,282	$(40,015)	$235,745

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$14,890	$6,355	$649	$(7,004)	$14,890
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	4,604	17,055	3	—	21,662
Stock-based compensation	3,739	—	—	—	3,739
Deferred tax provision	(3,188)	(501)	—	—	(3,689)
Loss on sale of fixed assets — net	(44)	24	—	—	(20)
Equity in consolidated subsidiary	(7,004)	—	—	7,004	—
Changes in operating assets and liabilities:
Accounts receivable	(784)	(5,412)	1,590	—	(4,606)
Inventories	(685)	(2,944)	735	—	(2,894)
Prepaid expenses and other assets	(5,247)	(731)	(168)	1,179	(4,967)
Accounts payable	7,611	(13,428)	(560)	—	(6,377)
Intercompany accounts	2,555	(1,093)	(1,462)	—	—
Accrued liabilities	4,325	3,441	(532)	(1,179)	6,055

Net cash flow from operating activities	20,772	2,766	255	—	23,793

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,165)	(2,822)	(23)	—	(6,010)
Acquisition of businesses, net cash acquired	(268,562)	639	4,785	—	(263,138)
Proceeds from the sale of fixed assets	17	—	—	—	17
Proceeds from the sale of investment	59	—	—	—	59

Net cash flow from investing activities	(271,651)	(2,183)	4,762	—	(269,072)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities to fund acquisitions including issue costs	127,080	—	—	—	127,080
Net borrowings (repayments) under revolving loan facilities	(5,450)	—	—	—	(5,450)
Proceeds of issuance of common stock, net	(451)	—		—	(451)
Repayment of long-term debt	(549)	(584)	—	—	(1,133)
Borrowings of long-term debt	119,352	—	—	—	119,352

Net cash flow from financing activities	239,982	(584)	—	—	239,398

Effect of exchange rate on cash and cash equivalents		—	24	—	24
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,897)	(1)	5,041	—	(5,857)
CASH AND CASH EQUIVALENTS — Beginning of year	14,719	15	—	—	14,734

CASH AND CASH EQUIVALENTS — End of year	$3,822	$14	$5,041	$—	$8,877

NONCASH ACTIVITY
Capital lease obligations	$35	$15	$—	$—	$50
Unpaid capital expenditures	45	1,408	—	—	1,453

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$29,359	$1,752	$(1,752)	$29,359
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	5,470	912	—	6,382
Noncash interest income	—	—	—	—
Stock-based compensation	1,412	—	—	1,412
Deferred tax provision	694	(15)	—	679
Loss on sale of fixed assets — net	359	143	—	502
Gain on sale of investment — net	(11)	—	—	(11)
Equity in consolidated subsidiary	(1,752)	—	1,752	—
Changes in operating assets and liabilities:
Accounts receivable	(3,387)	(91)	—	(3,478)
Inventories	1,275	(151)	—	1,124
Prepaid expenses and other assets	(252)	(973)	1,367	142
Accounts payable	(8,745)	(124)	—	(8,869)
Intercompany accounts	360	(360)	—	—
Accrued liabilities	4,430	(257)	(1,367)	2,806

Net cash flow from operating activities	29,212	836	—	30,048

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,332)	(370)	—	(2,702)
Proceeds from the sale of fixed assets	42	—	—	42
Proceeds from the sale of investment	82	—	—	82

Net cash flow from investing activities	(2,208)	(370)	—	(2,578)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving loan facilities	(46,000)	—	—	(46,000)
Proceeds of issuance of common stock, net	114,851	—	—	114,851
Repayment of long-term debt	(322)	(471)	—	(793)
Borrowings of long-term debt	—	—	—	—
Repurchase of common stock	(61,384)	—	—	(61,384)
Dividends paid to shareholders	(19,468)	—	—	(19,468)

Net cash flow from financing activities	(12,323)	(471)	—	(12,794)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,681	(5)	—	14,676
CASH AND CASH EQUIVALENTS — Beginning of year	38	20	—	58

CASH AND CASH EQUIVALENTS — End of year	$14,719	$15	$—	$14,734

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$11,135	$5,502	$(5,502)	$11,135
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	4,867	925	—	5,792
Noncash interest income	—	(110)	—	(110)
Deferred tax provision	—	(581)	—	(581)
Gain on sale of fixed assets — net	(7)	—	—	(7)
Gain on sale of investment — net	—	(1,267)	—	(1,267)
Equity in consolidated subsidiary	(5,502)	—	5,502	—
Changes in operating assets and liabilities:
Accounts receivable	(57,402)	47,175	—	(10,227)
Inventories	(14,079)	(3,676)	—	(17,755)
Prepaid expenses and other assets	1,051	(168)	(2,300)	(1,417)
Accounts payable	1,726	259	—	1,985
Intercompany accounts	46,705	(46,705)	—	—
Accrued liabilities	919	(1,107)	2,300	2,112

Net cash flow from operating activities	(10,587)	247	—	(10,340)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,908))	(263)	—	(6,171)
Proceeds from the sale of fixed assets	—	4,382	—	4,382

Net cash flow from investing activities	(5,908)	4,119	—	(1,789)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving loan facilities	16,180	—	—	16,180
Early retirement of debt	—	(3,822)	—	(3,822)
Repayment of long-term debt	(407)	(534)	—	(941)
Dividends paid to shareholders	(264)	—	—	(264)

Net cash flow from financing activities	15,509	(4,356)	—	11,153

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(986)	10	—	(976)
CASH AND CASH EQUIVALENTS — Beginning of year	1,024	10	—	1,034

CASH AND CASH EQUIVALENTS — End of year	$38	$20	$—	$58

NON CASH ACTIVITY
Reduction in carrying value of Oswego fixed assets and capital lease obligations	—	1,878	—	1,878
Capital Lease obligations	—	34	—	34
Unpaid capital expenditures	166	—	—	166

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	QUARTERLY RESULTS (UNAUDITED)

	First		Second		Third		Fourth		Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006

Total Net Sales	$109,396	$90,798	$247,018	$114,414	$253,453	$114,925	$254,277	$103,221	$864,144	$423,358
Gross Profit	16,486	16,569	28,378	24,628	29,166	24,228	30,563	16,291	104,593	81,716
Total Operating Income	7,642	9,827	14,647	17,160	14,838	14,179	14,698	7,394	51,825	48,560
Total Net Income	2,794	5,108	4,098	12,795	4,043	9,759	3,955	1,697	14,890	29,359
Net Income Per Share
Basic	0.17	0.40	0.24	1.00	0.24	0.77	0.24	0.12	0.89	2.15
Diluted	0.17	0.40	0.24	1.00	0.24	0.77	0.24	0.12	0.88	2.15

As discussed in Note 4, we have incurred restructuring and integration charges related to two facilities closed in 2006 and the integration of Copperfield in 2007. We recorded $319, $891 and $186 in total restructuring expenses in the second, third and fourth quarters of 2006, respectively, and $364, $163, $53 and $294 in restructuring and integration charges in the first, second, third and fourth quarters of 2007, respectively. (See Note 4)

As discussed in Note 13, we paid professional fees of $750 in cash and conveyed 37 shares of our common stock to one of our directors in the third quarter of 2006, recording $1,281 in connection therewith, which was recorded in Selling, Engineering, General and Administrative Expenses. (See Note 13)

As Discussed in Note 12, we put into place a stock-incentive program in October of 2006. We recorded $881 in total compensation expense in the fourth quarter of 2006 and $973, $1,049, $1,099 and $618 in the first, second, third, and fourth quarters of 2007, respectively. Stock-based compensation is included in Selling, Engineering, General and Administrative Expenses. (See Note 12)

As discussed in Note 9, we accrued $508 in the fourth quarter of 2006 due to the IRS audit pursuant to the Tax Matters Agreement; which is included in Other (income) loss, net. (See Note 9)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March 2008.

/s/ G. Gary Yetman G. Gary Yetman	Director, President and Chief Executive Officer

/s/ Richard N. Burger Richard N. Burger	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ David Bistricer David Bistricer	Director

/s/ Nachum Stein Nachum Stein	Director

/s/ Shmuel D. Levinson Shmuel D. Levinson	Director

/s/ James G. London James G. London	Director

/s/ Denis Springer Denis Springer	Director

/s/ Isaac Neuberger Isaac Neuberger	Director

/s/ Harmon Spolan Harmon Spolan	Director

/s/ Dennis Martin Dennis Martin	Director

S-1

Index to Exhibits

Item No.			Description

3.1		—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
3.2		—	Amended and Restated By-Laws of Coleman Cable, Inc., effective as of October 11, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
4.1		—	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.
4.2		—	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.
4.3		—	Registration Rights Agreement, dated October 11, 2006 between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
4.4		—	Shareholders Agreement, dated October 11, 2006 between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.1		—	Amended and Restated Credit Agreement dated as of April 2, 2007 among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administration agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.2		—	First Amendment to Amended and Restated Credit Agreement dated as of November 1, 2007 by and among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form 8-K filed on November 2, 2007.
10.3		—	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.4		—	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and G. Gary Yetman, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.5		—	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Richard N. Burger, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.6		—	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Jeffrey D. Johnston Messrs. , incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*10	.7	—	Employment Agreement, dated March 9, 2007 between Coleman Cable, Inc. and Richard Carr, incorporated herein by reference to Post Effective Amendment No. 2 to Form S-1 filed on September 7, 2007.
*10	.8	—	Employment Agreement, dated March 9, 2007 between Coleman Cable, Inc. and Mike Frigo, incorporated herein by reference to Post Effective Amendment No. 2 to Form S-1 filed on September 7, 2007.
10.9		—	Consulting Agreement dated as of October 11, 2006 by and between Coleman Cable, Inc. and David Bistricer, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.10		—	Consulting Agreement dated as of October 11, 2006 by and between Coleman Cable, Inc. and Nachum Stein, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

E-1

Item No.			Description

10.11		—	2006 Long-Term Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*10	.12	—	First Amendment to the 2006 Long-Term Incentive Plan, incorporated herein by reference to our Proxy Statement filed on April 10, 2007.
*10	.13	—	Form of Non-Qualified Stock Option Agreement Under the 2006 Long-Term Incentive Plan, incorporated herein by reference to our Form S-1 filed on November 16, 2006.
10.14		—	Indemnification Agreement dated November 13, 2007 by and between Morgan Capital LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
21.1		—	Subsidiaries.
23.1		—	Consent of Deloitte & Touche LLP.
24.1			Power of Attorney (included on signature page of this filing).
31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

E-2