Form 10-Q
period 2008-03-31
Coleman Cable, Inc.
filed 2008-05-09
CIK 1323653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
Common shares outstanding as of May 2, 2008: 16,786,895

PART I.
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2008	2007
NET SALES	$252,483	$109,396
COST OF GOODS SOLD	223,634	92,910

GROSS PROFIT	28,849	16,486

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	12,761	8,480
INTANGIBLE AMORTIZATION EXPENSE	2,662	—
RESTRUCTURING CHARGES	176	364

OPERATING INCOME	13,250	7,642

INTEREST EXPENSE, NET	7,804	3,104
OTHER LOSS, NET	121	10

INCOME BEFORE INCOME TAXES	5,325	4,528

INCOME TAX EXPENSE	2,067	1,734

NET INCOME	$3,258	$2,794

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE
Basic	$0.19	$0.17
Diluted	0.19	0.17
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,787	16,787
Diluted	16,800	16,787
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except per share data)
(unaudited)

	March 31,	March 31,	December 31,
	2008	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,900	$28,156	$8,877
Accounts receivable, less allowance for uncollectible accounts of $4,046, $2,197 and $4,601, respectively	147,126	71,127	159,133
Inventories	147,053	56,196	138,359
Deferred income taxes	3,488	2,215	3,776
Assets held for sale	661	661	661
Prepaid expenses and other current assets	9,759	5,648	8,647

Total current assets	311,987	164,003	319,453

PROPERTY, PLANT AND EQUIPMENT:
Land	2,772	419	2,772
Buildings and leasehold improvements	14,773	6,913	14,780
Machinery, fixtures and equipment	104,158	44,429	101,701

	121,703	51,761	119,253
Less accumulated depreciation and amortization	(46,240)	(31,773)	(42,918)
Construction in progress	4,573	399	3,628

Property, plant and equipment, net	80,036	20,387	79,963
GOODWILL	110,975	60,635	108,461
INTANGIBLE ASSETS, NET OF AMORTIZATION of $10,318, $0, and $7,669, respectively	55,532	—	58,181
OTHER ASSETS, NET	9,138	4,924	9,594

TOTAL ASSETS	$567,668	$249,949	$575,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$946	$955	$936
Accounts payable	37,162	26,675	49,519
Accrued liabilities	36,905	17,212	38,473

Total current liabilities	75,013	44,842	88,928

LONG-TERM DEBT	369,665	121,361	366,905
LONG-TERM LIABILITIES, NET	1,429	—	281
DEFERRED INCOME TAXES	21,797	2,450	23,567
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; and 16,787 issued and outstanding on March 31, 2008, on March 31, 2007 and December 31, 2007	17	17	17
Additional paid-in capital	84,312	81,082	83,709
Retained earnings	15,551	197	12,293
Accumulated other comprehensive loss	(116)	—	(48)

Total shareholders’ equity	99,764	81,296	95,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$567,668	$249,949	$575,652

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,258	$2,794
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	7,149	1,346
Stock-based compensation	603	973
Deferred tax provision (credit)	(263)	(353)
(Gain) loss on disposal of fixed assets	68	(1)
Changes in operating assets and liabilities:
Accounts receivable	12,053	(8,809)
Inventories	(8,728)	10,569
Prepaid expenses and other assets	(1,147)	(3,474)
Accounts payable	(11,528)	13,545
Accrued liabilities	(4,997)	(2,370)

Net cash flow from operating activities	(3,532)	14,220

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,350)	(302)
Acquisition of businesses, net of cash acquired	16	—
Proceeds from sale of fixed assets	13	7

Net cash flow from investing activities	(4,321)	(295)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving loan facilities	3,047	—
Common stock issuance costs	—	(312)
Repayment of long-term debt	(224)	(191)

Net cash flow from financing activities	2,823	(503)

Effect of exchange rate changes on cash and cash equivalents	53	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,977)	13,422

CASH AND CASH EQUIVALENTS — Beginning of period	8,877	14,734

CASH AND CASH EQUIVALENTS — End of period	$3,900	$28,156

NONCASH ACTIVITY
Unpaid capital expenditures	1,312	39
Capital lease obligation	104	—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	936	1,065
Cash interest paid	1,818	208
     See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands, except per share data)
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
     During the first quarter of 2008, we changed our management reporting structure and the manner in which we report financial results internally. These changes resulted in a change in the Company’s reportable segments, as further discussed in Note 13.
2. NEW ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until December 31, 2008. The impact SFAS No. 141(R) will have on our consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. SFAS No. 157 was required to be adopted by the Company in the first quarter of 2008 for financial assets and is effective in the first quarter of 2009 for non-financial assets. Our adoption of SFAS No. 157 in the first quarter of 2008 did not have a material impact on our financial position, results of operations or cash flows. At March 31, 2008, we had copper futures contracts with an aggregate fair value of negative $1,800 to sell 3,000 pounds of copper in May 2008. These derivatives have been determined to be Level 2 under the fair value hierarchy in accordance with SFAS No. 157. The adoption of SFAS No. 157 for non-financial assets is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for the Company at the beginning of 2008. The Company’s adoption of the provisions of SFAS No. 159 did not impact our consolidated financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 . SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS No. 161, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

3. ACQUISITIONS
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
Woods Industries
     On November 30, 2007, we acquired the electrical products business of Katy Industries, Inc. (“Katy”), which operates in the United States as Woods Industries, Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada”), collectively referred to herein as Woods (“Woods”). The principal business of Woods is the design and distribution of consumer electrical cord products, sold principally to national home improvement, mass merchant, hardware and other retailers. We believe the acquisition of Woods provides us with the opportunity to expand our U.S. business while enhancing our market presence and penetration in Canada. We purchased certain assets of Woods U.S. and all the stock of Woods Canada for $53,803, including acquisition-related costs and working capital adjustments, the latter of which were paid to Katy in the second quarter 2008 and reflected on our condensed consolidated balance sheet at March 31, 2008. We utilized our Revolving Credit Facility to finance the acquisition. Woods’ results of operations have been included in our consolidated financial statements since the acquisition date.
Purchase Price Allocations
     The above acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, we have allocated the purchase price for each acquisition to the net assets acquired based on the related estimated fair values at each respective acquisition date. We finalized the purchase price allocation for Copperfield during the first quarter of 2008. For the Woods acquisition, the purchase price allocation is preliminary, including the allocation of goodwill. In January of 2008, we began the process of integrating Woods, including the consolidation of Woods’ U.S. distribution and corporate functions. Certain costs related to such efforts have been reflected as purchase accounting adjustments in 2008, as further detailed in Note 4. As we finalize integration plans related to former Woods’ facilities, equipment and associates, there will likely be an impact on the Woods purchase price allocation. Accordingly, the completion of the purchase price allocation for the Woods acquisition will likely result in adjustments to the carrying value of Woods’ recorded assets and liabilities. These adjustments could be significant.
     The table below summarizes the final purchase price allocation related to the Copperfield acquisition and the preliminary purchase price allocation related to the Woods acquisition as of their respective acquisition dates.

	Copperfield	Woods	Total
Cash and cash equivalents	$639	$4,884	$5,523
Accounts receivable	61,592	30,752	92,344
Inventories	41,601	27,231	68,832
Prepaid expenses and other current assets	832	2,942	3,774
Property, Plant and equipment	62,656	1,604	64,260
Intangible assets	64,400	1,400	65,800
Goodwill	43,733	6,614	50,347
Other assets	607	—	607

Total assets acquired	276,060	75,427	351,487
Current liabilities	(36,806)	(21,097)	(57,903)
Long-term liabilities	(42)	—	(42)
Deferred income taxes	(23,763)	(527)	(24,290)

Total liabilities assumed	(60,611)	(21,624)	(82,235)

Net assets acquired	$215,449	$53,803	$269,252

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

     Approximately 41% of the Copperfield acquisition related to the acquisition of partnership interests, which resulted in a corresponding step up in basis for U.S. income tax purposes. As such, approximately $12,000 of the goodwill and $26,800 of the acquired intangible assets recorded in connection with the Copperfield acquisition is deductible for U.S. income tax purposes, primarily over 15 years. For the Woods acquisition, goodwill and intangible assets attributable to the acquisition of Woods U.S. will be deductible for U.S. income tax purposes, while goodwill attributable to Woods Canada will not be deductible for Canadian income tax purposes.
Unaudited Selected Pro Forma Financial Information
     The following unaudited pro forma financial information summarizes our estimated combined results of operations assuming that our acquisitions of Copperfield and Woods had taken place at the beginning of 2007. The unaudited pro forma combined results of operations were prepared on the basis of information provided to us by the former management of Copperfield and Woods and we make no representation with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, additional depreciation based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, cost of goods sold and income tax expense. The unaudited pro forma information is presented for informational purposes only and does not include any anticipated cost savings or other effects of integration. Accordingly, it is not indicative of the results of operations that may have been achieved if the acquisition had taken place at the beginning of the period presented or that may result in the future.

Three months
ended
2007
Net sales	$275,219
Net income	$3,897
Earnings per share:
Basic	$0.23
Diluted	$0.23
4. RESTRUCTURING AND INTEGRATION ACTIVITIES
Copperfield Integration
     In November 2007, our board of directors approved management’s integration strategy for Copperfield which involves the streamlining of Copperfield’s manufacturing operations and cost reductions related to the elimination of overlap between Coleman and Copperfield. The integration plan includes the consolidation and closure of Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, into operations at one modern facility in El Paso, Texas. We incurred $151 in restructuring costs related to the integration during the first quarter of 2008, primarily other exit costs. In addition, during the first quarter of 2008, we recorded a $210 reserve as a component of purchase accounting for the estimated facility holding costs associated with the planned closures. We expect to incur between $3,500 and $4,500 in restructuring costs in 2008 for such activities, and estimate that these measures will result in net cash expenditures of approximately $2,000 to $3,000 in 2008 depending on various factors including the timing of the sale of owned properties and the amount of proceeds received. We expect the majority of these integration activities to be complete by the end of 2008.
     Two of the Copperfield facilities scheduled to be closed as part of the above-described integration are owned facilities. Accordingly, each of these facilities was recorded at its respective estimated fair value as part of the purchase accounting for the Copperfield acquisition. These properties were recorded within property, plant and equipment on our consolidated balance sheet at March 31, 2008, reflecting that they were in use as of March 31, 2008, and consequently did not warrant classification as held for sale in our condensed consolidated balance sheet at that date.
2008 Activities- Consolidation of Distribution Facilities, Including Woods U.S.
     In January 2008, we announced plans to consolidate three of our existing distribution facilities (located in Indianapolis, Indiana; Gurnee, Illinois; and Waukegan, Illinois) into a single leased distribution facility in Pleasant Prairie, Wisconsin. We expect the new facility to be in operation and the closures of the effected facilities to be largely completed by the end of second quarter of 2008. The Indianapolis facility, acquired in connection with the Woods acquisition, will be closed in the second quarter of 2008, in advance of its scheduled lease termination date. Accordingly, we have recorded a reserve for estimated exit costs associated with this property as a component of our purchase accounting for the Woods acquisition. In addition, we have recorded a reserve as part of our purchase accounting related to the Woods acquisition for estimated relocation and severance-related costs for approximately 65 former Woods U.S. employees, who were notified during the first quarter of 2008 that their positions would be either relocated or eliminated in conjunction with the consolidation efforts. We expect to incur total costs between approximately $2,400 and $3,400 as a result of the plan, primarily facility closure and severance-related costs which have been treated as a purchase accounting adjustments recorded in the first quarter of 2008, with the remaining estimated costs to be accounted for as additional purchase accounting adjustments or as restructuring or operating expense during the course of 2008.
     The following table summarizes first-quarter 2008 activity in the reserves established for the above-described initiatives:

	Employee
	Severance
	and	Lease	Equipment	Other
	Relocation	Termination	Relocation	Closing
	Costs	Costs	Costs	Costs	Total
BALANCE — December 31, 2007	$385	$—	$—	$—	$385
Provision	—	—	64	87	151
Purchase accounting adjustments	613	2,510	—	26	3,149
Uses	(24)	(81)	(64)	(87)	(256)

BALANCE — March 31, 2008	$974	$2,429	$—	$26	$3,429

2006 Restructuring Activities
     During 2006, we ceased operations at our leased Miami Lakes, Florida manufacturing and distribution facility, as well as at our owned manufacturing facility in Siler City, North Carolina. The activities conducted at these locations were relocated to other facilities, supplemented by additional international sourcing. All actions associated with the closure of these facilities have been substantially completed. The building and property we own in Siler City, North Carolina has been classified as an asset held for sale in the amount of $661 in our consolidated balance sheet at March 31, 2008. We incurred approximately $25 in holding costs associated with the Siler City location during the first quarter of 2008, and incurred $364 in exit costs related to these facilities during the first quarter of 2007.
5. INVENTORIES
     Inventories consisted of the following:

	March 31,	March 31,	December 31,
	2008	2007	2007
FIFO cost:
Raw materials	$39,319	$11,754	$31,626
Work in progress	4,351	4,454	4,324
Finished products	103,383	39,988	102,409

Total	$147,053	$56,196	$138,359

6. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

			December
	March 31, 2008	March 31, 2007	31, 2007
Salaries, wages and employee benefits	$5,106	$2,774	$9,503
Sales incentives	8,452	3,465	14,383
Income taxes	—	1,590	—
Interest	12,258	5,919	6,505
Other	11,089	3,464	8,082

Total	$36,905	$17,212	$38,473

7. DEBT

			December 31,
	March 31, 2008	March 31, 2007	2007
Revolving credit facility expiring April 2012	$126,485	$—	$123,438
9.875% Senior notes due October 2012, including unamortized premium of $2,823, $0, and $2,980, respectively	242,823	120,000	242,980
Capital lease obligations	772	1,034	782
Other long-term debt, annual interest rates up to 6.5%, payable through 2018	531	1,282	641

	370,611	122,316	367,841

Less current portion	(946)	(955)	(936)

Long-term debt	$369,665	$121,361	$366,905

Revolving Credit Facility
     Our five-year revolving credit facility (the “Revolving Credit Facility”) is a senior secured facility that provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At March 31, 2008, we had $126,485 in borrowings outstanding under the facility, with $59,198 in remaining excess availability. There were no borrowings outstanding at March 31, 2007.
     Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10,000 in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (i) $200,000 or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10,000 sublimit for letters of credit. Interest is payable, at our option, at the agent’s prime rate plus a range of 0.0% to 0.5% or the Eurodollar rate plus a range of 1.25% to 1.75%, in each case based on quarterly average excess availability under the Revolving Credit Facility. The average rate of interest under the Revolving Credit Facility during the first quarter of 2008 approximated 4.9%.
     The Revolving Credit Facility is guaranteed by our domestic subsidiaries on a joint and several basis, either as a co-borrower of the Company or a guarantor, and is secured by substantially all of our assets and the assets of our domestic subsidiaries, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all the capital stock of each of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiary.
     The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. We are also prohibited from making prepayments on the Senior Notes (defined below), except for scheduled payments required pursuant to the terms of such Senior Notes. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability during the first quarter of 2008.
     On November 1, 2007, the Revolving Credit Facility was amended to allow for our acquisition of Woods. The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25,000.
9.875% Senior Notes
     At March 31, 2008, we had $240,000 in aggregate principal amount of 9.875% senior notes outstanding, all of which mature on October 1, 2012 (the “Senior Notes”). The Senior Notes include the $120,000 aggregate principal amount of senior notes issued in connection with our acquisition of Copperfield (the “2007 Notes”). The 2007 Notes are governed by the same indenture (the “Indenture”) and have substantially the same terms and conditions as our $120,000 aggregate principal of 9.875% senior notes issued in 2004 (the “2004 Notes”). We received a premium of $3,450 in connection with the issuance of the 2007 Notes due to the fact that the 2007 Notes were issued at 102.875% of the principal amount thereof, resulting in proceeds of $123,450. This premium is being amortized to par value over the remaining life of the 2007 Notes.
     Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends. As of March 31, 2008, we were in compliance with all of the covenants of our Senior Notes and Revolving Credit Facility.
8. EARNINGS PER SHARE
     As of March 2008 and 2007, the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended March 31,
	2008	2007
Basic weighted average shares outstanding	16,787	16,787
Dilutive effect of share-based awards	13	—

Diluted weighted average share outstanding	16,800	16,787

     Options with respect to 1,092 and 825 common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2008 and March 31, 2007, respectively, because they were antidilutive.
9. SHAREHOLDERS’ EQUITY
    Stock-Based Compensation
     The Company has a stock-based compensation plan for executives and certain key employees which authorizes the grant of stock options and other share-based awards. In April 2008, an amended and restated plan was approved by shareholders that, among other things, (1) increased the number of shares authorized for issuance under the Company’s plan from 1,650 to 2,440 and (2) added stock appreciation rights, restricted or unvested stock, restricted stock units, performance shares, performance units and incentive performance bonuses as available awards under the plan. Of the total 2,440 shares authorized for issuance under the plan, 1,162 were issued as of March 31, 2008, with the remaining 1,278 shares available for future grant over the balance of the plan’s ten-year life, which ends in 2016. The Company recorded $603 and $973 in stock compensation expense for the three months ended March 31, 2008 and 2007, respectively.

Stock Options
     In January 2008, options with an exercise price of $8.38 on 206 shares were granted to executives and other key employees, with the exercise price being equal to the average market price of our stock on the date of grant. The options issued become exercisable over a three-year annual vesting period in three equal installments beginning one year from the date of grant, and expire 10 years from the date of grant.
     Changes in stock options were as follows:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding January 1, 2008	888	$15.52	8.8	—
Granted	206	8.38	9.8
Exercised	—	—
Forfeited or expired	—	—

Outstanding March 31, 2008	1,094	$14.17	8.8	569
Vested or expected to vest	1,007	$14.20	—	526
Exercisable	—	—

     Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value.
Stock Awards
     In January 2008, the Company granted unvested common shares to the members of its board of directors. In total, 67 shares were granted with an approximate aggregate fair value of $630. One-third of the shares vest on the first, second and third anniversary of the grant date.
Comprehensive Income

	Three Months Ended March 31,
	2008	2007
Net Income	$3,258	$2,794
Other comprehensive income
Currency translation adjustment, net of tax	(68)	—

Total comprehensive income	$3,190	$2,794

10. RELATED PARTIES
     We lease our corporate office facility from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of our Board of Directors and executive management. We made rental payments of $93 and $91 to HQ2 for the first quarter of 2008 and 2007, respectively.
     For 2007 and prior years, we had consulting arrangements with two of our shareholders whereby, in addition to their service as directors of the Company, they provided advice and counsel on business planning and strategy, including advice on potential acquisitions. Under these consulting arrangements, each eligible individual received $175 as annual compensation for their services. Pursuant to these arrangements, and for their service as directors, we paid each eligible individual $44 for the first quarter of 2007. The consulting arrangements were terminated effective December 31, 2007. Additionally, from October of 2006 through December 2007, in addition to the above-noted consulting services, each received $75 as annual compensation for their services as co-chairmen of the board of directors. On January 1, 2008 the Company amended its compensation arrangements for its directors. Under these arrangements, annually the co-chairmen each receive $100 in cash and $100 in Company stock. For the first quarter of 2008 and 2007, $39 and $19, respectively, was expensed for each individual’s services as co-chairmen.
     David Bistricer is a member of the Company’s Board of Directors and owns Morgan Capital LLC (“Morgan Capital”), a company with 15 employees engaged in the real estate business. Prior to July 1, 2007, Morgan Capital’s employees purchased health insurance for themselves and their dependents from the Company’s insurance carrier at the same rates we paid for our employees. This arrangement resulted in no additional cost to us. On July 1, 2007, we revised our health insurance arrangements in order to self-insure our employees’ health coverage subject to an insurance policy providing catastrophic health coverage in the event the claims of any employee exceeded $40 in any year. The employees of Morgan Capital became part of the self-insurance arrangement. Morgan Capital agreed to indemnify us for any payments made by us for any Morgan Capital participants in excess of premiums paid to us by Morgan Capital, as well as for any administrative expenses related to the participation of the Morgan Capital participants, which were not significant in either 2008 or 2007. Morgan Capital has obtained separate and independent insurance arrangements for its employees as of February 2008.

11. INVENTORY THEFT
     In 2005, we experienced a theft of inventory resulting from break-ins at our manufacturing facility in Miami Lakes, Florida, which we have since closed. We are currently in discussions with our insurance carriers relative to this matter, and in February 2008, we engaged outside legal counsel in an effort to resolve certain disputes pertaining to our coverage under our related insurance policies. Though an ultimate resolution is still to be determined, we are seeking to recover the related loss, net of deductibles, under such insurance policies. We reduced our recorded inventory by $1,280 in 2005 and, at the same time, recorded an insurance receivable, which remains outstanding at March 31, 2008 and has been recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
     We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $2,229, and $611 for the first quarter of 2008 and 2007, respectively. During the first quarter of 2008, we signed a lease agreement which will require we make approximately $7,200 in minimum rental payments over the next five years, and another $10,400 over the remaining term of the lease.
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
Tax Matters Agreement
     In connection with the closing of a private placement of our common stock in 2006, we entered into a tax matters agreement with our then-existing S corporation shareholders (the “Tax Matters Agreement”) that provides for, among other things, the indemnification of these shareholders for any increase in their tax liability, including interest and penalties, and reimbursement of their expenses (including attorneys’ fees) related to the period prior to our conversion to a C corporation.
     On April 24, 2006, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment claiming that we were not entitled to tax deductions in connection with our then-existing practice involving the prepayment of certain management fees and our payment of certain factoring costs to CCI Enterprises, Inc., our wholly-owned C corporation subsidiary. We have appealed the IRS findings. If our appeal of the IRS findings is unsuccessful, our obligation will be to indemnify our S corporation shareholders on record as of the effective date of the Tax Matters Agreement. We have recorded accrued estimated costs of approximately $562, including interest regarding this matter.
13. BUSINESS SEGMENT INFORMATION
     During the first quarter of 2008, we changed our management reporting structure and the manner in which we report our financial results internally, including the integration of our 2007 Acquisitions for reporting purposes. These changes resulted in a change in the Company’s reportable segments. As a result of these changes, we now have two reportable segments: (1) Distribution and (2) Original Equipment Manufacturers (“OEMs”). The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are used as inputs into subassemblies of manufactured finished goods. We have recast prior year segment information to conform to the new segment presentation. The changes do not change our consolidated statements of income, balance sheets, and statement of cash flows.

     Financial data for the Company’s reportable segments is as follows:

	Three months ended March 31,
	2008	2007
Net Sales:
Distribution Segment	$164,627	$101,963
OEM Segment	87,856	7,433

Total	$252,483	$109,396

Operating Income:
Distribution Segment	$16,290	$8,792
OEM Segment	2,734	281

Total segments	19,024	9,073
Corporate	(5,774)	(1,431)

Consolidated operating income	$13,250	$7,642

     The Company’s operating segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. Depreciation expense is not allocated to segments but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.
     Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary, bonuses, professional fees, restructuring, and intangible amortization. We are in process of re-assigning goodwill to our reportable segments to reflect the first-quarter changes.
14. SUPPLEMENTAL GUARANTOR INFORMATION
     The payment obligations of the Company under the Senior Notes and the Revolving Credit Facility (see Note 7) are guaranteed by certain of our wholly-owned subsidiaries (“Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Coleman Cable, Inc. (the “Parent”) and the Guarantor Subsidiaries — CCI Enterprises, Inc., Oswego Wire Incorporated, CCI International, Copperfield, LLC, and Spell Capital Corporation. On April 2, 2007, Copperfield became a guarantor of the Notes and of the Revolving Credit Facility (see Note 7).

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

NET SALES	$109,617	$133,899	$8,967	$—	$252,483
COST OF GOODS SOLD	92,777	124,922	5,935	—	223,634

GROSS PROFIT	16,840	8,977	3,032	—	28,849

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	10,530	1,179	1,052	—	12,761
INTANGIBLE AMORTIZATION	92	2,537	33	—	2,662
RESTRUCTURING CHARGES	176	—	—	—	176

OPERATING INCOME	6,042	5,261	1,947	—	13,250

INTEREST EXPENSE, NET	5,066	2,677	61	—	7,804

OTHER LOSS, NET	12	—	109	—	121

INCOME BEFORE INCOME TAXES	964	2,584	1,777	—	5,325

INCOME FROM SUBSIDIARIES	4,292	—	—	(4,292)	—
INCOME TAX EXPENSE	1,998	69	—	—	2,067

NET INCOME	$3,258	$2,515	$1,777	$(4,292)	$3,258

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$105,290	$7,640	$(3,534)	$109,396
COST OF GOODS SOLD	89,144	3,766	—	92,910

GROSS PROFIT	16,146	3,874	(3,534)	16,486

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	8,527	3,487	(3,534)	8,480
INTANGIBLE AMORTIZATION EXPENSE	—	—	—	—
RESTRUCTURING CHARGES	364	—	—	364

OPERATING INCOME	7,255	387	—	7,642

INTEREST EXPENSE, NET	2,906	198	—	3,104

OTHER LOSS	10	—	—	10

INCOME BEFORE INCOME TAXES	4,339	189	—	4,528

INCOME FROM GUARANTOR SUBSIDIARIES	130	—	(130)	—
INCOME TAX EXPENSE	1,675	59	—	1,734

NET INCOME	$2,794	$130	$(130)	$2,794

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$104	$23	$3,773	$—	$3,900
Accounts receivable—net of allowances	69,735	73,322	4,069	—	147,126
Intercompany receivable	35,661	13,521	—	(49,182)	—
Inventories	82,120	57,465	7,468	—	147,053
Deferred income taxes	3,426	62	—	—	3,488
Asset held for sale	661	—	—	—	661
Prepaid expenses and other current assets	8,264	756	739	—	9,759

Total current assets	199,971	145,149	16,049	(49,182)	311,987

PROPERTY, PLANT AND EQUIPMENT, NET	18,026	61,551	459	—	80,036
GOODWILL	64,660	43,820	2,495	—	110,975
INTANGIBLE ASSETS, NET	931	54,251	350	—	55,532
OTHER ASSETS, NET	17,660	795	—	(9,317)	9,138
INVESTMENT IN SUBSIDIARIES	249,110	—	—	(249,110)	—

TOTAL ASSETS	$550,358	$305,566	$19,353	$(307,609)	$567,668

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$552	$394	$—	$—	$946
Accounts payable	16,395	18,063	2,704	—	37,162
Intercompany payable	13,518	35,591	73	(49,182)	—
Accrued liabilities	27,399	4,494	5,012	—	36,905

Total current liabilities	$57,864	$58,542	$7,789	$(49,182)	$75,013

LONG-TERM DEBT	369,528	137	—	—	369,665
Long-term liabilities	1,060	369	9,317	(9,317)	1,429
DEFERRED INCOME TAXES	22,142	(281)	(64)	—	21,797

SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	84,312	215,449	—	(215,449)	84,312
Accumulated other comprehensive income	(116)	—	(116)	116	(116)
Retained earnings	15,551	31,350	2,427	(33,777)	15,551

Total shareholders’ equity	99,764	(246,799)	2,311	(249,110)	99,764

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$550,358	$305,556	$19,353	$(307,609)	$567,668

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,134	$22	$—	$28,156
Accounts receivable—net of allowances	68,848	2,279	—	71,127
Intercompany receivable	—	11,483	(11,843)	—
Inventories, net	50,715	5,481	—	56,196
Deferred income taxes	1,999	216	—	2,215
Assets held for sale	661	—	—	661
Prepaid expenses and other current assets	4,574	2,388	(1,314)	5,648

Total current assets	154,931	22,229	(13,157)	164,003

PROPERTY, PLANT AND EQUIPMENT, NET	14,957	5,430	—	20,387
GOODWILL	60,494	141	—	60,635
INTANGIBLE ASSETS, NET	—	—	—	—
OTHER ASSETS, NET	4,921	3	—	4,924
INVESTMENT IN SUBSIDIARIES	22,610	—	(22,610)	—

TOTAL ASSETS	$257,913	$27,803	$(35,767)	$249,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$366	$589	$—	$955
Accounts payable	25,443	1,232	—	26,675
Intercompany payable	11,843	—	(11,843)	—
Accrued liabilities	16,016	2,510	(1,314)	17,212

Total current liabilities	53,668	4,331	(13,157)	44,842

LONG-TERM DEBT	120,591	770	—	131,361
LONG-TERM LIABILITIES, NET	—	—	—	—
DEFERRED INCOME TAXES	2,358	92	—	2,450

SHAREHOLDERS’ EQUITY:
Common Stock	17	—	—	17
Additional paid-in capital	81,082	1	(1)	81,082
Retained earnings	197	22,609	(22,609)	197

Total shareholders’ equity	81,296	22,610	(22,610)	81,296

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$257,913	$27,803	$(35,767)	$249,949

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2007

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,822	$14	$5,041	$—	$8,887
Accounts receivable—net of allowances	83,596	68,533	7,004	—	159,133
Intercompany receivable	27,006	17,273	1,736	(46,015)	—
Inventories	80,231	51,303	6,825	—	138,359
Deferred income taxes	3,169	607	—	—	3,776
Assets held for sale	661	—	—	—	661
Prepaid expenses and other current assets	7,839	3,167	187	(2,546)	8,647

Total current assets	206,324	140,897	20,793	(48,561)	319,453

PROPERTY, PLANT AND EQUIPMENT, NET	16,352	63,104	507	—	79,963
GOODWILL	62,413	43,638	2,410	—	108,461
INTANGIBLE ASSETS, NET	1,022	56,788	371	—	58,181
OTHER ASSETS, NET	8,811	783	—	—	9,594
INVESTMENT IN SUBSIDIARIES	260,247	—	—	(260,247)	—

TOTAL ASSETS	$555,169	$305,210	$24,081	$(308,808)	$575,652

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$310	$626	$—	$—	$936
Accounts payable	25,515	21,586	2,418	—	49,519
Intercompany payable	19,009	27,006	—	(46,015)	—
Accrued liabilities	24,051	11,217	5,751	(2,546)	38,473

Total current liabilities	$68,885	$60,435	8,169	$(48,561)	$88,928

LONG-TERM DEBT	366,635	270	—	—	366,905
LONG-TERM LIABILITIES NET	—	281	—	—	281
DEFERRED INCOME TAXES	23,519	48	—	—	23,567

SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	83,709	215,341	15,421	(230,762)	83,709
Accumulated other comprehensive income	111	—	(159)	—	(48)
Retained earnings (accumulated deficit)	12,293	28,835	650	(29,485)	12,293

Total shareholders’ equity	96,130	244,176	15,912	(260,247)	95,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$555,169	$305,210	$24,081	$(308,308)	$575,652

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,258	$2,515	$1,777	$(4,292)	$3,258
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	1,450	5,630	69	0	7,149
Stock-based compensation	603	—	—	—	603
Deferred tax provision	(928)	670	(5)	—	(263)
Loss on disposal of fixed assets	23	45	—	—	68
Equity in consolidated subsidiaries	(4,292)	0	0	4,292	—
Changes in operating assets and liabilities:
Accounts receivable	13,861	(4,789)	2,981	—	12,053
Inventories	(1,889)	(6,162)	(677)	—	(8,728)
Prepaid expenses and other assets	(428)	2,379	(552)	(2,546)	(1,147)
Accounts payable	(9,657)	(2,141)	270	—	(11,528)
Intercompany accounts	(8,339)	12,520	(4,181)	—	—
Accrued liabilities	310	(6,843)	(1,010)	2,546	(4,997)

Net cash flow from operating activities	(6,028)	3,824	(1,328)	—	(3,532)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(653)	(3,704)	7	—	(4,350)
Acquisition of businesses, net of cash acquired	16	—	—	—	16
Proceeds from sale of fixed assets	13	—	—	—	13

Net cash flow from investing activities	(624)	(3,704)	7	—	(4,321)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	3,047	—	—	—	3,047
Repayment of long-term debt	(113)	(111)	—	—	(224)

Net cash flow from financing activities	2,934	(111)	—	—	2,823

Effect of exchange rate on cash and cash equivalents	—	—	53	—	53

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,718)	9	(1,268)	—	(4,977)

CASH AND CASH EQUIVALENTS — Beginning of period	3,822	14	5,041	—	8,877

CASH AND CASH EQUIVALENTS — End of period	$104	$23	$3,773	$—	$3,900

NONCASH ACTIVITY
Unpaid capital expenditures	1,049	263	—	—	1,312
Capital lease obligation	104	—	—	—	104
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	537	400	—	—	936
Cash interest paid	1,818	—	—	—	1,818

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$2,794	$130	$(130)	$2,794
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	1,099	247	—	1,346
Stock-based compensation	973	—	—	973
Deferred tax provision	(335)	(18)	—	(353)
(Gain) loss on disposal of fixed assets	(1)	—	—	(1)
Equity in consolidated subsidiaries	(130)	—	130	—
Changes in operating assets and liabilities:
Accounts receivable	(8,059)	(750)	—	(8,809)
Inventories	9,292	1,277	—	10,569
Prepaid expenses and other assets	(2,871)	(550)	(53)	(3,474)
Accounts payable	13,159	389	—	13,545
Intercompany accounts	(833)	833	—	—
Accrued liabilities	(1,033)	(1,390)	53	(2,370)

Net cash flow from operating activities	14,055	165	—	14,220

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(250)	(52)	—	(302)
Acquisition of business, net of cash acquired	—	—	—	—
Proceeds from sale of fixed assets	7	—	—	7
Proceeds from sale of investment	—	—	—	—

Net cash flow from investing activities	(243)	(52)	—	(295)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities, net of issuance costs	—	—	—	—
Issuance of senior notes, net of issuance costs	—	—	—	—
Common stock issuance costs	(312)	—	—	(312)
Repayment of long-term debt	(85)	(106)	—	(191)

Net cash flow from financing activities	(397)	(106)	—	(503)

INCREASE IN CASH AND CASH EQUIVALENTS	13,415	7	—	13,422

CASH AND CASH EQUIVALENTS — Beginning of period	14,719	15	—	14,734

CASH AND CASH EQUIVALENTS — End of period	$28,134	$22	$—	28,156

NONCASH ACTIVITY
Unpaid capital expenditures	39	—	—	39
Capital lease obligations	—	—	—	—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	1,065	—	—	1,065
Cash Interest paid	202	6	—	208

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
               The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this report under “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A.Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007. We assume no obligation to update any of these forward-looking statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included in this report.
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
          During the first quarter of 2008, we changed our management reporting structure and the manner in which we report our financial results internally, including the integration of 2007 Acquisitions (defined below) for reporting purposes. These changes resulted in a change in our reportable segments. As a result of these changes, we now have two reportable business segments: (1) Distribution, and (2) OEM. Prior period amounts have been recast. The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are used as inputs into sub-assemblies of manufactured finished goods.
          Copper is the primary material component in most of our products. The price of copper is particularly volatile and can affect our net sales and profitability. The daily selling price of copper cathode on the COMEX averaged $3.53 per pound during the three months ended March 31, 2008, an increase of 30% from the three months ended March 31, 2007. The average copper price on the COMEX was $3.94 per pound for April 2008. We purchase copper at the prevailing market price. Through multiple pricing strategies, we generally attempt to pass along to our customers changes in the prices of copper and other raw materials. Our ability to pass along price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. Inflationary cost pressures from higher material and fuel costs could impact our profitability and strategies in setting prices. Other factors affecting product pricing include the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.
          Copper volatility as well as general market uncertainty have driven fluctuating market demand in our business, factors which we believe are likely to continue during the course of 2008. Looking at 2008, we believe projected cost savings from the integration of our 2007 Acquisitions may help offset the negative impact of current economic conditions and rising material and freight costs.
Acquisitions
     From time to time, we consider acquisition opportunities that could materially increase the size of our business operation. We made two acquisitions during 2007 (the “2007 Acquisitions”) which have significantly increased our scale and presented us with what we believe are a number of strategic benefits.
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
Woods Industries, Inc.
     On November 30, 2007, we acquired the electrical products business of Katy Industries, Inc., which operated in the U.S. as Woods Industries, Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada”), collectively referred to herein as Woods (“Woods”). The principal business of Woods was the design and distribution of consumer electrical cord products, sold principally to national home improvement, mass merchant, hardware and other retailers. We purchased certain assets of Woods U.S. and all the stock of Woods Canada for $53.8 million, including acquisition-related costs and working capital adjustments.

Integration
     In November 2007, our board of directors approved management’s integration strategy for Copperfield which involves the streamlining of Copperfield’s manufacturing operations and cost reductions related to the elimination of overlap between Coleman and Copperfield. As part of this plan, Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas will be closed in 2008 and operations at these locations consolidated into one modern facility in El Paso, Texas. We expect to incur between $3.5 million and $4.5 million in restructuring costs in 2008 for such activities, and estimate that these measures will result in net cash expenditures of approximately $2.0 million to $3.0 million in 2008 depending on various factors including the timing of the sale of owned properties and the amount of proceeds received. We expect the majority of these integration activities to be completed by the end of 2008, with the expectation that the changes will result in annual cash savings of approximately $3.0 million in 2009 and subsequent years.
     We also have a major project underway to consolidate a number of our Midwest distribution centers into a single distribution facility in Pleasant Prairie, Wisconsin. This new 500,000 square foot leased distribution center, which opened in April of 2008, is designed to meet the growing demands of our business and should allow for greater efficiency and reduced costs in conducting our distribution operations. The new facility will handle all distribution functions currently conducted at three separate facilities, including one we acquired as part of the Woods acquisition, and we believe the new facility will establish a platform for continuing our track record of providing superior logistics, delivery, and customer service. We expect to incur total costs between approximately $2.4 million and $3.4 million as a result of the above-described plan, primarily facility closure and severance-related costs which have been treated as a purchase accounting adjustments recorded in the first quarter of 2008, with the remaining estimated costs to be accounted for as additional purchase accounting adjustments or as restructuring or operating expense during the course of 2008.
Consolidated Results of Operations
     The following table sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales. The results for the first quarter of 2008 reflect the impact of our above-noted 2007 Acquisitions, whereas the results for the first quarter of 2007 do not include the impact of the 2007 Acquisitions, which occurred subsequent to the first quarter of 2007.

	Three Months Ended March 31,
	2008		2007
	Amount	%	Amount	%
		(In thousands)
Net sales	$252,483	100.0%	$109,396	100.0%
Gross profit	28,849	11.4	16,486	15.1
Selling, engineering, general and administrative expenses	12,761	5.1	8,480	7.8
Intangible amortization expense	2,662	1.1	—	0.0
Restructuring charges	176	0.1	364	0.3

Operating income	13,250	5.2	7,642	7.0
Interest expense, net	7,804	3.2	3,104	2.8
Other expense, net	121	0.1	10	0.0

Income before income taxes	5,325	2.1	4,528	4.2
Income tax expense	2,067	0.8	1,734	1.6

Net income	$3,258	1.3	$2,794	2.6

The following is a reconciliation of net income, as determined in accordance with GAAP, to earnings from continuing operations before net interest, income taxes, depreciation and amortization expense (“EBITDA”).

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income	$3,258	$2,794
Interest expense, net	7,804	3,104
Income tax expense	2,067	1,734
Depreciation and amortization expense	6,837	1,109

EBITDA	$19,966	$8,741

     EBITDA represents earnings from continuing operations before net interest, income taxes, depreciation and amortization expense. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA is a performance measure and liquidity measure used by our management, and we believe it is commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and ability to incur and service debt. Our management believes that EBITDA is useful to investors in evaluating our operating performance because it provides a means to evaluate the operating performance of our business on an ongoing basis using criteria that are used by our internal decision-makers for evaluation and planning purposes, including the preparation of annual operating budgets and the determination of levels of operating and capital investments. In particular, our management believes that EBITDA is a meaningful measure because it allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For example, our management believes that the inclusion of items such as taxes, interest expense, intangible asset amortization and interest income can make it more difficult to identify and assess operating trends affecting our business and industry.
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
     Due to these limitations, we do not, and you should not, use EBITDA as the only measure of our performance and liquidity. We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance or cash flows from operating activities in accordance with GAAP as a measure of our liquidity. The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA.
     Note that depreciation and amortization shown in the schedule above excludes amortization of debt issuance costs, which is included in interest expense.

The following is a reconciliation of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net cash flow from operating activities	$(3,532)	$14,220
Interest expense, net	7,804	3,104
Income tax expense	2,067	1,734
Deferred tax provisions	263	353
Gain (loss) on sale of fixed assets	(68)	1
Gain on sale of investment-net	—	—
Stock-based compensation	(603)	(973)
Changes in operating assets and liabilities	14,035	(9,698)

EBITDA	$19,966	$8,741

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
     Net sales — Net sales for the quarter were $252.5 million compared to $109.4 million for the first quarter of 2007, an increase of $143.1 million or 131%. This increase in net sales was primarily due to the expansion of our customer base brought about by our 2007 Acquisitions, which occurred after the first quarter in 2007. In addition, our net sales also reflect the impact of increased copper prices for the first quarter of 2008, as compared to the same quarter last year. The daily selling price of copper cathode on the COMEX averaged $3.53 per pound during the first quarter of 2008, an increase of 30.3% from the average of $2.71 per pound for the first quarter of 2007. For the quarter, our total sales volume (measured in total pounds shipped) increased 123% compared to the first quarter of 2007. The increase in volume primarily reflects the impact of the above-noted prior year acquisitions. We do not expect that the remaining quarterly periods in 2008 will show similar increases in net sales as compared to the same periods in 2007, as Copperfield, which was our most-significant acquisition in 2007, was acquired on April 2, 2007, at which point its operations began to be included within our consolidated operating results.
     Gross profit — We generated $28.8 million in total gross profit for the quarter, as compared to $16.5 million in the first quarter of 2007. Our gross profit as a percentage of net sales (“gross profit rate”) for the quarter was 11.4% compared to 15.1% for the first quarter of 2007. Both the increase in gross profit dollars and the decline in gross profit rate in 2008, as compared to the first quarter of 2007, primarily reflect the impact of 2007 Acquisitions. As we have noted in previous quarters, as a result of the expansion of our customer base as a result of 2007 Acquisitions, we now have a significant portion of our business where our products are priced to earn a fixed dollar margin, which causes gross profit rate to compress in higher copper price environments, as was the case in the first quarter of 2008. Such customers are primarily within our OEM segment. Also contributing to the gross profit rate decline in the first quarter of 2008 were pricing pressures due to contracting market conditions.
     Selling, engineering, general and administrative (“SEG&A”) — We incurred total SEG&A expense of $12.8 million for the first quarter of 2008, as compared to $8.5 million for the first quarter of 2007. The $4.3 million increase primarily reflects the impact of additional payroll-related expense as a result of 2007 Acquisitions, which has increased our sales and administrative headcounts. Total payroll-related expenses accounted for approximately $2.4 million of the total increase, with the remaining $1.9 million increase reflecting increases across a number of general and administrative expense areas. Our SEG&A as a percentage of total net sales declined to 5.1% for the first quarter of 2008, as compared to 7.8% for the first quarter of 2007, reflecting the impact of increased expense leverage as our fixed costs were spread over a higher net sales base given both increased copper prices and the impact of 2007 Acquisitions, which occurred after the first quarter of 2007.
     Intangible amortization expense — Intangible amortization expense for first quarter of 2008 was $2.7 million due to the 2007 Acquisitions.
     Restructuring charges — Restructuring charges for the three months ended March 31, 2008 were $0.2 million, as compared to $0.4 million for the first quarter of 2007. For the first quarter of 2008, these expenses were primarily incurred in connection with the integration of Copperfield facilities. For the first quarter of 2007, these expenses were the result of 2006 closure of our Siler City, North Carolina facility.
     Interest expense, net — We incurred $7.8 million in net interest expense for the first quarter of 2008, as compared to $3.1 million for the three months ended March 31, 2007. The increase in net interest expense was due primarily to additional expense related to the 2007 Notes and increased borrowings under our Revolving Line of Credit, both due to 2007 Acquisitions, which occurred subsequent to the first quarter of 2007.
     Income tax expense — Income tax expense was $2.1 million for the quarter, as compared to $1.7 million for the first quarter of 2007, with the increase primarily attributable to increased pre-tax income in the first quarter of 2008, as compared to the first quarter of 2007.

Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales. We have recast the 2007 data shown below to be reflective of our new segment presentation.

	Three Months Ended March 31,
	2008		2007
	Amount	%	Amount	%
			(In thousands)
Net Sales:
Distribution	$164,627	65.2%	$101,963	93.2%
OEM	87,856	34.8	7,433	6.8

Total	$252,483	100.0%	$109,396	100.0%

Operating Income:
Distribution	$16,290	9.9%	$8,792	8.6%
OEM	2,734	3.1	281	3.8

Total segments	19,024		9,073
Corporate	(5,774)		(1,431)

Consolidated operating income	$13,250	5.2%	$7,642	7.0%

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
Distribution Segment
     For the quarter, net sales were $164.6 million, as compared to $102.0 million for the first quarter of 2007, an increase of $62.6 million, or 61%. As noted above in our discussion of consolidated results, this increase was due primarily to an increase in our customer base as a result of our 2007 Acquisitions which occurred subsequent to the first quarter of 2007, and increased copper prices in 2008, as compared to the same period last year, which resulted in price increases and thereby increased our total net sales. For the quarter, our total sales volume (measured in total pounds shipped) increased 47% compared to the first quarter of 2007. The increase in volume primarily reflects the impact of the above-noted 2007 Acquisitions.
     Operating income was $16.3 million for the first quarter of 2008, as compared to $8.8 million for the first quarter of 2007, an increase of $7.5 million, primarily reflecting the above-noted impact of increased sales levels in 2008, and to a lesser degree, an improvement in our operating income as a percentage of segment net sales (“segment operating income rate”). Our segment operating income rate was 9.9% for the quarter, as compared to 8.6% for the same period last year. The increased segment operating income rate was primarily a function of greater expense leverage relative to SEG&A expenses, as a result of increased sales levels as discussed above.
OEM Segment
     For the quarter, net sales were $87.9 million compared to $7.4 million for the first quarter of 2007, an increase of $80.5 million, or more than ten times prior year levels. As noted above, this increase was due primarily to an increase in our customer base as a result of our 2007 Acquisitions that occurred in 2007 after the first quarter, and increased copper prices in 2008, as compared to the same period last year, which resulted in price increases and thereby increased our total net sales. For the quarter, our total sales volume (measured in total pounds shipped) was more than nine times the volume shipped in the first quarter of 2007. The increase in volume primarily reflects the impact of our 2007 Acquisitions.
     Operating income was $2.7 million for the first quarter of 2008, as compared to $0.3 million for the first quarter of 2007, an increase of $2.4 million, primarily reflecting the above-noted impact of increased sales levels in 2008, partially offset by a decline in our segment gross profit rate. The decline in our segment gross profit rate primarily reflects a shift in sales mix reflecting the impact of our 2007 Acquisitions, as we now have a significant portion of our business where our products are priced to earn a fixed dollar margin, which causes gross profit rates to compress in higher copper price environments, as was the case in the first quarter of 2008.

Liquidity and Capital Resources
Debt
     As of March 31, 2008, we had the following long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

As of
March 31,
2008
Revolving credit facility	$126,485
Senior notes	242,823
Capital lease obligations	772
Other long-term debt	531

Total long-term debt, including current portion	$370,611

Revolving Credit Facility
     Our five-year Revolving Credit Facility, which expires in April 2012, is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity.
     Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10.0 million in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $200.0 million or (2) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10.0 million sublimit for letters of credit. At March 31, 2008, we had $60.5 million in remaining excess availability.
     The Revolving Credit Facility is guaranteed by our domestic subsidiaries on a joint and several basis, either as a co-borrower of the Company or a guarantor, and is secured by substantially all of our assets and the assets of our domestic subsidiaries, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all the capital stock of each of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiary.
     The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. We are also prohibited from making prepayments on the Senior Notes, except for scheduled payments required pursuant to the terms of such Senior Notes. In addition to maintaining a minimum of $10.0 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. We maintained greater than $30.0 million of monthly excess availability during the first quarter of 2008.
     On November 1, 2007, the Revolving Credit Facility was amended to allow for our acquisition of Woods. The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25.0 million. As of March 31, 2008, we were in compliance with all of the covenants of our Revolving Credit Facility.
9.875% Senior Notes
     At March 31, 2008, we had $240.0 million in aggregate principal amount of 9.875% senior notes outstanding, all of which mature on October 1, 2012 (the “Senior Notes”). As noted above, the Senior Notes include the $120.0 million aggregate principal amount of 2007 Notes issued in connection with our acquisition of Copperfield. The 2007 Notes are governed by the same indenture (the “Indenture”) and have substantially the same terms and conditions as our $120.0 million aggregate principal of 9.875% senior notes issued in 2004 (the “2004 Notes”).
     The Indenture includes a covenant that prohibits us from incurring additional indebtedness (other than certain permitted indebtedness, including but not limited to the maximum availability under our Revolving Credit Facility), unless our consolidated fixed charge coverage ratio is greater than 2.0 to 1.0.
     As of March 31, 2008, we were in compliance with all of the covenants of our Senior Notes.

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
     Net cash used by operating activities for the first quarter of 2008 was $3.5 million compared to net cash provided by operating activities of $14.2 million for the first quarter of 2007. The primary factors contributing to the increase in cash used by operating activities for the first quarter of 2008 compared to the same quarter of 2007 were: (1) a $19.3 increase in cash used for inventories due to higher raw material costs and increased quantities; and (2) a $25.1 million decrease in accounts payable due to timing of payments, partially offset by (3) a $20.9 million increase in cash from accounts receivable due to timing of collections.
     Net cash used in investing activities for the first quarter of 2008 was $4.3 million due primarily to capital expenditures.
     Net cash provided by financing activities for the first quarter of 2008 was $2.8 million due to increased borrowings under our Revolving Credit Facility to fund operations and capital expenditures.
New Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until December 31, 2008. The impact SFAS No. 141(R) will have on our consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. SFAS No. 157 was required to be adopted by the Company in the first quarter of 2008 for financial assets and is effective in the first quarter of 2009 for non-financial assets. Our adoption of SFAS No. 157 in the first quarter of 2008 did not have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for the Company at the beginning of 2008. The Company’s adoption of the provisions of SFAS No. 159 did not impact our consolidated financial statements.
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

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS No. 161, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.
     There were no significant changes to our critical accounting policies during the first quarter of 2008.
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
          We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (available at www.sec.gov) , may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.
          Some of the key factors that could cause actual results to differ from our expectations include:
•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	general economic conditions and changes in the demand for our products by key customers;

•	the consummation of acquisitions;

•	failure to identify, finance or integrate acquisitions;

•	failure to accomplish integration activities on a timely basis;

•	failure to achieve expected efficiencies in our manufacturing and integration consolidations;

•	changes in the cost of labor or raw materials, including PVC and fuel costs;

•	inaccuracies in purchase agreements relating to acquisitions;

•	failure of customers to make expected purchases, including customers of acquired companies;

•	unforeseen developments or expenses with respect to our acquisition, integration and consolidation efforts; and

•	other risks and uncertainties, including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
                    As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, our principal market risks are exposure to changes in commodity prices, primarily copper prices, and interest rates on borrowings.
     Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivatives, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability, and record changes in the fair value of such contracts within cost of goods sold as they occur. At March 31, 2008, we had contracts with an aggregate fair value of negative $1.8 million to sell 3,000 pounds of copper in May 2008. A hypothetical adverse movement of 10% in the price of copper at March 31, 2008, with all other variables held constant, would have resulted in a loss in the fair value of our commodity futures contracts of approximately $1.1 million as of March 31, 2008.
     Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. As of March 31, 2008, approximately 34% of our debt was variable rate, primarily our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or LIBOR. Based on the amount of our variable rate borrowings at March 31, 2008, which totaled approximately $126.5 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $1.3 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
ITEM 4. Controls and Procedures
          Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
          There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II —OTHER INFORMATION
ITEM 1. Legal Proceedings
          We are involved in legal proceedings and litigation arising in the ordinary course of business. In those cases in which we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. We believe that none of the litigation that we now face, individually or in the aggregate, will have a material effect on our consolidated financial position, cash flow or results of operations. We maintain insurance coverage for litigation that arises in the ordinary course of our business and believe such coverage is adequate.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC.
(Registrant)

Date: May 9, 2008	By	/s/ G. Gary Yetman

Chief Executive Officer and President

Date: May 9, 2008	By	/s/ Richard N. Burger

Chief Financial Officer, Executive
Vice President, Secretary and
Treasurer

INDEX TO EXHIBITS

Item No.	Description
2.0 —	Equity Interest Purchase Agreement dated as of March 11, 2007, among Coleman Cable, Inc., the Copperfield Sellers defined therein and, solely with respect to Section 10.10 thereof, the additional signatures thereto; incorporated herein by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2007.

2.1 —	Purchase Agreement, dated as of November 1, 2007, by and among Coleman Cable, Inc., Woods Industries, Inc., Woods Industries (Canada) Inc. and Katy Industries, Inc., incorporated by reference herein to our Current Report on Form 8-K filed on November 2, 2007.

3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2008.

4.1 —	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.2 —	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.3 —	Registration Rights Agreement, dated October 11, 2006 between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.4 —	Shareholders Agreement, dated October 11, 2006 between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.5 —	Registration Rights Agreement dated April 2, 2007 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on July 13, 2007.

10.1 —	Amended and Restated Credit Agreement dated as of April 2, 2007 among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.2 —	First Amendment to Amended and Restated Credit Agreement dated as of November 1, 2007 by and among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form 8-K filed on November 2, 2007.

Item No.	Description
10.3 —	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.4 —	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and G. Gary Yetman, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.5 —	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Richard N. Burger, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.6 —	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Jeffrey D. Johnston, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.7 —	Long-Term Incentive Plan, as amended and restated on April 30, 2008, incorporated herein by reference to our Proxy Statement filed on April 3, 2008.

Item No.	Description
10.8 —	Form of Non-Qualified Stock Option Agreement Under the Long-Term Incentive Plan, incorporated herein by reference to our Form- S-1 filed on November 16, 2006.

10.9 —	Indemnification Agreement, dated as of November 13, 2007, by and between Coleman Cable, Inc. and Morgan Capital LLC, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.