Form 10-Q
period 2008-06-30
Coleman Cable, Inc.
filed 2008-08-08
CIK 1323653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
Common shares outstanding as of August 2, 2008: 16,786,895

PART I.
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
NET SALES	$267,578	$247,018	$520,062	$356,414
COST OF GOODS SOLD	239,286	218,640	462,921	311,550

GROSS PROFIT	28,292	28,378	57,141	44,864

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	13,480	11,005	26,240	19,485
INTANGIBLE AMORTIZATION EXPENSE	3,106	2,563	5,768	2,563
RESTRUCTURING CHARGES	2,835	163	3,011	527

OPERATING INCOME	8,871	14,647	22,122	22,289

INTEREST EXPENSE, NET	7,531	8,120	15,335	11,224
OTHER LOSS, NET	2	17	123	27

INCOME BEFORE INCOME TAXES	1,338	6,510	6,664	11,038

INCOME TAX EXPENSE	495	2,412	2,563	4,146

NET INCOME	$843	$4,098	$4,101	$6,892

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE
Basic	$0.05	$0.24	$0.24	$0.41
Diluted	0.05	0.24	0.24	0.41
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,787	16,787	16,787	16,787
Diluted	16,809	16,933	16,804	16,798
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except per share data)
(unaudited)

	June 30,	June 30,	December 31,
	2008	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,293	$131	$8,877
Accounts receivable, net of allowances of $4,020, $3,260 and $4,601, respectively	153,579	141,447	159,133
Inventories	132,532	129,179	138,359
Deferred income taxes	3,547	2,131	3,776
Assets held for sale	2,036	661	661
Prepaid expenses and other current assets	12,558	6,704	8,647

Total current assets	309,545	280,253	319,453

PROPERTY, PLANT AND EQUIPMENT:
Land	2,592	2,809	2,772
Buildings and leasehold improvements	15,900	14,939	14,780
Machinery, fixtures and equipment	106,541	97,650	101,701

	125,033	115,398	119,253
Less accumulated depreciation and amortization	(50,117)	(35,343)	(42,918)
Construction in progress	4,357	2,666	3,628

Property, plant and equipment, net	79,273	82,721	79,963
GOODWILL	111,080	103,344	108,461
INTANGIBLE ASSETS, NET OF AMORTIZATION of $13,421, $2,583, and $7,669, respectively	52,433	61,867	58,181
OTHER ASSETS, NET	8,628	10,081	9,594

TOTAL ASSETS	$560,959	$538,266	$575,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$858	$1,119	$936
Accounts payable	41,758	57,721	49,519
Accrued liabilities	32,842	23,041	38,473

Total current liabilities	75,458	81,881	88,928

LONG-TERM DEBT	360,672	345,086	366,905
LONG-TERM LIABILITIES, NET	1,547	—	281
DEFERRED INCOME TAXES	21,900	24,956	23,567
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; and 16,787 issued and outstanding on June 30, 2008, on June 30, 2007 and December 31, 2007	17	17	17
Additional paid-in capital	85,031	82,031	83,709
Retained earnings	16,394	4,295	12,293
Accumulated other comprehensive loss	(60)	—	(48)

Total shareholders’ equity	101,382	86,343	95,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$560,959	$538,266	$575,652

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4,101	$6,892
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	14,710	8,062
Stock-based compensation	1,322	2,022
Deferred tax provision (credit)	57	(1,947)
(Gain) loss on disposal of fixed assets	68	(1)
Changes in operating assets and liabilities:
Accounts receivable	5,490	(17,537)
Inventories	5,811	(20,813)
Prepaid expenses and other assets	(3,945)	(3,373)
Accounts payable	(6,816)	11,833
Accrued liabilities	(8,488)	886

Net cash flow from operating activities	12,310	(13,976)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(9,133)	(3,045)
Acquisition of businesses, net of cash acquired	(708)	(215,395)
Proceeds from sale of fixed assets	13	7

Net cash flow from investing activities	(9,828)	(218,433)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving loan facilities	(5,658)	99,056
Issuance of senior notes, net of issuance costs	—	119,621
Common stock issuance costs	—	(412)
Repayment of long-term debt	(474)	(459)

Net cash flow from financing activities	(6,132)	217,806

Effect of exchange rate changes on cash and cash equivalents	66	—
DECREASE IN CASH AND CASH EQUIVALENTS	(3,584)	(14,603)

CASH AND CASH EQUIVALENTS — Beginning of period	8,877	14,734

CASH AND CASH EQUIVALENTS — End of period	$5,293	$131

NONCASH ACTIVITY
Unpaid capital expenditures	220	37
Capital lease obligations	135	—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	4,552	6,503
Cash interest paid	15,113	7,670
See notes to condensed consolidated financial statements.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
     Net sales — Net sales for the six months ended June 30, 2008 were $520.1 million compared to $356.4 million for the six months ended June 30, 2007, an increase of $163.7 million or 45.9%. For the six months ended June 30, 2008, our total sales volume (measured in total pounds shipped) increased 40.3% compared to the six months ended June 30, 2007. The increases in net sales and total sales volume was primarily due to the expansion of our customer base brought about by our 2007 Acquisitions, which occurred after the first quarter in 2007. Accordingly, we do not expect the second half of 2008 will show similar increases in net sales or total sales volume as compared to the same period in 2007. In addition, our net sales also reflect the impact of increased copper prices for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The daily selling price of copper cathode on the COMEX averaged $3.67 per pound during the six months ended June 30, 2008, an increase of 18.8% from the average of $3.09 per pound for the six months ended June 30, 2007.
     Gross profit — We generated $57.1 million in total gross profit for the six months ended June 30, 2008, as compared to $44.9 million for the six months ended June 30, 2007. This increase primarily reflects the impact of 2007 Acquisitions, partially offset by lower second quarter gross profit realized within our OEM segment in 2008, as compared to the same quarter last year, as further discussed in the segment-level discussions that follow. Our gross profit rate for the first half of 2008 was 11.0% compared to 12.6% for the first half of 2007, with the decline largely a function of a decline in our OEM segment gross profit rate, as noted above. In addition, as we have noted in previous quarters, as a result of the expansion of our customer base from the 2007 Acquisitions, we now have a significant portion of our business where our products are priced to earn a fixed dollar margin, which causes gross profit rates to compress in higher copper price environments, as was the case in the six months ended June 30, 2008. Such customers are primarily within our OEM segment.
     Selling, engineering, general and administrative (“SEG&A”) expenses — We incurred total SEG&A expense of $26.2 million for the six months ended June 30, 2008, as compared to $19.5 million for the six months ended June 30, 2007. The $6.7 million increase primarily reflects the impact of additional payroll-related expense as a result of 2007 Acquisitions, which have increased our sales and administrative headcounts. Such payroll-related expenses accounted for approximately $3.7 million of the total increase, with the remaining $3.0 million increase reflecting higher expenses across a number of general and administrative expense areas. Our SEG&A as a percentage of total net sales declined to 5.0% for the six months ended June 30, 2008, as compared to 5.5% for the six months ended June 30, 2007, reflecting the impact of increased expense leverage realized during the first quarter of 2008, as our fixed costs were spread over a higher net sales base given both increased copper prices and the impact of 2007 Acquisitions, which occurred after the first quarter of 2007. This favorable impact on our SEG&A rate was partially offset by increased expenses incurred in the second quarter of 2008, as discussed above.
     Intangible amortization expense — Intangible amortization expense for the six months ended June 30, 2008 was $5.8 million, as compared to $2.6 million for the six months ended June 30, 2007. The increase primarily reflects additional amortization expense recorded in the current year given the 2007 Acquisitions, which occurred after the first quarter of 2007.
     Restructuring charges — Restructuring charges for the six months ended June 30, 2008 were $3.0 million, as compared to $0.5 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, these expenses were primarily incurred in connection with the integration of Copperfield facilities. For the six months ended June 30, 2007, these expenses were the result of 2006 closure of our Siler City, North Carolina facility.
     Interest expense, net — We incurred $15.3 million in net interest expense for the six months ended June 30, 2008, as compared to $11.2 million for the six months ended June 30, 2007. The increase in net interest expense was due primarily to additional expense related to the 2007 Notes and increased borrowings under our Revolving Line of Credit, both due to 2007 Acquisitions, which occurred subsequent to the first quarter of 2007.
     Income tax expense — Income tax expense was $2.6 million for the six months ended June 30, 2008, as compared to $4.1 million for the six months ended June 30, 2007, with the decrease primarily attributable to lower levels of pre-tax income in 2008, as compared to 2007.

25

performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS No. 161, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flows.
     In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for us in the first quarter of 2010. The Company is currently assessing the impact, if any, of FSP No. 142-3 on our results of operations, financial position and cash flows.
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
Woods Industries
     On November 30, 2007, we acquired the electrical products business of Katy Industries, Inc. (“Katy”), which operated in the United States as Woods Industries, Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada”), collectively referred to herein as Woods (“Woods”). The principal business of Woods was the design and distribution of consumer electrical cord products, sold principally to national home improvement, mass merchant, hardware and other retailers. We believe the acquisition of Woods provides us with the opportunity to expand our U.S. business while enhancing our market presence and penetration in Canada. We purchased certain assets of Woods U.S. and all the stock of Woods Canada for $53,803, including acquisition-related costs and working capital adjustments. We utilized our Revolving Credit Facility to finance the acquisition. Woods’ results of operations have been included in our consolidated financial statements since the acquisition date.
Purchase Price Allocations
     The above acquisitions (“2007 Acquisitions”) were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, we have allocated the purchase price for each acquisition to the net assets acquired based on the related estimated fair values at each respective acquisition date. We finalized the purchase price allocation for Copperfield during the first quarter of 2008. For the Woods acquisition, the purchase price allocation is preliminary, including the allocation of goodwill. In January of 2008, we began the process of integrating Woods, including the consolidation of Woods’ U.S. distribution and corporate functions. Certain costs related to such efforts have been reflected as purchase accounting adjustments in 2008, as further detailed in Note 4. As we finalize integration plans related to former Woods’ facilities, equipment and associates, there will likely be an impact on the Woods purchase price allocation. Accordingly, the completion of the purchase price allocation for the Woods acquisition will likely result in adjustments to the carrying value of Woods’ recorded assets and liabilities. These adjustments could be significant.

     The table below summarizes the final purchase price allocation related to the Copperfield acquisition and the preliminary purchase price allocation related to the Woods acquisition as of their respective acquisition dates.

	Copperfield	Woods	Total
Cash and cash equivalents	$639	$4,884	$5,523
Accounts receivable	61,592	30,644	92,236
Inventories	41,601	27,231	68,832
Prepaid expenses and other current assets	832	2,942	3,774
Property, Plant and equipment	62,656	1,604	64,260
Intangible assets	64,400	1,400	65,800
Goodwill	43,733	6,759	50,492
Other assets	607	—	607

Total assets acquired	276,060	75,464	351,524
Current liabilities	(36,806)	(21,367)	(58,173)
Long-term liabilities	(42)	—	(42)
Deferred income taxes	(23,763)	(294)	(24,057)

Total liabilities assumed	(60,611)	(21,661)	(82,272)

Net assets acquired	$215,449	$53,803	$269,252

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
Unaudited Selected Pro Forma Financial Information
     The following unaudited pro forma financial information summarizes our estimated combined results of operations assuming that our acquisitions of Copperfield and Woods had taken place at the beginning of 2007. The unaudited pro forma combined results of operations were prepared on the basis of information provided to us by the former management of Copperfield and Woods and we make no representation with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, additional depreciation based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, cost of goods sold and income tax expense. The unaudited pro forma information is presented for informational purposes only and does not include any cost savings or other effects of integration. Accordingly, it is not indicative of the results of operations that may have been achieved if the acquisition had taken place at the beginning of the period presented or that may result in the future.

	Three months	Six months
	ended	ended
	June 30, 2007	June 30, 2007
Net sales	$278,615	$553,833
Net income	$5,960	$8,632
Earnings per share:
Basic	$0.36	$0.51
Diluted	$0.35	$0.51

4. RESTRUCTURING AND INTEGRATION ACTIVITIES
2008 Restructuring and Integration Activities
     We incurred restructuring costs of $2,835 and $3,011 during the second quarter and first half of 2008, respectively, primarily in connection with the on-going integration of our 2007 Acquisitions. As shown in the table below, restructuring charges related to the integration of 2007 Acquisitions expensed during the first half of 2008 included $2,029 in equipment relocation costs, $57 in employee severance and relocation costs and $885 in other exit costs. During the second quarter, we made significant progress on our previously announced plan to consolidate three of our distribution facilities (located in Indianapolis, Indiana; Gurnee, Illinois; and Waukegan, Illinois) into a single leased distribution facility which we opened in April 2008 in Pleasant Prairie, Wisconsin. In addition, we continued the execution of our integration strategy for a number of the manufacturing and distribution facilities we acquired as part of the Copperfield acquisition. This plan includes the consolidation and closure of Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, primarily into operations at one modern new facility in El Paso, Texas. During the second quarter, we ceased manufacturing operations at the Avilla, Indiana and Nogales, Arizona facilities. The building and property associated with the Avilla facility is owned and has been classified as an asset held for sale in the accompanying condensed consolidated balance sheet at June 30, 2008.
     We expect to incur between $4.0 million and $6.0 million in restructuring charges in 2008 for such activities. The ultimate amount of cash expended relative to such efforts is dependent on various factors including the timing of the sale of owned properties and the amount of proceeds received. We expect the majority of these integration activities to be complete by the end of 2008.
     The following table summarizes activity for 2008 restructuring activities:

	Employee
	Severance	Lease
	and	Termination	Equipment
	Relocation	& Facility	Relocation	Other
	Costs	Closure Costs	Costs	Costs	Total
BALANCE — December 31, 2007	$385	$—	$—	$—	$385
Provision	57	—	2,029	885	2,971
Purchase accounting adjustments	740	2,910	—	26	3,676
Uses	(662)	(467)	(2,029)	(886)	(4,044)

BALANCE — June 30, 2008	$520	$2,443	$—	$25	$2,988

2006 Restructuring Activities
     During 2006, we ceased operations at our owned manufacturing facility in Siler City, North Carolina. The building and property we own in Siler City, North Carolina has been classified as an asset held for sale in the amount of $661 in our consolidated balance sheet at June 30, 2008. We incurred approximately $40 in holding costs associated with the Siler City location during the first half of 2008, and incurred $527 in exit costs related to the facility during the first half of 2007.
5. INVENTORIES
     Inventories consisted of the following:

	June 30,	June 30,	December 31,
	2008	2007	2007
FIFO cost:
Raw materials	$32,268	$48,819	$31,626
Work in progress	3,142	5,287	4,324
Finished products	97,122	75,073	102,409

Total	$132,532	$129,179	$138,359

6. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

			December
	June 30, 2008	June 30, 2007	31, 2007
Salaries, wages and employee benefits	$6,282	$5,329	$9,503
Sales incentives	9,353	5,641	14,383
Income taxes	—	1,315	—
Interest	6,233	6,321	6,505
Other	10,974	4,435	8,082

Total	$32,842	$23,041	$38,473

7. DEBT

			December 31,
	June 30, 2008	June 30, 2007	2007
Revolving credit facility expiring April 2012	$117,780	$100,864	$123,438
9.875% Senior notes due October 2012, including unamortized premium of $2,666, $3,293, and $2,980, respectively	242,666	243,293	242,980
Capital lease obligations	669	936	782
Other long-term debt, annual interest rates up to 6.5%, payable through 2018	415	1,112	641

	361,530	346,205	367,841

Less current portion	(858)	(1,119)	(936)

Long-term debt	$360,672	$345,086	$366,905

Revolving Credit Facility
     Our five-year revolving credit facility (the “Revolving Credit Facility”) is a senior secured facility that provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At June 30, 2008, we had $117,780 in borrowings outstanding under the facility, with $62,841 in remaining excess availability.
     Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10,000 in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (i) $200,000 or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10,000 sublimit for letters of credit. Interest is payable, at our option, at the agent’s prime rate plus a range of 0.0% to 0.5% or the Eurodollar rate plus a range of 1.25% to 1.75%, in each case based on quarterly average excess availability under the Revolving Credit Facility. The average rate of interest incurred under the Revolving Credit Facility during the second quarter and first half of 2008 approximated 3.9% and 4.4%, respectively. The Revolving Credit Facility combined with the previously existing revolving credit facility accrued interest at and average rate of 7.1% for the three months ended June 30, 2007. We had no borrowings for the three months ended March 31, 2007.
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
     The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. We are also prohibited from making prepayments on the Senior Notes (defined below), except for scheduled payments required pursuant to the terms of such Senior Notes. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability during the second quarter of 2008.
     On November 1, 2007, the Revolving Credit Facility was amended to allow for our acquisition of Woods. The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25,000.

9.875% Senior Notes
     At June 30, 2008, we had $240,000 in aggregate principal amount of 9.875% senior notes outstanding, all of which mature on October 1, 2012 (the “Senior Notes”). The Senior Notes include the $120,000 aggregate principal amount of senior notes issued in connection with our acquisition of Copperfield (the “2007 Notes”). The 2007 Notes are governed by the same indenture (the “Indenture”) and have substantially the same terms and conditions as our $120,000 aggregate principal of 9.875% senior notes issued in 2004 (the “2004 Notes”). We received a premium of $3,450 in connection with the issuance of the 2007 Notes due to the fact that the 2007 Notes were issued at 102.875% of the principal amount thereof, resulting in proceeds of $123,450. This premium is being amortized to par value over the remaining life of the 2007 Notes.
     Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends. As of June 30, 2008, we were in compliance with all of the covenants of our Senior Notes and Revolving Credit Facility.
8. EARNINGS PER SHARE
     As of June 30, 2008 and 2007, the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	16,787	16,787	16,787	16,787
Dilutive effect of share-based awards	22	146	17	11

Diluted weighted average share outstanding	16,809	16,933	16,804	16,798

     Options with respect to 848 and 825 common shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2008 and June 30, 2007, respectively, because they were antidilutive.
9. SHAREHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has a stock-based compensation plan for its directors, executives and certain key employees which authorizes the grant of stock options and other share-based awards. In April 2008, an amended and restated plan was approved by shareholders that, among other things, (1) increased the number of shares authorized for issuance under the Company’s plan from 1,650 to 2,440 and (2) added stock appreciation rights, restricted or unvested stock, restricted stock units, performance shares, performance units and incentive performance bonuses as available awards under the plan. Of the total 2,440 shares authorized for issuance under the plan, 1,162 were issued as of June 30, 2008, with the remaining 1,278 shares available for future grant over the balance of the plan’s ten-year life, which ends in 2016. The Company recorded $719 and $1,322 in stock compensation expense for the three and six months ended June 30, 2008, respectively, compared to $1,049 and $2,022 for the three and six months ended June 30, 2007, respectively.
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

     Changes in stock options were as follows:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding January 1, 2008	888	$15.52	8.8	—
Granted	206	8.38	9.8
Exercised	—	—
Forfeited or expired	(40)	15.00

Outstanding June 30, 2008	1,054	$14.14	8.6	401
Vested or expected to vest	1,007	$14.20	—	371
Exercisable	—	—

     Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value.
Stock Awards
     In January 2008, the Company granted unvested common shares to the members of its board of directors. In total, 67 shares were granted with an approximate aggregate fair value of $566. One-third of the shares vest on the first, second and third anniversary of the grant date.
Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$843	$4,098	$4,101	$6,892
Other comprehensive income
Currency translation adjustment, net of tax	56	—	(12)	—

Total comprehensive income	$899	$4,098	$4,089	$6,892

10. RELATED PARTIES
     We lease our corporate office facility from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of our Board of Directors and executive management. We made rental payments of $93 and $91 to HQ2 for the second quarter of 2008 and 2007, respectively. Rental payments to HQ2 for the six months ended June 30, 2008 and 2007 were $187 and $182, respectively. In addition, we lease three manufacturing facilities and three vehicles from DJR Ventures, LLC in which one of our executive officers has substantial minority interest, and we paid a total of $295 and $302 to these entities for the second quarter of 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, such payments totaled $582 and $302, respectively.
     For 2007 and prior years, we had consulting arrangements with two of our shareholders whereby, in addition to their service as directors of the Company, they provided advice and counsel on business planning and strategy, including advice on potential acquisitions. Under these consulting arrangements, each eligible individual received $175 as annual compensation for their services. Pursuant to these arrangements, and for their service as directors, we paid each eligible individual $44 for the second quarter of 2007. The consulting arrangements were terminated effective December 31, 2007. Additionally, from October of 2006 through December 2007, in addition to the above-noted consulting services, each received $75 as annual compensation for their services as co-chairmen of the board of directors. On January 1, 2008 the Company amended its compensation arrangements for its directors. Under these arrangements, annually the co-chairmen each receive $100 in cash and $100 in Company stock. For the second quarter of 2008 and 2007, $39 and $19, respectively, was expensed for each individual’s services as co-chairmen. $77 and $38 was expensed for each individual’s services for the six months ended June 30, 2008 and 2007, respectively.
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

11. INVENTORY THEFT
     In 2005, we experienced a theft of inventory resulting from break-ins at our manufacturing facility in Miami Lakes, Florida, which we have since closed. We are currently in discussions with our insurance carriers relative to this matter, and during the first quarter of 2008, we engaged outside legal counsel in an effort to resolve certain disputes pertaining to our coverage under our related insurance policies. Though an ultimate resolution is still to be determined, we are seeking to recover the related loss, net of deductibles, under such insurance policies. We reduced our recorded inventory by $1,280 in 2005 and, at the same time, recorded an insurance receivable, which remains outstanding at June 30, 2008 and has been recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
12. COMMITMENTS AND CONTINGENCIES
     Operating Leases
     We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,750, and $1,148 for the second quarter of 2008 and 2007, respectively. Rental expense under operating leases was $3,979, and $1,759 for the six months ended June 30, 2008 and 2007, respectively. During the first quarter of 2008, we signed a lease agreement which will require we make approximately $7,200 in minimum rental payments over the next five years, and another $10,400 over the remaining term of the lease.
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
     In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of June 30, 2008, we had a $460 accrual recorded for this liability.
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
     On April 24, 2006, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment claiming that we were not entitled to tax deductions in connection with our then-existing practice involving the prepayment of certain management fees and our payment of certain factoring costs to CCI Enterprises, Inc., our wholly-owned C corporation subsidiary. We have appealed the IRS findings. If our appeal of the IRS findings is unsuccessful, our obligation will be to indemnify our S corporation shareholders on record as of the effective date of the Tax Matters Agreement. We have recorded accrued estimated costs of approximately $574, including interest regarding this matter.

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
     Financial data for the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Sales:
Distribution Segment	$175,875	$155,651	$340,500	$257,613
OEM Segment	91,703	91,367	179,562	98,801

Total	$267,578	$247,018	$520,062	$356,414

Operating Income:
Distribution Segment	$16,644	$15,899	$32,922	$25,000
OEM Segment	729	2,737	3,464	2,708

Total segments	17,373	18,636	36,386	27,708
Corporate	(8,502)	(3,989)	(14,264)	(5,419)

Consolidated operating income	$8,871	$14,647	$22,122	$22,289

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
     Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring, and intangible amortization. We are in process of re-assigning goodwill to our reportable segments to reflect the changes.
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

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

NET SALES	$125,599	$134,096	$7,883	$—	$267,578
COST OF GOODS SOLD	106,372	126,769	6,145	—	239,286

GROSS PROFIT	19,227	7,327	1,738	—	28,292

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	11,036	1,291	1,153	—	13,480
INTANGIBLE AMORTIZATION	43	3,038	25	—	3,106
RESTRUCTURING CHARGES	80	2,755	—	—	2,835

OPERATING INCOME	8,068	243	560	—	8,871

INTEREST EXPENSE, NET	10,170	(2,696)	57	—	7,531

OTHER LOSS (GAIN), NET	12	—	(10)	—	2

INCOME BEFORE INCOME TAXES	(2,114)	2,939	513	—	1,338

INCOME FROM SUBSIDIARIES	2,579	—	—	(2,579)	—
INCOME TAX EXPENSE	(378)	688	185	—	495

NET INCOME	$843	$2,251	$328	$(2,579)	$843

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$111,290	$140,129	$(4,401)	$247,018
COST OF GOODS SOLD	91,774	126,866	—	218,640

GROSS PROFIT	19,516	13,263	(4,401)	28,378

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	9,107	6,299	(4,401)	11,005
INTANGIBLE AMORTIZATION EXPENSE	7	2,556	—	2,563
RESTRUCTURING CHARGES	163	—	—	163

OPERATING INCOME	10,239	4,408	—	14,647

INTEREST EXPENSE, NET	5,726	2,394	—	8,120

OTHER LOSS	17	—	—	17

INCOME BEFORE INCOME TAXES	4,496	2,014	—	6,510

INCOME FROM GUARANTOR SUBSIDIARIES	1,923	—	(1,923)	—
INCOME TAX EXPENSE	2,321	91	—	2,412

NET INCOME	$4,098	$1,923	$(1,923)	$4,098

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

NET SALES	$235,216	$267,995	$16,851	$—	$520,062
COST OF GOODS SOLD	199,149	251,691	12,081	—	462,921

GROSS PROFIT	36,067	16,304	4,770	—	57,141

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	21,566	2,470	2,204	—	26,240
INTANGIBLE AMORTIZATION	135	5,575	58	—	5,768
RESTRUCTURING CHARGES	256	2,755	—	—	3,011

OPERATING INCOME	14,110	5,504	2,508	—	22,122

INTEREST EXPENSE, NET	15,236	(19)	118	—	15,335

OTHER LOSS, NET	24	—	99	—	123

INCOME BEFORE INCOME TAXES	(1,150)	5,523	2,291	—	6,664

INCOME FROM SUBSIDIARIES	5,709	—	—	(5,709)	—
INCOME TAX EXPENSE	458	1,280	825	—	2,563

NET INCOME	$4,101	$4,243	$1,466	$(5,709)	$4,101

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$216,580	$147,769	$(7,935)	$356,414
COST OF GOODS SOLD	180,918	130,632	—	311,550

GROSS PROFIT	35,662	17,137	(7,935)	44,864

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	17,634	9,786	(7,935)	19,485
INTANGIBLE AMORTIZATION EXPENSE	7	2,556	—	2,563
RESTRUCTURING CHARGES	527	—	—	527

OPERATING INCOME	17,494	4,795	—	22,289

INTEREST EXPENSE, NET	8,632	2,592	—	11,224

OTHER LOSS	27	—	—	27

INCOME BEFORE INCOME TAXES	8,835	2,203	—	11,038

INCOME FROM GUARANTOR SUBSIDIARIES	2,053	—	(2,053)	—
INCOME TAX EXPENSE	3,996	150	—	4,146

NET INCOME	$6,892	$2,053	$(2,053)	$6,892

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,210	$75	$3,008	$—	$5,293
Accounts receivable—net of allowances	78,161	71,213	4,205	—	153,579
Intercompany receivable	1,825	—	—	(1,825)	—
Inventories	73,651	50,277	8,604	—	132,532
Deferred income taxes	3,535	12	—	—	3,547
Assets held for sale	2,036	—	—	—	2,036
Prepaid expenses and other current assets	15,001	(3,826)	1,383	—	12,558

Total current assets	176,419	117,751	17,200	(1,825)	309,545

PROPERTY, PLANT AND EQUIPMENT, NET	19,238	59,475	560	—	79,273
GOODWILL	64,541	43,959	2,580	—	111,080
INTANGIBLE ASSETS, NET	889	51,221	323	—	52,433
OTHER ASSETS, NET	17,374	762	—	(9,508)	8,628
INVESTMENT IN SUBSIDIARIES	250,583	—	—	(250,583)	—

TOTAL ASSETS	$529,044	$273,168	$20,663	$(261,916)	$560,959

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$577	$281	$—	$—	$858
Accounts payable	21,879	17,327	2,552	—	41,758
Intercompany payable	—	949	876	(1,825)	—
Accrued liabilities	21,142	5,929	5,771	—	32,842

Total current liabilities	$43,598	$24,486	$9,199	$(1,825)	$75,458

LONG-TERM DEBT	360,538	134	—	—	360,672
Long-term liabilities	1,171	376	9,508	(9,508)	1,547
DEFERRED INCOME TAXES	22,355	(355)	(100)	—	21,900

SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	85,031	215,449	—	(215,449)	85,031
Accumulated other comprehensive income	(60)	—	(60)	60	(60)
Retained earnings	16,394	33,078	2,116	(35,194)	16,394

Total shareholders’ equity	101,382	248,527	2,056	(250,583)	101,382

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$529,044	$273,168	$20,663	$(261,916)	$560,959

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$107	$24	$—	$131
Accounts receivable—net of allowances	69,640	71,807	—	141,447
Intercompany receivable	33,886	14,998	(48,884)	—
Inventories, net	65,886	63,293	—	129,179
Deferred income taxes	1,867	264	—	2,131
Assets held for sale	661	—	—	661
Prepaid expenses and other current assets	4,619	3,832	(1,747)	6,704

Total current assets	176,666	154,218	(50,631)	280,253

PROPERTY, PLANT AND EQUIPMENT, NET	14,571	68,150	—	82,721
GOODWILL	60,487	42,857	—	103,344
INTANGIBLE ASSETS, NET	4	61,863	—	61,867
OTHER ASSETS, NET	9,512	569	—	10,081
INVESTMENT IN SUBSIDIARIES	239,928	—	(239,928)	—

TOTAL ASSETS	$501,168	$327,657	$(290,559)	$538,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$520	$599	$—	$1,119
Accounts payable	26,662	31,059	—	57,721
Intercompany payable	—	48,884	(48,884)	—
Accrued liabilities	18,258	6,530	(1,747)	23,041

Total current liabilities	45,440	87,072	(50,631)	81,881

LONG-TERM DEBT	344,506	580	—	345,086
DEFERRED INCOME TAXES	24,879	77	—	24,956

SHAREHOLDERS’ EQUITY:
Common Stock	17	—	—	17
Additional paid-in capital	82,031	215,396	(215,396)	82,031
Retained earnings	4,295	24,532	(24,532)	4,295

Total shareholders’ equity	86,343	239,928	(239,928)	86,343

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$501,168	$327,657	$(290,559)	$538,266

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2007

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,822	$14	$5,041	$—	$8,887
Accounts receivable—net of allowances	83,596	68,533	7,004	—	159,133
Intercompany receivable	27,006	17,273	1,736	(46,015)	—
Inventories	80,231	51,303	6,825	—	138,359
Deferred income taxes	3,169	607	—	—	3,776
Assets held for sale	661	—	—	—	661
Prepaid expenses and other current assets	7,839	3,167	187	(2,546)	8,647

Total current assets	206,324	140,897	20,793	(48,561)	319,453

PROPERTY, PLANT AND EQUIPMENT, NET	16,352	63,104	507	—	79,963
GOODWILL	62,413	43,638	2,410	—	108,461
INTANGIBLE ASSETS, NET	1,022	56,788	371	—	58,181
OTHER ASSETS, NET	8,811	783	—	—	9,594
INVESTMENT IN SUBSIDIARIES	260,247	—	—	(260,247)	—

TOTAL ASSETS	$555,169	$305,210	$24,081	$(308,808)	$575,652

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$310	$626	$—	$—	$936
Accounts payable	25,515	21,586	2,418	—	49,519
Intercompany payable	19,009	27,006	—	(46,015)	—
Accrued liabilities	24,051	11,217	5,751	(2,546)	38,473

Total current liabilities	$68,885	$60,435	8,169	$(48,561)	$88,928

LONG-TERM DEBT	366,635	270	—	—	366,905
LONG-TERM LIABILITIES NET	—	281	—	—	281
DEFERRED INCOME TAXES	23,519	48	—	—	23,567

SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	83,709	215,341	15,421	(230,762)	83,709
Accumulated other comprehensive income	111	—	(159)	—	(48)
Retained earnings (accumulated deficit)	12,293	28,835	650	(29,485)	12,293

Total shareholders’ equity	96,130	244,176	15,912	(260,247)	95,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$555,169	$305,210	$24,081	$(308,308)	$575,652

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4,101	$4,243	$1,466	$(5,709)	$4,101
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	2,995	11,579	136	—	14,710
Stock-based compensation	1,322	—	—	—	1,322
Deferred tax provision	(35)	192	(100)	—	57
Loss on disposal of fixed assets	16	47	5	—	68
Equity in consolidated subsidiaries	(5,709)	—	—	(5,709)	—
Changes in operating assets and liabilities:
Accounts receivable	5,435	(2,680)	2,735	—	5,490
Inventories	6,580	1,026	(1,795)	—	5,811
Prepaid expenses and other assets	(7,162)	6,976	(1,213)	(2,546)	(3,945)
Accounts payable	(3,659)	(3,323)	166	—	(6,816)
Intercompany accounts	10,172	(6,865)	(3,307)	—	—
Accrued liabilities	(5,571)	(5,403)	(60)	2,546	(8,488)

Net cash flow from operating activities	8,485	5,792	(1,967)	—	12,310

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,496)	(5,505)	(132)	—	(9,133)
Acquisition of businesses, net of cash acquired	(708)	—	—	—	(708)
Proceeds from sale of fixed assets	13	—	—	—	13

Net cash flow from investing activities	(4,191)	(5,505)	(132)	—	(9,828)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	(5,658)	—	—	—	(5,658)
Repayment of long -term debt	(248)	(226)	—	—	(474)

Net cash flow from financing activities	(5,906)	(226)	—	—	(6,132)

Effect of exchange rate on cash and cash equivalents	—	—	66	—	66

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,612)	61	(2,033)	—	(3,584)

CASH AND CASH EQUIVALENTS — Beginning of period	3,822	14	5,041	—	8,877

CASH AND CASH EQUIVALENTS — End of period	$2,210	$75	$3,008	$—	$5,293

NONCASH ACTIVITY
Unpaid capital expenditures	(726)	946	—	—	220
Capital lease obligation	135	—	—	—	135
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	1,742	1,344	1,466	—	4,552
Cash interest paid	15,113	—	—	—	15,113

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$6,892	$2,053	$(2,053)	$6,892
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	2,254	5,808	—	8,062
Stock-based compensation	1,968	54	—	2,022
Deferred tax provision	22,318	(24,265)	—	(1,947)
(Gain) loss on disposal of fixed assets	(1)	—	—	(1)
Equity in consolidated subsidiaries	(2,053)	—	2,053	—
Changes in operating assets and liabilities:
Accounts receivable	(8,851)	(8,686)	—	(17,537)
Inventories	(5,880)	(14,933)	—	(20,813)
Prepaid expenses and other assets	(2,351)	(1,402)	380	(3,373)
Accounts payable	14,379	(2,546)	—	11,833
Intercompany accounts	(46,488)	46,488	—	—
Accrued liabilities	1,211	55	(380)	886

Net cash flow from operating activities	(16,602)	2,626	—	(13,976)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(714)	(2,331)	—	(3,045)
Acquisition of business, net of cash acquired	(215,395)	—	—	(215,395)
Proceeds from sale of fixed assets	7	—	—	7

Net cash flow from investing activities	(216,102)	(2,331)	—	(218,433)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities, net of issuance costs	99,056	—	—	99,056
Issuance of senior notes, net of issuance costs	119,621	—	—	119,621
Common stock issuance costs	(412)	—	—	(412)
Repayment of long -term debt	(173)	(286)	—	(459)

Net cash flow from financing activities	218,092	(286)	—	217,806

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,612)	9	—	(14,603)

CASH AND CASH EQUIVALENTS — Beginning of period	14,719	15	—	14,734

CASH AND CASH EQUIVALENTS — End of period	$107	$24	$—	131

NONCASH ACTIVITY
Unpaid capital expenditures	37	—	—	37
Capital lease obligations	—	—	—	—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	6,468	35	—	6,503
Cash Interest paid	7,658	12	—	7,670

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
Overview
General
          We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the U.S. and, to a lesser degree, Canada. We manufacture and supply a broad line of wire and cable products, which enables us to offer our customers a single source of supply for many of their wire and cable product requirements. We manufacture our products in eight domestic manufacturing facilities and supplement our domestic production with both international and domestic sourcing. We sell our products to a variety of customers, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). Virtually all of our products are sold to customers located in the U.S. and Canada.
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
          Our products contain copper and other raw materials, including petroleum-based compounds. Prices for such raw materials can be volatile and affect our net sales and profitability. Prices for copper, the primary material component in most of our products, have an established history of volatility, and in 2008 we have experienced higher volatility and inflationary increases in other raw material costs, as well. The daily selling price of copper cathode on the COMEX averaged $3.80 per pound during the three months ended June 30, 2008, an increase of 9.8% from the three months ended June 30, 2007. For the first half of 2008, copper cathode on the COMEX averaged $3.67 per pound, an increase of 18.8% over the same period in 2007. The average copper price on the COMEX was $3.76 per pound for July 2008. We purchase our copper at prevailing market prices. Through multiple pricing strategies, we generally attempt to pass along changes in the price of copper and other raw materials to our customers. Our ability to pass along copper price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. In addition to inflationary cost pressures stemming from increased prices for our material inputs and fuel, our profitability and strategies in setting prices are also affected by the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.
          We have experienced softening demand reflecting general market uncertainty prevalent during the first half of 2008, which we believe has resulted in increased price competition within the wire and cable industry despite the above-noted increases in the cost of raw materials. We believe these factors are likely to continue during the second half of 2008. As discussed in the OEM financial operations review section below, we are adjusting our pricing and rationalizing our customer base within our OEM segment to mitigate the impact of increased raw material costs on our profitability. We recognize we may lose future OEM sales as a result. Looking at the second half of 2008, we believe projected cost savings from the integration of our 2007 Acquisitions may help partially mitigate the negative impact of current economic conditions and rising material and freight costs.
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
Restructuring and Integration of 2007 Acquisitions
     We recorded restructuring charges of $2.8 million and $3.0 million during the second quarter and first half of 2008, respectively, primarily in connection with the integration of our 2007 Acquisitions. Total restructuring charges recorded during the first half of 2008 included approximately $2.0 million in equipment relocation costs, approximately $0.9 million in other exit costs, and $0.1 million in employee severance and relocation. During the second quarter, we made significant progress on our previously announced plan to consolidate three of our distribution facilities (located in Indianapolis, Indiana; Gurnee, Illinois; and Waukegan, Illinois) into a single facility in Pleasant Prairie, Wisconsin. We opened the Pleasant Prairie facility in April 2008 and also closed both the Gurnee and Indianapolis facilities during the second quarter. We expect to complete the consolidation of our Waukegan distribution activities into Pleasant Prairie by the end of 2008. The new 500,000 square foot leased distribution center in Pleasant Prairie is designed to meet the growing demands of our business and should allow for greater efficiency and reduced costs in conducting our distribution operations. We believe the new facility establishes a platform for continuing our track record of providing superior logistics, delivery, and customer service. In addition, during the second quarter of 2008, we also closed and consolidated the corporate facility and functions related to Woods U.S., and continued the execution of our integration strategy for a number of the manufacturing and distribution facilities we acquired as part of the Copperfield acquisition in 2007. This plan includes the closure and consolidation of Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, primarily into operations at one modern new facility in El Paso, Texas. During the second quarter, we ceased manufacturing operations at the Avilla, Indiana and Nogales, Arizona facilities, with the production from these facilities moving to our facilities in Bremen, Indiana and El Paso, Texas. The building and property associated with the now-closed Avilla facility is owned and has been classified as an asset held for sale in the accompanying condensed consolidated balance sheet at June 30, 2008.
     In addition to those exit costs classified as restructuring charges within our condensed consolidated income statements for the three and six months ended June 30, 2008, we have also incurred costs associated with certain exit activities conducted relative to facilities and other resources acquired as part of our 2007 Acquisitions, with such costs being reflected as a component of purchase accounting for these acquisitions. These amounts are detailed in Note 4 to our condensed consolidated financial statements included herein.
     We expect to incur between $4.0 million and $6.0 million in restructuring charges in 2008 for such activities. The ultimate amount of cash expended relative to such efforts is dependent on various factors including the timing of the sale of owned properties and the amount of proceeds received. We expect the majority of these integration activities to be completed by the end of 2008, with the expectation that the changes will result in annual cash savings of approximately $3.0 million in 2009 and subsequent years.
Consolidated Results of Operations
     The following table sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales. The results for 2008 reflect the impact of our above-noted 2007 Acquisitions, whereas the results for the first half of 2007 do not include the entire impact of the 2007 Acquisitions, which occurred subsequent to the first quarter of 2007. As noted above, Copperfield was acquired April 2, 2007, and Woods was acquired November 30, 2007. Accordingly, results from these acquisitions have been included in our condensed consolidated results subsequent to their respective acquisition dates.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Net sales	$267,578	100.0%	$247,018	100.0%	$520,062	100.0%	$356,414	100.0%
Gross profit	28,292	10.6	28,378	11.5	57,141	11.0	44,864	12.6
Selling, engineering, general and Administrative expenses	13,480	5.0	11,005	4.5	26,240	5.0	19,485	5.5
Intangible amortization expense	3,106	1.2	2,563	0.1	5,768	1.1	2,563	0.7
Restructuring charges	2,835	1.1	163	1.0	3,011	0.6	527	0.1

Operating income	8,871	3.3	14,647	5.9	22,122	4.3	22,289	6.3
Interest expense, net	7,531	2.8	8,120	3.3	15,335	2.9	11,224	3.1
Other expense, net	2	0.0	17	0.0	123	0.0	27	0.0

Income before income taxes	1,338	0.5	6,510	2.6	6,664	1.3	11,038	3.1
Income tax expense	495	0.2	2,412	1.0	2,563	0.5	4,146	1.2

Net income	$843	0.3	$4,098	1.7	$4,101	0.8	$6,892	1.9

The following is a reconciliation of net income, as determined in accordance with GAAP, to earnings from continuing operations before net interest, income taxes, depreciation and amortization expense (“EBITDA”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$843	$4,098	$4,101	$6,892
Interest expense, net	7,531	8,120	15,335	11,224
Income tax expense	495	2,412	2,563	4,146
Depreciation and amortization expense	7,052	6,412	13,890	7,523

EBITDA	$15,921	$21,042	$35,889	$29,785

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
     Note that depreciation and amortization expense shown in the schedule above excludes amortization of debt issuance costs, which is included in interest expense.
The following is a reconciliation of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net cash flow from operating activities	$15,842	$(28,196)	$12,310	$(13,976)
Interest expense, net	7,531	8,120	15,335	11,224
Income tax expense	495	2,412	2,563	4,146
Deferred tax provisions	(320)	1,594	(57)	1,947
Gain (loss) on sale of fixed assets	—	—	(68)	1
Stock-based compensation	(719)	(1,049)	(1,322)	(2,022)
Changes in operating assets and liabilities	(6,908)	38,161	7,128	28,465

EBITDA	$15,921	$21,042	$35,889	$29,785

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
     Net sales — Net sales for the quarter were $267.6 million compared to $247.0 million for the second quarter of 2007, an increase of $20.6 million or 8.3%. This increase in net sales primarily reflects the impact of increased copper prices for the second quarter of 2008, as compared to the same quarter last year. The daily selling price of copper cathode on the COMEX averaged $3.80 per pound during the second quarter of 2008, an increase of 9.8% from the average of $3.46 per pound for the second quarter of 2007. For the quarter, our total sales volume (measured in total pounds shipped) increased 2.5% compared to the second quarter of 2007. This increase in total sales volume was driven by a 7.6% increase in total sales volume within our Distribution segment, due primarily to the expansion of our customer base within this segment brought about by our 2007 Acquisitions, partially offset by a 4.8% decline in total sales volume within our OEM segment, primarily reflecting decreased demand from existing customers within the OEM segment.
     Gross profit — We generated $28.3 million in total gross profit for the quarter, as compared to $28.4 million in the second quarter of 2007. For the quarter, gross profit within our Distribution segment increased, but was offset by lower gross profit within our OEM segment, as further discussed in the segment-level discussions that follow. Our gross profit as a percentage of net sales (“gross profit rate”) for the second quarter of 2008 was 10.6%, as compared to 11.5% for the second quarter of 2007, with the decrease largely a function of a decline in our OEM gross profit rate, as discussed in the OEM segment review that follows.
     Selling, engineering, general and administrative (“SEG&A”) expenses — We incurred total SEG&A expense of $13.5 million for the second quarter of 2008, as compared to $11.0 million for the second quarter of 2007. The $2.5 million increase was primarily comprised of an approximate $1.0 million increase in total payroll-related expenses, largely as a function of increased head count stemming mainly from our 2007 Acquisitions, and an approximate $1.0 million increase in non-payroll general and administrative expenses which occurred across a number of corporate expense areas. The remaining $0.5 million of the $2.5 million total increase reflects higher expenses across a number of non-payroll selling and marketing expense categories as a result of increased head count stemming from our 2007 Acquisitions. Our SEG&A as a percentage of total net sales increased to 5.0% for the second quarter of 2008, as compared to 4.5% for the second quarter of 2007, reflecting the above-noted increased expenses which increased at a rate in excess of sales increases recorded for the same periods.
     Intangible amortization expense — Intangible amortization expense for the second quarter of 2008 was $3.1 million, as compared to $2.6 million for the second quarter of 2007, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. These intangible assets are amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed, and this methodology is the reason for the above-noted increase in amortization expense.
     Restructuring charges — Restructuring charges for the three months ended June 30, 2008 were $2.8 million, as compared to $0.2 million for the second quarter of 2007. For the second quarter of 2008, these expenses were primarily incurred in connection with the above-described integration of Copperfield facilities. For the second quarter of 2007, these expenses were the result of 2006 closure of our Siler City, North Carolina facility.
     Interest expense, net — We incurred $7.5 million in net interest expense for the second quarter of 2008, as compared to $8.1 million for the three months ended June 30, 2007. The decline in net interest expense was due primarily to lower interest rates.
     Income tax expense — Income tax expense was $0.5 million for the quarter, as compared to $2.4 million for the second quarter of 2007, with the decrease primarily attributable to lower pre-tax income in the second quarter of 2008, as compared to the second quarter of 2007.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
     Net sales — Net sales for the six months ended June 30, 2008 were $520.1 million compared to $356.4 million for the six months ended June 30, 2007, an increase of $163.7 million or 45.9%. For the six months ended June 30, 2008, our total sales volume (measured in total pounds shipped) increased 40.3% compared to the six months ended June 30, 2007. The increases in net sales and total sales volume was primarily due to the expansion of our customer base brought about by our 2007 Acquisitions, which occurred after the first quarter in 2007. Accordingly, we do not expect the second half of 2008 will show similar increases in net sales or total sales volume as compared to the same period in 2007. In addition, our net sales also reflect the impact of increased copper prices for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The daily selling price of copper cathode on the COMEX averaged $3.67 per pound during the six months ended June 30, 2008, an increase of 18.8% from the average of $3.09 per pound for the six months ended June 30, 2007.
     Gross profit — We generated $57.1 million in total gross profit for the six months ended June 30, 2008, as compared to $44.9 million for the six months ended June 30, 2007. This increase primarily reflects the impact of 2007 Acquisitions, partially offset by lower second quarter gross profit realized within our OEM segment in 2008, as compared to the same quarter last year, as further discussed in the segment-level discussions that follow. Our gross profit rate for the first half of 2008 was 11.0% compared to 12.6% for the first half of 2007, with the decline largely a function of a decline in our OEM segment gross profit rate, as noted above. In addition, as we have noted in previous quarters, as a result of the expansion of our customer base from the 2007 Acquisitions, we now have a significant portion of our business where our products are priced to earn a fixed dollar margin, which causes gross profit rates to compress in higher copper price environments, as was the case in the six months ended June 30, 2008. Such customers are primarily within our OEM segment.
     Selling, engineering, general and administrative (“SEG&A”) expenses — We incurred total SEG&A expense of $26.2 million for the six months ended June 30, 2008, as compared to $19.5 million for the six months ended June 30, 2007. The $6.7 million increase primarily reflects the impact of additional payroll-related expense as a result of 2007 Acquisitions, which have increased our sales and administrative headcounts. Such payroll-related expenses accounted for approximately $3.7 million of the total increase, with the remaining $3.0 million increase reflecting higher expenses across a number of general and administrative expense areas. Our SEG&A as a percentage of total net sales declined to 5.0% for the six months ended June 30, 2008, as compared to 5.5% for the six months ended June 30, 2007, reflecting the impact of increased expense leverage realized during the first quarter of 2008, as our fixed costs were spread over a higher net sales base given both increased copper prices and the impact of 2007 Acquisitions, which occurred after the first quarter of 2007. This favorable impact on our SEG&A rate was partially offset by increased expenses incurred in the second quarter of 2008, as discussed above.
     Intangible amortization expense — Intangible amortization expense for the six months ended June 30, 2008 was $5.8 million, as compared to $2.6 million for the six months ended June 30, 2007. The increase primarily reflects additional amortization expense recorded in the current year given the 2007 Acquisitions, which occurred after the first quarter of 2007.
     Restructuring charges — Restructuring charges for the six months ended June 30, 2008 were $3.0 million, as compared to $0.5 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, these expenses were primarily incurred in connection with the integration of Copperfield facilities. For the six months ended June 30, 2007, these expenses were the result of 2006 closure of our Siler City, North Carolina facility.
     Interest expense, net — We incurred $15.3 million in net interest expense for the six months ended June 30, 2008, as compared to $11.2 million for the six months ended June 30, 2007. The increase in net interest expense was due primarily to additional expense related to the 2007 Notes and increased borrowings under our Revolving Line of Credit, both due to 2007 Acquisitions, which occurred subsequent to the first quarter of 2007.
     Income tax expense — Income tax expense was $2.6 million for the six months ended June 30, 2008, as compared to $4.1 million for the six months ended June 30, 2007, with the decrease primarily attributable to lower levels of pre-tax income in 2008, as compared to 2007.

Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales. We have recast the 2007 data shown below to be reflective of our new segment presentation.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
							(In thousands)
Net Sales:
Distribution	$175,875	65.7%	$155,651	63.0%	$340,500	65.5%	$257,613	72.3%
OEM	91,703	34.3	91,367	37.0	179,562	34.5	98,801	27.7

Total	$267,578	100.0%	$247,018	100.0%	$520,062	100.0%	$356,414	100.0%

Operating Income:
Distribution	$16,644	9.5%	$15,899	10.2%	$32,922	9.7%	$25,000	9.7%
OEM	729	0.8	2,737	3.0	3,464	1.9	2,708	2.7

Total segments	17,373		18,636		36,386		27,708
Corporate	(8,502)		(3,989)		(14,264)		(5,419)

Consolidated operating income	$8,871	3.3%	$14,647	5.9%	$22,122	4.3%	$22,289	6.3%

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
     Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring, and intangible amortization. We are in process of re-assigning goodwill to our reportable segments to reflect the changes.
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
Distribution Segment
     For the quarter, net sales were $175.9 million, as compared to $155.7 million for the second quarter of 2007, an increase of $20.2 million, or 13.0%. As noted above in our discussion of consolidated results, this increase was due primarily to an increase in our customer base as a result of our 2007 Acquisitions, and increased copper prices in 2008, as compared to the same period last year, which resulted in price increases and thereby increased our total net sales. For the quarter, our total sales volume (measured in total pounds shipped) increased 7.6% compared to the second quarter of 2007. The increase in total sales volume primarily reflects the impact of the above-noted 2007 Acquisitions.
     Operating income was $16.6 million for the second quarter of 2008, as compared to $15.9 million for the second quarter of 2007, an increase of $0.7 million, primarily reflecting the above-noted impact of increased sales levels in 2008, partially offset by a decline in our operating income as a percentage of segment net sales (“segment operating income rate”). Our segment operating income rate was 9.5% for the quarter, as compared to 10.2% for the same period last year. The decreased segment operating income rate was primarily a function of increased SEG&A expenses, most notably sales and marketing payroll and payroll-related expenses, which accounted for 0.6% of the total decline in the segment operating income rate, and reflect increases stemming from our 2007 Acquisitions.
OEM Segment
     For the quarter, net sales were $91.7 million compared to $91.4 million for the second quarter of 2007, an increase of $0.3 million, or 0.3%. As noted above in our discussion of consolidated results, this increase in net sales was largely attributable to the impact of increased copper prices, partially offset by a decline in total sales volume. For the quarter, our total sales volume within our OEM segment declined 4.8%, as compared to the second quarter of 2007, largely reflecting decreased demand from our existing customers.

     Operating income was $0.7 million for the second quarter of 2008, as compared to $2.7 million for the second quarter of 2007, a decline of $2.0 million. This decline was driven by a decline in our OEM segment gross profit, which we believe reflects, in part, the impact of lower sales demand, as well as lower gross profit, which in part reflects our inability to timely pass on inflationary raw material cost increases to our customers within this segment. As noted above, given the current economic environment and lower overall demand levels, we may lose sales in future periods as we work to mitigate the impact of increased material costs on our gross profit by adjusting the prices for our products.
Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
Distribution Segment
     For the six months ended June 30, 2008, net sales were $340.5 million, as compared to $257.6 million for the six months ended June 30, 2007, an increase of $82.9 million, or 32.2%. As noted above in our discussion of consolidated results for the six months ended June 30, 2008, this increase was due primarily to an increase in our customer base as a result of our 2007 Acquisitions which occurred subsequent to the first quarter of 2007, and increased copper prices in 2008, as compared to the same period last year, which resulted in price increases and thereby increased our total net sales. For the six months ended June 30, 2008, our total sales volume (measured in total pounds shipped) increased 23.9% compared to the first half of 2007. The increase in volume primarily reflects the impact of the above-noted 2007 Acquisitions.
     Operating income was $32.9 million for the six months ended June 30, 2008, as compared to $25.0 million for the six months ended June 30, 2007, an increase of $7.9 million, primarily reflecting the above-noted impact of increased sales levels in 2008, most notably during the first quarter.
OEM Segment
     For the six months ended June 30, 2008, net sales were $179.6 million compared to $98.8 million for the six months ended June 30, 2007, an increase of $80.8 million, or 81.8%. As noted above, this increase was due primarily to an increase in our customer base as a result of our 2007 Acquisitions that occurred in 2007 after the first quarter, and increased copper prices in 2008, as compared to the same period last year, which resulted in price increases and thereby increased our total net sales. For the six months ended June 30, 2008, our total sales volume increased 76.8% as compared to the six months ended June 30, 2007. The increase in volume primarily reflects the impact of our 2007 Acquisitions. As noted above, our total sales volume declined 4.8% for the second quarter of 2008, as compared to the second quarter of 2007.
     Operating income was $3.5 million for the six months ended June 30, 2008, as compared to $2.7 million for the six months ended June 30, 2007, an increase of $0.8 million, primarily reflecting the impact of the above-noted increased sales levels in the first quarter of 2008, partially offset by a decline in our segment gross profit rate. For the six months ended June 30, 2008, the decline in our segment gross profit rate compared to the first half of 2007 reflects, in part, the above-noted second quarter impact of inflationary raw materials cost increases, as well as a shift in sales mix that occurred during the first quarter of 2008, as compared to the same quarter of 2007. Our segment gross profit rate for the first quarter of 2008 included the impact of our 2007 Acquisitions, which occurred after the first quarter of 2007, and which resulted in us having a significant portion of our business tied to products priced to earn a fixed dollar margin, which causes gross profit rates to compress in higher copper price environments, as was the case in the first quarter and half of 2008.

Liquidity and Capital Resources
Debt
     As of June 30, 2008, we had the following long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

As of
June 30,
2008
Revolving credit facility	$117,780
Senior notes	242,666
Capital lease obligations	669
Other long-term debt	415

Total long-term debt, including current portion	$361,530

Revolving Credit Facility
     Our five-year Revolving Credit Facility, which expires in April 2012, is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity.
     Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10.0 million in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $200.0 million or (2) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10.0 million sublimit for letters of credit. At June 30, 2008, we had $62.8 million in remaining excess availability.
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
     The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. We are also prohibited from making prepayments on the Senior Notes, except for scheduled payments required pursuant to the terms of such Senior Notes. In addition to maintaining a minimum of $10.0 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. We maintained greater than $30.0 million of monthly excess availability during the second quarter of 2008.
     On November 1, 2007, the Revolving Credit Facility was amended to allow for our acquisition of Woods. The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25.0 million. As of June 30, 2008, we were in compliance with all of the covenants of our Revolving Credit Facility.
9.875% Senior Notes
     At June 30, 2008, we had $240.0 million in aggregate principal amount of 9.875% senior notes outstanding, all of which mature on October 1, 2012 (the “Senior Notes”). As noted above, the Senior Notes include the $120.0 million aggregate principal amount of 2007 Notes issued in connection with our acquisition of Copperfield. The 2007 Notes are governed by the same indenture (the “Indenture”) and have substantially the same terms and conditions as our $120.0 million aggregate principal of 9.875% senior notes issued in 2004 (the “2004 Notes”).

28

     The Indenture includes a covenant that prohibits us from incurring additional indebtedness (other than certain permitted indebtedness, including but not limited to the maximum availability under our Revolving Credit Facility), unless our consolidated fixed charge coverage ratio is greater than 2.0 to 1.0.
     As of June 30, 2008, we were in compliance with all of the covenants of our Senior Notes.
Current and Future Liquidity
     In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements tend to increase when we experience significant demand for products or significant raw material price increases.
     Our management assesses the future cash needs of our business by considering a number of factors, including: (1) historical earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service, (4) projected capital expenditures, and (5) our ability to borrow additional funds.
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
     Net cash provided by operating activities for the six months ended June 30, 2008 was $12.3 million compared to net cash used by operating activities of $14.0 million for the six months ended June 30, 2007. The primary factors contributing to the increase in cash provided by operating activities for the first half of 2008 compared to the same period of 2007 were: (1) a $26.6 million increase in cash provided from inventories due to decreased quantities; and (2) a $23.0 million decrease in accounts receivable due to timing of collections, partially offset by (3) a $18.7 million decrease in cash from accounts payable due to timing of payments.
     Net cash used in investing activities for the six months ended June 30, 2008 was $9.8 million due primarily to capital expenditures.
     Net cash used in financing activities for the six months ended June 30, 2008 was $6.1 million primarily due to decreased borrowings under our Revolving Credit Facility.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flows.
     In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for us in the first quarter of 2010. The Com0pany is currently assessing the impact, if any, of FSP No. 142-3 on our results of operations, financial position and cash flows.
     There were no significant changes to our critical accounting policies during the second quarter of 2008.
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
     Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivatives, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability, and record changes in the fair value of such contracts within cost of goods sold as they occur. At June 30, 2008, we had contracts with an aggregate fair value of negative $0.5 million to sell 3,000 pounds of copper in September 2008. A hypothetical adverse movement of 10% in the price of copper at June 30, 2008, with all other variables held constant, would have resulted in a loss in the fair value of our commodity futures contracts of approximately $1.2 million as of June 30, 2008.
     Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. As of June 30, 2008, approximately 33% of our debt was variable rate, primarily our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or LIBOR. Based on the amount of our variable rate borrowings at June 30, 2008, which totaled approximately $117.8 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $1.2 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

ITEM 4. Controls and Procedures
          Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
          There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 4. Submission of Matters to a Vote of Security Holders
          We held our Annual Shareholders’ Meeting on April 30, 2008, for the purpose of (i) electing directors, (ii) approving the amendment and restatement of the Coleman Cable, Inc. Long-Term Incentive Plan and (iii) ratifying the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2008.
          Each of the nominees for director, as listed in the proxy statement, was elected with the number of votes set forth below.

Name	Votes For	Votes Withheld
Isaac M. Neuberger (Class I)	14,199,071	43,979

Shmuel D. Levinson (Class II)	14,163,537	79,513

James G. London (Class II)	14,200,321	42,729

Harmon S. Spolan (Class II)	14,164,135	78,915

Dennis J. Martin (Class III)	14,199,271	43,779
          The amendment and restatement of the Coleman Cable, Inc. Long-Term Incentive Plan was approved as follows: 11,707,138 shares voted in favor of the amendment and restatement, 90,450 shares voted against the amendment and restatement, 5,697 shares abstained, and there were 2,439,765 broker non-votes.
          The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2008 was ratified. Of the total votes cast, 14,197,949 were cast for the proposal, 33,899 shares were cast against the proposal, 11,202 shares abstained, and there were no broker non-votes.
ITEM 6. Exhibits
See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC. (Registrant)
Date: August 7, 2008	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: August 7, 2008	By	/s/ Richard N. Burger
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description
2.0 —	Equity Interest Purchase Agreement dated as of March 11, 2007, among Coleman Cable, Inc., the Copperfield Sellers defined therein and, solely with respect to Section 10.10 thereof, the additional signatures thereto; incorporated herein by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2007.

2.1 —	Purchase Agreement, dated as of November 1, 2007, by and among Coleman Cable, Inc., Woods Industries, Inc., Woods Industries (Canada) Inc. and Katy Industries, Inc., incorporated by reference herein to our Current Report on Form 8-K filed on November 2, 2007.

3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2008.

4.1 —	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.2 —	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.3 —	Registration Rights Agreement, dated October 11, 2006 between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.4 —	Shareholders Agreement, dated October 11, 2006 between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.5 —	Registration Rights Agreement dated April 2, 2007 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on July 13, 2007.

10.1 —	Amended and Restated Credit Agreement dated as of April 2, 2007 among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.2 —	First Amendment to Amended and Restated Credit Agreement dated as of November 1, 2007 by and among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form 8-K filed on November 2, 2007.

10.3 —	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.4 —	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and G. Gary Yetman, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.5 —	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Richard N. Burger, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.6 —	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Jeffrey D. Johnston, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Item No.	Description
10.7 —	Long-Term Incentive Plan, as amended and restated on April 30, 2008, incorporated herein by reference to our Proxy Statement filed on April 3, 2008.

10.8 —	Form of Non-Qualified Stock Option Agreement Under the Long-Term Incentive Plan, incorporated herein by reference to our Form- S-1 filed on November 16, 2006.

10.9 —	Indemnification Agreement, dated as of November 13, 2007, by and between Coleman Cable, Inc. and Morgan Capital LLC, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.10 —	Lease by and between Copperfield, LLC and DJR Ventures, LLC dated as of February 1, 2008.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.