Form 10-Q/A
period 2008-06-30
Coleman Cable, Inc.
filed 2008-08-21
CIK 1323653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2008 is being filed to replace the Company’s 10-Q filed on August 8, 2008, which due to an EDGAR filer error, contained a duplicate page and omitted another page. This Form 10-Q/A eliminates the duplicate information and includes the information omitted in the original filing, with such information set forth on page number four of the Form 10Q/A filed herewith. This amendment does not alter or affect any other part or any other information originally set forth in the Company’s Form 10-Q and no other information in the 10-Q is amended hereby. This Form 10-Q/A continues to describe conditions as of the date of the Company’s 10-Q filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that may have occurred at a later date.

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
2. NEW ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until December 31, 2008. The impact SFAS No. 141(R) will have on our consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. SFAS No. 157 was required to be adopted by the Company in the first quarter of 2008 for financial assets and is effective in the first quarter of 2009 for non-financial assets. Our adoption of SFAS No. 157 in the first quarter of 2008 did not have a material impact on our financial position, results of operations or cash flows. At June 30, 2008, we had copper futures contracts with an aggregate fair value of negative $479 to sell 3,000 pounds of copper in September 2008. These derivatives have been determined to be Level 2 under the fair value hierarchy in accordance with SFAS No. 157. The adoption of SFAS No. 157 for non-financial assets is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
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