Form 10-Q
period 2008-09-30
Coleman Cable, Inc.
filed 2008-11-07
CIK 1323653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes      ☑ No
Common shares outstanding as of November 3, 2008: 16,786,895

PART I.
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
NET SALES	$270,712	$253,453	$790,775	$609,867
COST OF GOODS SOLD	240,814	224,287	703,736	535,837

GROSS PROFIT	29,898	29,166	87,039	74,030
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	14,228	11,753	40,472	31,238
INTANGIBLE AMORTIZATION EXPENSE	3,121	2,522	8,889	5,085
RESTRUCTURING CHARGES	2,504	53	5,515	580

OPERATING INCOME	10,045	14,838	32,163	37,127
INTEREST EXPENSE	7,211	8,187	22,545	19,411
OTHER (INCOME) LOSS, NET	(56)	2	68	29

INCOME BEFORE INCOME TAXES	2,890	6,649	9,550	17,687
INCOME TAX EXPENSE	1,153	2,606	3,716	6,752

NET INCOME	$1,737	$4,043	$5,834	$10,935

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE
Basic	$0.10	$0.24	$0.35	$0.65
Diluted	0.10	0.24	0.35	0.65
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,787	16,787	16,787	16,787
Diluted	16,825	16,796	16,811	16,789
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,504	$8,877
Accounts receivable, net of allowances of $3,384 and $4,601, respectively	174,134	159,133
Inventories	115,998	138,359
Deferred income taxes	4,327	3,776
Assets held for sale	4,116	661
Prepaid expenses and other current assets	4,490	8,647

Total current assets	306,569	319,453

PROPERTY, PLANT AND EQUIPMENT:
Land	1,675	2,772
Buildings and leasehold improvements	14,954	14,780
Machinery, fixtures and equipment	106,979	101,701

	123,608	119,253
Less accumulated depreciation and amortization	(53,532)	(42,918)
Construction in progress	4,309	3,628

Property, plant and equipment, net	74,385	79,963
GOODWILL	111,000	108,461
INTANGIBLE ASSETS, NET OF AMORTIZATION of $16,537 and $7,669, respectively	49,299	58,181
OTHER ASSETS, NET	8,147	9,594

TOTAL ASSETS	$549,400	$575,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$502	$936
Accounts payable	54,831	49,519
Accrued liabilities	41,372	38,473

Total current liabilities	96,705	88,928

LONG-TERM DEBT	330,788	366,905
LONG-TERM LIABILITIES	1,546	281
DEFERRED INCOME TAXES	16,803	23,567
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; and 16,787 issued and outstanding on September 30, 2008 and December 31, 2007	17	17
Additional paid-in capital	85,724	83,709
Retained earnings	18,127	12,293
Accumulated other comprehensive loss	(310)	(48)

Total shareholders’ equity	103,558	95,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$549,400	$575,652

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,834	$10,935
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	22,306	14,811
Stock-based compensation	2,015	3,121
Inventory theft insurance receivable allowance	1,588	—
Deferred tax provision (credit)	(5,737)	(3,924)
(Gain) loss on disposal of fixed assets	178	(12)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(15,183)	(25,950)
Inventories	22,312	(20,180)
Prepaid expenses and other assets	2,564	(1,706)
Accounts payable	6,503	7,891
Accrued liabilities	(15)	9,654

Net cash flow from operating activities	42,365	(5,360)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(10,930)	(4,929)
Acquisition of businesses, net of cash acquired	(708)	(214,810)
Proceeds from sale of fixed assets	17	18
Proceeds from sale of investment	—	59

Net cash flow from investing activities	(11,621)	(219,662)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving loan facilities	(35,188)	98,196
Issuance of senior notes, net of issuance costs	—	119,380
Common stock issuance costs	—	(451)
Repayment of long-term debt	(1,027)	(917)

Net cash flow from financing activities	(36,215)	216,208

Effect of exchange rate changes on cash and cash equivalents	98	—
DECREASE IN CASH AND CASH EQUIVALENTS	(5,373)	(8,814)
CASH AND CASH EQUIVALENTS — Beginning of period	8,877	14,734

CASH AND CASH EQUIVALENTS — End of period	$3,504	$5,920

NONCASH ACTIVITY
Unpaid capital expenditures	202	210
Capital lease obligations	135	16
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	4,821	12,244
Cash interest paid	16,272	9,557
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. SFAS No. 157 was required to be adopted by the Company in the first quarter of 2008 for financial assets and is effective in the first quarter of 2009 for non-financial assets. Our adoption of SFAS No. 157 in the first quarter of 2008 did not have a material impact on our financial position, results of operations or cash flows. At September 30, 2008, we had copper futures contracts with an aggregate fair value of $1,266 to sell 2,800 pounds of copper in December 2008. These derivatives have been determined to be Level 2 under the fair value hierarchy in accordance with SFAS No. 157. The adoption of SFAS No. 157 for non-financial assets is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of 2009, noncontrolling interests will be classified as equity in the consolidated financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. We do not currently have any minority interest components at any of our subsidiaries, and we do not anticipate the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

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
     In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for us in the first quarter of 2009. The Company is currently assessing the impact, if any, of FSP No. 142-3 on our results of operations, financial position and cash flows.
     In May 2008, the FASB issued Statement issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The accounting and disclosure requirements of the this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. We do not operate as an insurance enterprise with financial guaranteed insurance contracts and do not anticipate the adoption of SFAS No. 163 will have a material impact on our consolidated financial statements.
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

Purchase Price Allocations
     The above acquisitions (“2007 Acquisitions”) were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, we have allocated the purchase price for each acquisition to the net assets acquired based on the related estimated fair values at each respective acquisition date. We finalized the purchase price allocation for Copperfield during the first quarter of 2008. For the Woods acquisition, the purchase price allocation is preliminary, including the allocation of goodwill. Certain costs related to the integration of Woods have been reflected as purchase accounting adjustments in 2008, as further detailed in Note 4. We will finalize the purchase price allocation for the Woods acquisition during the fourth quarter of 2008 which may result in adjustments to the carrying value of Woods’ recorded assets and liabilities. These adjustments could be significant.
     The table below summarizes the final purchase price allocation related to the Copperfield acquisition and the preliminary purchase price allocation related to the Woods acquisition as of their respective acquisition dates.

	Copperfield	Woods	Total
Cash and cash equivalents	$639	$4,884	$5,523
Accounts receivable	61,592	30,644	92,236
Inventories	41,601	27,231	68,832
Prepaid expenses and other current assets	832	2,942	3,774
Property, Plant and equipment	62,656	1,604	64,260
Intangible assets	64,400	1,400	65,800
Goodwill	43,733	6,705	50,438
Other assets	607	—	607

Total assets acquired	276,060	75,410	351,470
Current liabilities	(36,806)	(21,280)	(58,086)
Long-term liabilities	(42)	—	(42)
Deferred income taxes	(23,763)	(327)	(24,090)

Total liabilities assumed	(60,611)	(21,607)	(82,218)

Net assets acquired	$215,449	$53,803	$269,252

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

	Three months	Nine months
	ended	ended
	September 30, 2007	September 30, 2007
Net sales	$305,072	$858,905
Net income	$4,989	$13,634
Earnings per share:
Basic	$0.30	$0.81
Diluted	$0.30	$0.81
4. RESTRUCTURING AND INTEGRATION ACTIVITIES
2008 Restructuring and Integration Activities
     We incurred restructuring costs of $2,504 and $5,515 during the third quarter and first nine months of 2008, respectively, primarily in connection with the on-going integration of our 2007 Acquisitions. As shown in the table below, restructuring charges related to the integration of 2007 Acquisitions expensed during the first nine months of 2008 included $3,705 in equipment relocation costs, $381 in employee severance and relocation costs and $1,429 in other exit costs. During the third quarter, we initiated a workforce reduction at our Oswego, New York manufacturing facility, which resulted in the recognition of a $298 charge in the third quarter of 2008 for severance and related benefits to be paid to effected employees at this facility. These reductions were made as the result of a decision to transition copper fabrication activities from the Oswego plant to our Bremen, Indiana facility.
     In October of 2008, we announced to our employees a series of separate planned workforce reductions affecting primarily our El Paso, Texas facilities, as well as our corporate office in Waukegan, Illinois. Such plans include the possible elimination of approximately 160 positions over the remainder of 2008 and into 2009, with the final number of positions to be eliminated, expense and timing of such actions, contingent upon our performance for the remainder of 2008.
     During 2008, we have completed many aspects of the integration of our 2007 Acquisitions. We completed the integration of the Woods acquisition, incorporating this business into our core operations and eliminating separate corporate and distribution functions. We have also made significant progress on the previously announced plan to consolidate three of our distribution facilities (located in Indianapolis, Indiana; Gurnee, Illinois; and Waukegan, Illinois) into a single leased distribution facility which we opened in April 2008 in Pleasant Prairie, Wisconsin. In addition, we continued the execution of our integration strategy for a number of the manufacturing and distribution facilities we acquired as part of the Copperfield acquisition. This plan includes the consolidation and closure of Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, primarily into operations at one modern new facility in El Paso, Texas. As a result, we have ceased manufacturing operations at the Avilla, Indiana; Nogales, Arizona; and within our Zaragosa Road facility in El Paso, Texas. The building and property associated with both the Avilla and Zaragosa facility are owned and have been classified as assets held for sale in the accompanying condensed consolidated balance sheet at September 30, 2008.
     We expect to incur between $6.0 million and $7.0 million in restructuring charges in 2008 for such activities. The ultimate amount of cash expended relative to such efforts is dependent on various factors including the timing of the sale of owned properties and the amount of proceeds received. We expect the majority of these integration activities to be complete by the end of 2008.

     The following table summarizes activity for 2008 restructuring activities:

	Employee
	Severance	Lease
	and	Termination	Equipment
	Relocation	& Facility	Relocation	Other
	Costs	Closure Costs	Costs	Costs	Total
BALANCE — December 31, 2007	$385	$—	$—	$—	$385
Provision	381	—	3,705	1,371	5,457
Purchase accounting adjustments	740	2,802	—	132	3,674
Uses	(1,023)	(810)	(3,705)	(1,479)	(7,017)

BALANCE — September 30, 2008	$483	$1,992	$—	$24	$2,499

2006 Restructuring Activities
     During 2006, we ceased operations at our owned manufacturing facility in Siler City, North Carolina. The building and property we own in Siler City, North Carolina has been classified as an asset held for sale in the amount of $661 in our consolidated balance sheet at September 30, 2008. We incurred approximately $58 in holding costs associated with the Siler City location during the first nine months of 2008, and incurred $580 in exit costs related to the facility during the first nine months of 2007.
5. INVENTORIES
     Inventories consisted of the following:

	September 30,	December 31,
	2008	2007
FIFO cost:
Raw materials	$30,568	$31,626
Work in progress	4,169	4,324
Finished products	81,261	102,409

Total	$115,998	$138,359

6. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	September 30,	December 31,
	2008	2007
Salaries, wages and employee benefits	$5,578	$9,503
Sales incentives	12,483	14,383
Income taxes	239	—
Interest	12,053	6,505
Other	11,019	8,082

Total	$41,372	$38,473

7. DEBT

	September 30,	December 31,
	2008	2007
Revolving credit facility expiring April 2012	$88,250	$123,438
9.875% Senior notes due October 2012, including unamortized premium of $2,509 and $2,980, respectively	242,509	242,980
Capital lease obligations	531	782
Other long-term debt	—	641

	331,290	367,841
Less current portion	(502)	(936)

Long-term debt	$330,788	$366,905

     Revolving Credit Facility
     Our five-year revolving credit facility (the “Revolving Credit Facility”) is a senior secured facility that provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At September 30, 2008, we had $88,250 in borrowings outstanding under the facility, with $93,154 in remaining excess availability.
     Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10,000 in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (i) $200,000 or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10,000 sublimit for letters of credit. Interest is payable, at our option, at the agent’s prime rate plus a range of 0.0% to 0.5% or the Eurodollar rate plus a range of 1.25% to 1.75%, in each case based on quarterly average excess availability under the Revolving Credit Facility. The average rate of interest incurred under the Revolving Credit Facility during the third quarter and first nine months of 2008 approximated 3.7% and 4.2%, respectively. The Revolving Credit Facility combined with the previously existing revolving credit facility accrued interest at an average rate of 7.0% for the six months ended September 30, 2007. We had no borrowings for the three months ended March 31, 2007.
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
     The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. We are also prohibited from making prepayments on the Senior Notes (defined below), except for scheduled payments required pursuant to the terms of such Senior Notes. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability during the third quarter of 2008.
     On November 1, 2007, the Revolving Credit Facility was amended to allow for our acquisition of Woods. The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25,000.
     9.875% Senior Notes
     At September 30, 2008, we had $240,000 in aggregate principal amount of 9.875% senior notes outstanding, all of which mature on October 1, 2012 (the “Senior Notes”). The Senior Notes include the $120,000 aggregate principal amount of senior notes issued in connection with our acquisition of Copperfield (the “2007 Notes”). The 2007 Notes are governed by the same indenture (the “Indenture”) and have substantially the same terms and conditions as our $120,000 aggregate principal of 9.875% senior notes issued in 2004 (the “2004 Notes”). We received a premium of $3,450 in connection with the issuance of the 2007 Notes due to the fact that the 2007 Notes were issued at 102.875% of the principal amount thereof, resulting in proceeds of $123,450. This premium is being amortized to par value over the remaining life of the 2007 Notes.
     Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends. As of September 30, 2008, we were in compliance with all of the covenants of our Senior Notes and Revolving Credit Facility.
8. EARNINGS PER SHARE
     As of September 30, 2008 and 2007, the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	16,787	16,787	16,787	16,787
Dilutive effect of share-based awards	38	9	24	2

Diluted weighted average share outstanding	16,825	16,796	16,811	16,789

     Options with respect to 824 and 825 common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008 and September 30, 2007, respectively, because they were antidilutive.
9. SHAREHOLDERS’ EQUITY
     Stock-Based Compensation
     The Company has a stock-based compensation plan for its directors, executives and certain key employees which authorizes the grant of stock options and other share-based awards. In April 2008, an amended and restated plan was approved by shareholders that, among other things, (1) increased the number of shares authorized for issuance under the Company’s plan from 1,650 to 2,440 and (2) added stock appreciation rights, restricted or unvested stock, restricted stock units, performance shares, performance units and incentive performance bonuses as available awards under the plan. Of the total 2,440 shares authorized for issuance under the plan, 1,162 were issued as of September 30, 2008, with the remaining 1,278 shares available for future grant over the balance of the plan’s ten-year life, which ends in 2016. The Company recorded $693 and $2,015 in stock compensation expense for the three and nine months ended September 30, 2008, respectively, compared to $1,099 and $3,121 for the three and nine months ended September 30, 2007, respectively.
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

     Changes in stock options were as follows:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding January 1, 2008	888	$15.52	8.8	—
Granted	206	8.38	9.8
Exercised	—	—
Forfeited or expired	(65)	15.00

Outstanding September 30, 2008	1,029	$14.12	8.3	341
Vested or expected to vest	987	$14.19	—	315
Exercisable	—	—

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
Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$1,737	$4,043	$5,834	$10,935
Other comprehensive income
Currency translation adjustment, net of tax	(250)	—	(262)	—

Total comprehensive income	$1,487	$4,043	$5,572	$10,935

10. RELATED PARTIES
     We lease our corporate office facility from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of our Board of Directors and executive management. We made rental payments of $95 and $93 to HQ2 for the third quarter of 2008 and 2007, respectively. Rental payments to HQ2 for the nine months ended September 30, 2008 and 2007 were $282 and $275, respectively. In addition, we lease three manufacturing facilities and three vehicles from DJR Ventures, LLC in which one of our executive officers has substantial minority interest, and we paid a total of $346 and $303 to these entities for the third quarter of 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, such payments totaled $928 and $605, respectively.
     For 2007 and prior years, we had consulting arrangements with two of our shareholders whereby, in addition to their service as directors of the Company, they provided advice and counsel on business planning and strategy, including advice on potential acquisitions. Under these consulting arrangements, each eligible individual received $175 as annual compensation for their services. Pursuant to these arrangements, and for their service as directors, we paid each eligible individual $44 and $131 for the third quarter and first nine months of 2007, respectively. The consulting arrangements were terminated effective December 31, 2007. Additionally, from October of 2006 through December 2007, in addition to the above-noted consulting services, each received $75 as annual compensation for their services as co-chairmen of the board of directors. On January 1, 2008 the Company amended its compensation arrangements for its directors. Under these arrangements, annually the co-chairmen each receive $100 in cash and $100 in Company stock. For the third quarter of 2008 and 2007, $39 and $19, respectively, was expensed for each individual’s services as co-chairmen. $116 and $56 was expensed for each individual’s services for the nine months ended September 30, 2008 and 2007, respectively.

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
11. INVENTORY THEFT
     In 2005, we experienced a theft of inventory resulting from break-ins at our manufacturing facility in Miami Lakes, Florida, which we have since closed. We have been in discussion with our insurance carriers relative to this matter, and during the first quarter of 2008, we engaged outside legal counsel in an effort to resolve certain disputes pertaining to our coverage under our related insurance policies. During the third quarter of 2008, as a result of failing to secure satisfactory settlement of the matter with our insurers, we commenced legal action in regard to this matter and recorded an allowance for the related insurance receivable. Accordingly, we recorded a $1,588 non-cash charge during the third quarter of 2008 that fully reserves the insurance receivable reflected on our condensed consolidated balance sheet for the theft of the related inventory and associated product reels. Though an ultimate resolution is still to be determined, we are seeking to recover the related loss, net of deductibles, under such insurance policies.
12. COMMITMENTS AND CONTINGENCIES
     Operating Leases
     We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,736, and $1,180 for the third quarter of 2008 and 2007, respectively. Rental expense under operating leases was $5,715, and $2,939 for the nine months ended September 30, 2008 and 2007, respectively. During the first quarter of 2008, we signed a lease agreement which will require we make approximately $7,200 in minimum rental payments over the next five years, and another $10,400 over the remaining term of the lease.
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
     In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of September 30, 2008, we had a $460 accrual recorded for this liability.
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
     On April 24, 2006, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment claiming that we were not entitled to tax deductions in connection with our then-existing practice involving the prepayment of certain management fees and our payment of certain factoring costs to CCI Enterprises, Inc., our wholly-owned C corporation subsidiary. We have appealed the IRS findings. If our appeal of the IRS findings is unsuccessful, our obligation will be to indemnify our S corporation shareholders on record as of the effective date of the Tax Matters Agreement. We have recorded estimated costs of approximately $586, including interest regarding this matter.
Derivative Financial Instruments
     From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability, and record changes in the fair value of such contracts within cost of goods sold as they occur. At September 30, 2008, we had outstanding contracts, with an aggregate fair value of $1,266 to sell 2,800 pounds of copper in December 2008, recorded as a component of prepaid expenses and other current assets on our condensed consolidated balance sheet at September 30, 2008. We recorded aggregate gains of $2,839 and $696 as a reduction to cost of goods sold in our condensed consolidated income statement for the third quarter and first nine months of 2008. We did not utilize derivatives during the first nine months of 2007, and there were no outstanding contracts at September 30, 2007.
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
     Financial data for the Company’s reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Sales:
Distribution Segment	$188,384	$152,599	$528,886	$410,213
OEM Segment	82,328	100,854	261,889	199,654

Total	$270,712	$253,453	$790,775	$609,867

Operating Income:
Distribution Segment	$18,961	$15,044	$51,872	$40,046
OEM Segment	264	4,086	3,730	6,795

Total segments	19,225	19,130	55,602	46,841
Corporate	(9,180)	(4,292)	(23,439)	(9,714)

Consolidated operating income	$10,045	$14,838	$32,163	$37,127

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

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

NET SALES	$141,396	$115,639	$13,677	$—	$270,712
COST OF GOODS SOLD	121,804	108,390	10,620	—	240,814

GROSS PROFIT	19,592	7,249	3,057	—	29,898
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	11,584	1,451	1,193	—	14,228
INTANGIBLE AMORTIZATION	65	3,030	26	—	3,121
RESTRUCTURING CHARGES	412	2,092	—	—	2,504

OPERATING INCOME	7,531	676	1,838	—	10,045
INTEREST EXPENSE	7,176	(52)	87	—	7,211
OTHER LOSS (GAIN), NET	11	—	(67)	—	(56)

INCOME BEFORE INCOME TAXES	344	728	1,818	—	2,890
INCOME FROM SUBSIDIARIES	1,608	—	—	(1,608)	—
INCOME TAX EXPENSE	215	285	653	—	1,153

NET INCOME	$1,737	$443	$1,165	$(1,608)	$1,737

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$107,690	$150,976	$(5,213)	$253,453
COST OF GOODS SOLD	89,791	134,496	—	224,287

GROSS PROFIT	17,899	16,480	(5,213)	29,166
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	10,082	6,884	(5,213)	11,753
INTANGIBLE AMORTIZATION EXPENSE	3	2,519	—	2,522
RESTRUCTURING CHARGES	53	—	—	53

OPERATING INCOME	7,761	7,077	—	14,838
INTEREST EXPENSE	5,208	2,979	—	8,187
OTHER LOSS	2	—	—	2

INCOME BEFORE INCOME TAXES	2,551	4,098	—	6,649
INCOME TAX EXPENSE	2,289	317	—	2,606
INCOME FROM SUBSIDIARIES	3,781	—	(3,781)	—

NET INCOME	$4,043	$3,781	$(3,781)	$4,043

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

NET SALES	$376,613	$383,634	$30,528	$—	$790,775
COST OF GOODS SOLD	320,954	360,081	22,701	—	703,736

GROSS PROFIT	55,659	23,553	7,827	—	87,039
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	33,154	3,921	3,397	—	40,472
INTANGIBLE AMORTIZATION	200	8,605	84	—	8,889
RESTRUCTURING CHARGES	668	4,847	—	—	5,515

OPERATING INCOME	21,637	6,180	4,346	—	32,163
INTEREST EXPENSE	22,411	(71)	205	—	22,545
OTHER LOSS, NET	36	—	32	—	68

INCOME BEFORE INCOME TAXES	(810)	6,251	4,109	—	9,550
INCOME FROM SUBSIDIARIES	7,317	—	—	(7,317)	—
INCOME TAX EXPENSE	673	1,565	1,478	—	3,716

NET INCOME	$5,834	$4,686	$2,631	$(7,317)	$5,834

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

NET SALES	$324,270	$298,745	$(13,148)	$609,867
COST OF GOODS SOLD	270,709	265,128	—	535,837

GROSS PROFIT	53,561	33,617	(13,148)	74,030
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	27,716	16,670	(13,148)	31,238
INTANGIBLE AMORTIZATION EXPENSE	10	5,075	—	5,085
RESTRUCTURING CHARGES	580	—	—	580

OPERATING INCOME	25,255	11,872	—	37,127
INTEREST EXPENSE	13,840	5,571	—	19,411
OTHER LOSS	29	—	—	29

INCOME BEFORE INCOME TAXES	11,386	6,301	—	17,687
INCOME TAX EXPENSE	6,285	467	—	6,752

INCOME FROM SUBSIDIARIES	5,834	—	(5,834)	—

NET INCOME	$10,935	$5,834	$(5,834)	$10,935

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,933	$49	$1,522	$—	$3,504
Accounts receivable—net of allowances	102,821	60,351	10,962	—	174,134
Intercompany receivable	—	28,207	—	(28,207)	—
Inventories	64,364	42,251	9,383	—	115,998
Deferred income taxes	4,322	5	—	—	4,327
Assets held for sale	4,116	—	—	—	4,116
Prepaid expenses and other current assets	645	3,717	128	—	4,490

Total current assets	178,201	134,580	21,995	(28,207)	306,569
PROPERTY, PLANT AND EQUIPMENT, NET	19,055	54,747	583	—	74,385
GOODWILL	64,650	43,957	2,393	—	111,000
INTANGIBLE ASSETS, NET	822	48,192	285	—	49,299
OTHER ASSETS, NET	16,900	651	104	(9,508)	8,147
INVESTMENT IN SUBSIDIARIES	251,941	—	—	(251,941)	—

TOTAL ASSETS	$531,569	$282,127	$25,360	$(289,656)	$549,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$502	$—	$—	$—	$502
Accounts payable	33,908	15,477	5,446	—	54,831
Intercompany payable	26,055	—	2,152	(28,207)	—
Accrued liabilities	18,663	17,365	5,344	—	41,372

Total current liabilities	$79,128	$32,842	$12,942	$(28,207)	$96,705
LONG-TERM DEBT	330,788	—	—	—	330,788
Long-term liabilities	1,163	383	9,508	(9,508)	1,546
DEFERRED INCOME TAXES	16,932	(68)	(61)	—	16,803
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	85,724	215,449	—	(215,449)	85,724
Accumulated other comprehensive income	(310)	—	(310)	310	(310)
Retained earnings	18,127	33,521	3,281	(36,802)	18,127

Total shareholders’ equity	103,558	248,970	2,971	(251,941)	103,558

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$531,569	$282,127	$25,360	$(289,656)	$549,400

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2007

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,822	$14	$5,041	$—	$8,887
Accounts receivable—net of allowances	83,596	68,533	7,004	—	159,133
Intercompany receivable	27,006	17,273	1,736	(46,015)	—
Inventories	80,231	51,303	6,825	—	138,359
Deferred income taxes	3,169	607	—	—	3,776
Assets held for sale	661	—	—	—	661
Prepaid expenses and other current assets	7,839	3,167	187	(2,546)	8,647

Total current assets	206,324	140,897	20,793	(48,561)	319,453
PROPERTY, PLANT AND EQUIPMENT, NET	16,352	63,104	507	—	79,963
GOODWILL	62,413	43,638	2,410	—	108,461
INTANGIBLE ASSETS, NET	1,022	56,788	371	—	58,181
OTHER ASSETS, NET	8,811	783	—	—	9,594
INVESTMENT IN SUBSIDIARIES	260,247	—	—	(260,247)	—

TOTAL ASSETS	$555,169	$305,210	$24,081	$(308,808)	$575,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$310	$626	$—	$—	$936
Accounts payable	25,515	21,586	2,418	—	49,519
Intercompany payable	19,009	27,006	—	(46,015)	—
Accrued liabilities	24,051	11,217	5,751	(2,546)	38,473

Total current liabilities	$68,885	$60,435	8,169	$(48,561)	$88,928

LONG-TERM DEBT	366,635	270	—	—	366,905
LONG-TERM LIABILITIES NET	—	281	—	—	281
DEFERRED INCOME TAXES	23,519	48	—	—	23,567
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	83,709	215,341	15,421	(230,762)	83,709
Accumulated other comprehensive income	111	—	(159)	—	(48)
Retained earnings (accumulated deficit)	12,293	28,835	650	(29,485)	12,293

Total shareholders’ equity	96,130	244,176	15,912	(260,247)	95,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$555,169	$305,210	$24,081	$(308,308)	$575,652

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,834	$4,686	$2,631	$(7,317)	$5,834
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	4,578	17,523	205	—	22,306
Stock-based compensation	2,015	—	—	—	2,015
Inventory theft insurance receivable allowance	1,588	—	—	—	1,588
Deferred tax provision	(6,163)	486	(60)	—	(5,737)
Loss on disposal of fixed assets	36	142	—	—	178
Equity in consolidated subsidiaries	(7,317)	—	—	7,317	—
Changes in operating assets and liabilities excluding impact of acquisitions:
Accounts receivable	(19,225)	8,182	(4,140)	—	(15,183)
Inventories	15,867	9,052	(2,607)	—	22,312
Prepaid expenses and other assets	5,608	(454)	(44)	(2,546)	2,564
Accounts payable	8,436	(4,903)	2,970	—	6,503
Intercompany accounts	35,619	(33,727)	(1,892)	—	—
Accrued liabilities	(8,161)	6,045	(445)	2,546	(15)

Net cash flow from operating activities	38,715	7,032	(3,382)	—	42,365

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,324)	(6,371)	(235)	—	(10,930)
Acquisition of businesses, net of cash acquired	(708)	—	—	—	(708)
Proceeds from sale of fixed assets	17	—	—	—	17

Net cash flow from investing activities	(5,015)	(6,371)	(235)	—	(11,621)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	(35,188)	—	—	—	(35,188)
Repayment of long -term debt	(401)	(626)	—	—	(1,027)

Net cash flow from financing activities	(35,589)	(626)	—	—	(36,215)

Effect of exchange rate on cash and cash equivalents	—	—	98	—	98
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,889)	35	(3,519)	—	(5,373)
CASH AND CASH EQUIVALENTS — Beginning of period	3,822	14	5,041	—	8,877

CASH AND CASH EQUIVALENTS — End of period	$1,933	$49	$1,522	$—	$3,504

NONCASH ACTIVITY
Unpaid capital expenditures	—	202	—	—	202
Capital lease obligation	135	—	—	—	135
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	3,660	—	1,161	—	4,821
Cash interest paid	16,272	—	—	—	16,272

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$10,935	$5,834	$(5,834)	$10,935
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	3,431	11,380	—	14,811
Stock-based compensation	2,974	147	—	3,121
Deferred tax provision	20,547	(24,471)	—	(3,924)
(Gain) loss on disposal of fixed assets	(12)	—	—	(12)
Equity in consolidated subsidiaries	(5,834)	—	5,834	—
Changes in operating assets and liabilities:
Accounts receivable	(9,733)	(16,217)	—	(25,950)
Inventories	(9,742)	(10,438)	—	(20,180)
Prepaid expenses and other assets	(1,513)	(1,250)	1,057	(1,706)
Accounts payable	8,855	(964)	—	7,891
Intercompany accounts	(36,718)	36,718	—	—
Accrued liabilities	8,236	2,475	(1,057)	9,654

Net cash flow from operating activities	(8,574)	3,214	—	(5,360)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,510)	(3,419)	—	(4,929)
Acquisition of business, net of cash acquired	(215,449)	639	—	(214,810)
Proceeds from sale of fixed assets	18	—	—	18
Proceeds from sale of investment	59	—	—	59

Net cash flow from investing activities	(216,882)	(2,780)	—	(219,662)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities, net of issuance costs	98,196	—	—	98,196
Issuance of senior notes, net of issuance costs	119,380	—	—	119,380
Common stock issuance costs	(451)	—	—	(451)
Repayment of long -term debt	(483)	(434)	—	(917)

Net cash flow from financing activities	216,642	(434)	—	216,208

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,814)	—	—	(8,814)
CASH AND CASH EQUIVALENTS — Beginning of period	14,719	15	—	14,734

CASH AND CASH EQUIVALENTS — End of period	$5,905	$15	$—	5,920

NONCASH ACTIVITY
Unpaid capital expenditures	210	—	—	210
Capital lease obligations	—	16	—	16
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	12,209	35	—	12,244
Cash Interest paid	9,497	60	—	9,557

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

Raw Material Costs
     Our products contain copper and other raw materials, including petroleum-based compounds. Prices for such raw materials can be volatile and affect our net sales and profitability. Prices for copper, the primary material component in most of our products, have an established history of volatility, and in 2008 we have experienced higher volatility and inflationary increases in other raw material costs, as well. The daily selling price of copper cathode on the COMEX averaged $3.45 per pound during the third quarter of 2008, a decrease of 0.9% from the average of $3.48 per pound for the third quarter of 2007. For the first nine months of 2008, copper cathode on the COMEX averaged $3.59 per pound, an increase of 11.5% over the same period in 2007. The average copper price on the COMEX was $2.19 per pound for October 2008. We purchase our copper at prevailing market prices. Through multiple pricing strategies, we generally attempt to pass along changes in the price of copper and other raw materials to our customers. Our ability to pass along copper price increases is greater when copper prices increase quickly and significantly. Gradual price increases may be more difficult to pass on to our customers and may affect our short-term profitability. Conversely, the prices of our products tend to fall more quickly in the event the price of copper drops significantly over a relatively short period of time and more slowly in the event of more gradual decreases in the price of copper. In addition to inflationary cost pressures stemming from increased prices for our material inputs and fuel, our profitability and strategies in setting prices are also affected by the type of product involved, competitive conditions, including underutilized manufacturing capacity in our industry, and particular customer arrangements.
Consolidated Results of Operations
     The following table sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales. The results for 2008 reflect the impact of our above-noted 2007 Acquisitions, whereas the results for the first nine months of 2007 do not include the entire impact of the 2007 Acquisitions, which occurred subsequent to the first quarter of 2007. As noted above, Copperfield was acquired April 2, 2007, and Woods was acquired November 30, 2007. Accordingly, results from these acquisitions have been included in our condensed consolidated results subsequent to their respective acquisition dates.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Net sales	$270,712	100.0%	$253,453	100.0%	$790,775	100.0%	$609,867	100.0%
Gross profit	29,898	11.0	29,166	11.5	87,039	11.0	74,030	12.1
Selling, engineering, general and Administrative expenses	14,228	5.3	11,753	4.6	40,472	5.1	31,238	5.1
Intangible amortization expense	3,121	1.2	2,522	1.0	8,889	1.1	5,085	0.8
Restructuring charges	2,504	0.9	53	0.0	5,515	0.7	580	0.1

Operating income	10,045	3.7	14,838	5.9	32,163	4.1	37,127	6.1
Interest expense	7,211	2.7	8,187	3.2	22,545	2.9	19,411	3.2
Other expense (income), net	(56)	0.0	2	0.0	68	0.0	29	0.0

Income before income taxes	2,890	1.0	6,649	2.6	9,550	1.2	17,687	2.9
Income tax expense	1,153	0.4	2,606	1.0	3,716	0.5	6,752	1.1

Net income	$1,737	0.6	$4,043	1.6	$5,834	0.7	$10,935	1.8

Earnings per diluted share	$0.10		$0.24		$0.35		$0.65

     In addition to GAAP earnings, we also use earnings from continuing operations before net interest, income taxes, depreciation and amortization expense (“EBITDA”) as a means to evaluate the liquidity and performance of our business, including the preparation of annual operating budgets and the determination of levels of operating and capital investments. In particular, we believe EBITDA allows us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For example, we believe the inclusion of items such as taxes, interest expense, intangible asset amortization and interest income can make it more difficult to identify and assess operating trends affecting our business and industry. We also believe EBITDA is a performance measure that provides investors, securities analysts and other interested parties a measure of operating results unaffected by differences in capital structures, business acquisitions, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. However, EBITDA’s usefulness as a performance measure is limited by the fact that it excludes the impact of interest expense, depreciation and amortization expense and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Due to these limitations, we do not, and you should not, use EBITDA as the only measure of our performance and liquidity. We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance or cash flows from operating activities in accordance with GAAP as a measure of our liquidity. Finally, other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies.
     The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$1,737	$4,043	$5,834	$10,935
Interest expense	7,211	8,187	22,545	19,411
Income tax expense	1,153	2,606	3,716	6,752
Depreciation and amortization expense	7,294	6,422	21,184	13,945

EBITDA	$17,395	$21,258	$53,279	$51,043

     Note that depreciation and amortization expense shown in the schedule above excludes amortization of debt issuance costs, which is included in interest expense.
The following is a reconciliation of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net cash flow from operating activities	$30,055	$8,616	$42,365	$(5,360)
Interest expense	7,211	8,187	22,545	19,411
Income tax expense	1,153	2,606	3,716	6,752
Deferred tax provisions	5,794	1,977	5,737	3,924
Gain (loss) on sale of fixed assets	(110)	11	(178)	12
Stock-based compensation	(693)	(1,099)	(2,015)	(3,121)
Changes in operating assets and liabilities	(26,015)	960	(18,891)	29,425

EBITDA	$17,395	$21,258	$53,279	$51,043

Earnings and Performance Summary
     As noted above, the results for 2008 shown above and discussed in the following section reflect the impact of our above-noted 2007 Acquisitions, and therefore are not comparable to the results for the first nine months of 2007 which do not include the entire impact of the 2007 Acquisitions, which occurred subsequent to the first quarter of 2007.
     For the quarter, we generated net income of $1.7 million ($0.10 per diluted share) in 2008, as compared to $4.0 million ($0.24 per diluted share) for the third quarter of 2007. For the first nine months of 2008, we generated net income of $5.8 million ($0.35 per diluted share), as compared to $10.9 million ($0.65 per diluted share) for the first nine months of 2007. Net income for these periods was impacted by certain significant items. The magnitude of such items may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. Accordingly, we consider the aggregate impact of these items, along with reported results, in evaluating our financial performance. Our results for the third quarter and first nine months of 2008 included $2.5 million ($1.5 million after tax or $0.09 per diluted share) and $5.5 million ($3.3 million after tax or $0.20 per diluted share), respectively, in restructuring charges primarily incurred in connection with the integration of our 2007 Acquisitions, as further discussed below. Restructuring costs were negligible in the third quarter of 2007, and totaled $0.6 million ($0.4 million after tax or $0.02 per diluted share) for the first nine months of 2007. In addition, our results for 2008 included the negative impact of a non-cash charge in the amount of $1.6 million ($1.0 million after tax or $0.06 per diluted share) recorded in the third quarter to fully reserve for an insurance receivable first recorded in 2005 related to an inventory theft which occurred that same year, as further discussed below. The following summarizes the impact of the above-described items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Earnings per diluted share	$0.10	$0.24	$0.35	$0.65
Less impact of:
Restructuring charges	0.09	—	0.20	0.02
Insurance recovery allowance	0.06	—	0.06	—

Earnings per diluted share excluding above items	$0.25	$0.24	$0.61	$0.67

     Excluding the above-noted items, our earnings for the third quarter and first nine months of 2008, as compared to same periods last year, largely reflect increased operating income within our Distribution segment, offset by lower operating income within our OEM segment. Segment results are discussed in further detail below within the “Segment Results” section. For the third quarter of 2008, in addition to the favorable impact of increased operating income generated within our Distribution segment, our earnings also benefited from lower interest costs, given lower average interest rates and a reduction in our outstanding debt levels. We have reduced our long-term debt (including current portion) by approximately $36.6 million from December 31, 2007, as further discussed within the “Liquidity and Capital Resources” section.
     For the first nine months of 2008, our operating results include the impact of increased interest expense recorded during the first quarter of 2008, as compared to the first quarter of 2007, as well as higher depreciation and amortization expense recorded during the first nine months of 2008, as compared to the same period last year. These increased expenses are a function of our 2007 Acquisitions, which occurred subsequent to the first quarter of 2007. As a result, our results for 2008 reflect a full nine months’ of interest expense associated with acquisition-related debt, as well as the impact of amortization and depreciation expense related to applying purchase accounting to such acquisitions, whereas our 2007 results do not include a full nine months’ impact from such items.
     As in previous quarters this year, our third quarter Distribution segment results benefited from the expansion of our customer base brought about by our 2007 Acquisitions, while we experienced overall lower demand from existing customers. Our OEM segment also experienced lower overall demand, with the rate of sales volume declines (measured in total pounds shipped) accelerating during the third quarter. Total OEM sales volume declined 18.1% for the quarter, as compared to the same quarter last year, and declined 3.7% versus the second quarter of 2008. These declines reflect what we believe is the combined impact of increased indicators of recessionary conditions in the third quarter, as well as continued general market uncertainty which has been prevalent during all of 2008. We believe these factors are likely to continue during the last quarter of 2008 and in 2009.

     In the midst of the difficult current market conditions, which we believe will continue to be very challenging during the remainder of 2008 and in 2009, both our immediate and longer-term success is contingent upon our successfully completing the integration of our 2007 Acquisitions, effectively managing our balance sheet, costs and production scheduling, right-sizing our production capabilities and capacity, as well as focusing on profitably serving our existing customer base. In this regard, as noted above, we have reduced our debt levels by $36.2 million during the year, in part as the result of management’s efforts to lower working capital requirements, particularly inventory levels. We have also made significant progress toward fully integrating our 2007 Acquisitions, as further detailed in the “Restructuring and Integration of 2007 Acquisitions” section that follows. In addition, as we have previously indicated, and as discussed in the OEM financial operations review section below, we have worked to adjust our pricing and rationalize our customer base within our OEM segment to mitigate the impact of increased raw material costs on our profitability. We have met with some level of success in this area, but anticipate losing some level of OEM sales in 2009 as a result of these efforts. Reduced sales volumes in this segment will require us to review and adjust our related asset base and capacity accordingly. In this regard, during September we announced a workforce reduction at our Oswego, New York facility, as further discussed in the “Restructuring and Integration of 2007 Acquisitions” section that follows. Furthermore, in October of 2008, we announced internally a series of separate planned workforce reductions affecting primarily our El Paso, Texas facilities, as well as our corporate office in Waukegan, Illinois. These plans include the elimination of approximately 160 positions over the remainder of 2008 and into 2009. The final number of positions to be eliminated, expense and timing of such actions are contingent upon both the final results of our efforts relative to our OEM customer base and our performance during the remainder of 2008. As of September 30, 2008, we had eliminated approximately 270 positions since the start of 2008, including those positions eliminated as a result of integrating our 2007 Acquisitions and changes in current macro-economic conditions.
Restructuring and Integration of 2007 Acquisitions
     We incurred restructuring costs of $2.5 million and $5.5 million during the third quarter and first nine months of 2008, respectively, primarily in connection with the on-going integration of our 2007 Acquisitions. Restructuring charges expensed during the first nine months of 2008 included $3.7 million in equipment relocation costs, $0.4 million in employee severance and relocation costs and $1.4 million in other exit costs. As noted above, we initiated a workforce reduction at our Oswego, New York manufacturing facility during the third quarter of 2008 which resulted in the recognition of a $0.3 million charge for severance and related benefits to be paid to effected employees at this facility. These reductions were made as the result of a decision to transition copper fabrication activities from the Oswego plant to our Bremen, Indiana facility.
     During 2008, we have completed many aspects of the integration of our 2007 Acquisitions. We completed the integration of the Woods acquisition, incorporating this business into our core operations and eliminating separate corporate and distribution functions. We have also made significant progress on the previously announced plan to consolidate three of our distribution facilities (located in Indianapolis, Indiana; Gurnee, Illinois; and Waukegan, Illinois) into a single leased distribution facility which we opened in April 2008 in Pleasant Prairie, Wisconsin. In addition, we continued the execution of our integration strategy for a number of the manufacturing and distribution facilities we acquired as part of the Copperfield acquisition. This plan includes the consolidation and closure of Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, primarily into operations at one modern new facility in El Paso, Texas. As a result, we have ceased manufacturing operations at the Avilla, Indiana; Nogales, Arizona; and within our Zaragosa Road facility in El Paso, Texas. The building and property associated with both the Avilla and Zaragosa facility are owned and have been classified as assets held for sale in the accompanying condensed consolidated balance sheet at September 30, 2008.
     In addition to those exit costs classified as restructuring charges within our condensed consolidated income statements for the three and nine months ended September 30, 2008, we have also incurred costs associated with certain exit activities conducted relative to facilities and other resources acquired as part of our 2007 Acquisitions, with such costs being reflected as a component of purchase accounting for these acquisitions. These amounts are detailed in Note 4 to our condensed consolidated financial statements included herein.

     We expect to incur between $6.0 million and $7.0 million in restructuring charges in 2008 for such activities. The ultimate amount of cash expended relative to such efforts is dependent on various factors including the timing of the sale of owned properties and the amount of proceeds received. We expect the majority of these integration activities to be complete by the end of 2008, with the expectation that the changes will result in annual cash savings of approximately $3.0 million in 2009 and subsequent years.
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
     Net sales — Net sales for the quarter were $270.7 million compared to $253.5 million for the third quarter of 2007, an increase of $17.2 million or 6.8%. For the quarter, our total sales volume (measured in total pounds shipped) increased 9.4% compared to the third quarter of 2007. This increase in total sales volume was driven by a 32.1% increase in total sales volume within our Distribution segment, due primarily to the expansion of our customer base within this segment brought about by our 2007 Acquisitions, partially offset by an 18.1% decline in total sales volume within our OEM segment, primarily reflecting decreased demand from existing customers within the OEM segment. Average COMEX copper prices for the third quarter of 2008 were largely consistent with the same quarter last year. The daily selling price of copper cathode on the COMEX averaged $3.45 per pound during the third quarter of 2008, a decrease of 0.9% from the average of $3.48 per pound for the third quarter of 2007.
     Gross profit — We generated $29.9 million in total gross profit for the quarter, as compared to $29.2 million in the third quarter of 2007. For the quarter, gross profit within our Distribution segment increased, partially offset by lower gross profit within our OEM segment, as further discussed in the segment-level discussions that follow. In addition, our gross margin for the third quarter of 2008 was favorably impacted by gains recorded on copper-based futures contracts used as hedges designed to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. In total, we recognized approximately $2.8 million in gains on such derivative contracts during the third quarter of 2008. Our gross profit as a percentage of net sales (“gross profit rate”) for the third quarter of 2008 was 11.0%, as compared to 11.5% for the third quarter of 2007, with the decrease largely a function of a decline in our OEM gross profit rate, as discussed in the OEM segment review that follows.
     Selling, engineering, general and administrative (“SEG&A”) expenses — We incurred total SEG&A expense of $14.2 million for the third quarter of 2008, as compared to $11.8 million for the third quarter of 2007. Our SEG&A as a percentage of total net sales increased to 5.3% for the third quarter of 2008, as compared to 4.6% for the third quarter of 2007. SEG&A expense for the third quarter of 2008 included a non-cash charge of $1.6 million for an allowance established during the third quarter of 2008 relative to an insurance claim we filed for thefts which occurred in 2005 at our manufacturing facility in Miami Lakes, Florida, which we have since closed. During the third quarter of 2008, as a result of failing to secure satisfactory settlement of the matter with our insurers, we commenced legal action in regard to this matter and recorded an allowance for the related insurance receivable. Excluding the impact of this non-cash charge, SEG&A expense for the third quarter of 2008 was $12.6 million, as compared to $11.8 million for the third quarter of 2007, with the $0.8 million increase primarily reflecting higher expenses across a number of non-payroll selling and marketing expense categories. Excluding the same $1.6 million non-cash charge, SEG&A as a percentage of total net sales was 4.7% for the third quarter of 2008, which was largely consistent with a SEG&A percentage of sales of 4.6% for the third quarter of 2007.
     Intangible amortization expense — Intangible amortization expense for the third quarter of 2008 was $3.1 million, as compared to $2.5 million for the third quarter of 2007, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. These intangible assets are amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed, and this methodology is the reason for the above-noted increase in amortization expense.
     Restructuring charges — Restructuring charges for the three months ended September 30, 2008 were $2.5 million, as compared to $0.1 million for the third quarter of 2007. For the third quarter of 2008, these expenses were primarily incurred in connection with the above-described integration of Copperfield facilities. For the third quarter of 2007, these expenses were the result of 2006 closure of our Siler City, North Carolina facility.
     Interest expense — We incurred $7.2 million in interest expense for the third quarter of 2008, as compared to $8.2 million for the three months ended September 30, 2007. The decline in net interest expense was due primarily to lower borrowings and interest rates.

     Income tax expense — Income tax expense was $1.2 million for the quarter, as compared to $2.6 million for the third quarter of 2007, with the decrease primarily attributable to lower pre-tax income in the third quarter of 2008, as compared to the third quarter of 2007.
Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
     Net sales — Net sales for the nine months ended September 30, 2008 were $790.8 million compared to $609.9 million for the nine months ended September 30, 2007, an increase of $180.9 million or 29.7%. For the nine months ended September 30, 2008, our total sales volume (measured in total pounds shipped) increased 27.7% compared to the nine months ended September 30, 2007. The increases in net sales and total sales volume was primarily due to the expansion of our customer base brought about by our 2007 Acquisitions, which occurred after the first quarter in 2007. As a result of the timing of such Acquisitions, the magnitude of the sales increases recorded for the first nine months of 2008 is greater than the sales increases we recorded during the third quarter of 2008, as compared to the same periods last year. In addition, our year-to-date sales amount reflects the impact of increased copper prices for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The daily selling price of copper cathode on the COMEX averaged $3.59 per pound during the nine months ended September 30, 2008, an increase of 11.5% from the average of $3.22 per pound for the nine months ended September 30, 2007.
     Gross profit — We generated $87.0 million in total gross profit for the nine months ended September 30, 2008, as compared to $74.0 million for the nine months ended September 30, 2007. The increase in gross profit dollars primarily reflects the impact of increased volume brought about by our 2007 Acquisitions, partially offset by lower second and third quarter gross profit realized within our OEM segment in 2008, as compared to the same periods last year. Our gross profit rate for the first nine months of 2008 was 11.0% compared to 12.1% for the first nine months of 2007, with the decline largely a function of a decline in our OEM segment gross profit rate, as noted above. In addition, as we have noted in previous quarters, as a result of the expansion of our customer base from the 2007 Acquisitions, we now have a significant portion of our business where our products are priced to earn a fixed dollar margin, which causes gross profit rates to compress in higher copper price environments, as was the case in the nine months ended September 30, 2008. Such customers are primarily within our OEM segment.
     Selling, engineering, general and administrative (“SEG&A”) expenses — We incurred total SEG&A expense of $40.5 million for the nine months ended September 30, 2008, as compared to $31.2 million for the nine months ended September 30, 2007. As noted above, SEG&A expense for the first nine months of 2008 included a $1.6 million charge recorded during the third quarter of 2008 related to an insurance recoverable receivable for a 2005 inventory theft at our Miami Lakes, Florida manufacturing facility. Excluding this charge, SEG&A expense for the first nine months of 2008 was $38.9 million, an increase of $7.7 million as compared to the first nine months of 2007. The $7.7 million increase reflects, in part, the impact of additional payroll-related expense as a result of 2007 Acquisitions, which have increased our sales and administrative headcounts. Such payroll-related expenses accounted for approximately $3.7 million of the total increase, with the remaining $4.0 million increase reflecting higher expenses across a number of general and administrative expense areas. Our SEG&A as a percentage of total net sales was 5.1% for both the nine months ended September 30, 2008, and nine months ended September 30, 2007. Excluding the impact of the above-noted $1.6 million non-cash charge, our SEG&A rate for the first nine months of 2008 was 4.9%, reflecting the impact of increased expense leverage realized during the first quarter of 2008, as our fixed costs were spread over a higher net sales base given both increased copper prices and the impact of 2007 Acquisitions, which occurred after the first quarter of 2007. This favorable impact on our SEG&A rate was partially offset by increased expenses incurred in the second and third quarters of 2008, as discussed above.
     Intangible amortization expense — Intangible amortization expense for the nine months ended September 30, 2008 was $8.9 million, as compared to $5.1 million for the nine months ended September 30, 2007. The increase primarily reflects additional amortization expense recorded in the current year given the 2007 Acquisitions, which occurred after the first quarter of 2007.
     Restructuring charges — Restructuring charges for the nine months ended September 30, 2008 were $5.5 million, as compared to $0.6 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, these expenses were primarily incurred in connection with the integration of Copperfield facilities. For the nine months ended September 30, 2007, these expenses were the result of 2006 closure of our Siler City, North Carolina facility.
     Interest expense — We incurred $22.5 million in interest expense for the nine months ended September 30, 2008, as compared to $19.4 million for the nine months ended September 30, 2007. The increase in net interest expense was due primarily to additional expense related to the 2007 Notes and increased borrowings under our Revolving Line of Credit, both due to 2007 Acquisitions, which occurred subsequent to the first quarter of 2007.

     Income tax expense — Income tax expense was $3.7 million for the nine months ended September 30, 2008, as compared to $6.8 million for the nine months ended September 30, 2007, with the decrease primarily attributable to lower levels of pre-tax income in 2008, as compared to 2007.
Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales. We have recast the 2007 data shown below to be reflective of our new segment presentation.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
							(In thousands)
Net Sales:
Distribution	$188,384	69.6%	$152,599	60.2%	$528,886	66.9%	$410,213	67.3%
OEM	82,328	30.4	100,854	39.8	261,889	33.1	199,654	32.7

Total	$270,712	100.0%	$253,453	100.0%	$790,775	100.0%	$609,867	100.0%

Operating Income:
Distribution	$18,961	10.1%	$15,044	9.9%	$51,872	9.8%	$40,046	9.8%
OEM	264	0.3	4,086	4.1	3,730	1.4	6,795	3.4

Total segments	19,225		19,130		55,602		46,841
Corporate	(9,180)		(4,292)		(23,439)		(9,714)

Consolidated operating income	$10,045	3.7%	$14,838	5.9%	$32,163	4.1%	$37,127	6.1%

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
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
Distribution Segment
     For the quarter, net sales were $188.4 million, as compared to $152.6 million for the third quarter of 2007, an increase of $35.8 million, or 23.5%. For the quarter, our total sales volume (measured in total pounds shipped) increased 32.1% compared to the third quarter of 2007. As noted above in our discussion of consolidated results, these increases were due primarily to an increase in our customer base as a result of our 2007 Acquisitions. We have experienced lower sales demand from existing customers within our Distribution segment, which we believe reflects a general slow down in demand given the current economic environment.

     Operating income was $19.0 million for the third quarter of 2008, as compared to $15.0 million for the third quarter of 2007, an increase of $4.0 million, primarily reflecting the above-noted impact of increased sales levels in 2008, and to a lesser degree, an improvement in our operating income as a percentage of segment net sales (“segment operating income rate”). Our segment operating income rate was 10.1% for the quarter, as compared to 9.9% for the same period last year.
OEM Segment
     For the quarter, net sales were $82.3 million compared to $100.9 million for the third quarter of 2007, a decrease of $18.6 million, or 18.4%. As noted above in our discussion of consolidated results, this decrease in net sales was largely attributable to a decline in total sales volume. For the quarter, our total sales volume within our OEM segment declined 18.1%, as compared to the third quarter of 2007, largely reflecting decreased demand from our existing customers.
     Operating income was $0.3 million for the third quarter of 2008, as compared to $4.1 million for the third quarter of 2007, a decline of $3.8 million. This decline was driven by a decline in our OEM segment gross profit, which we believe reflects, in part, the impact of lower sales demand, as well as lower gross profit, which in part reflects our inability to timely pass on inflationary raw material cost increases to our customers within this segment. As noted above, given the current economic environment and lower overall demand levels, we anticipate potentially losing sales volume in 2009 as we work to mitigate the impact of increased material costs on our gross profit by adjusting the prices for our products.
Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
Distribution Segment
     For the nine months ended September 30, 2008, net sales were $528.9 million, as compared to $410.2 million for the nine months ended September 30, 2007, an increase of $118.7 million, or 28.9%. As noted above in our discussion of consolidated results for the nine months ended September 30, 2008, this increase was due primarily to an increase in our customer base as a result of our 2007 Acquisitions which occurred subsequent to the first quarter of 2007, and increased copper prices in 2008, as compared to the same period last year, which resulted in price increases and thereby increased our total net sales. For the nine months ended September 30, 2008, our total sales volume (measured in total pounds shipped) increased 26.8% compared to the first nine months of 2007. The increase in volume primarily reflects the impact of the above-noted 2007 Acquisitions.
     Operating income was $51.9 million for the nine months ended September 30, 2008, as compared to $40.0 million for the nine months ended September 30, 2007, an increase of $11.9 million, primarily reflecting the above-noted impact of increased sales levels in 2008, most notably during the first quarter.
OEM Segment
     For the nine months ended September 30, 2008, net sales were $261.9 million compared to $199.7 million for the nine months ended September 30, 2007, an increase of $62.2 million, or 31.1%. As noted above, this increase was due primarily to an increase in our customer base as a result of our 2007 Acquisitions that occurred in 2007 after the first quarter, and increased copper prices in 2008, as compared to the same period last year, which resulted in price increases and thereby increased our total net sales. For the nine months ended September 30, 2008, our total sales volume increased 29.1% as compared to the nine months ended September 30, 2007. The increase in volume primarily reflects the impact of our 2007 Acquisitions. As noted above, our total sales volume declined 18.1% for the third quarter of 2008, as compared to the third quarter of 2007.
     Operating income was $3.7 million for the nine months ended September 30, 2008, as compared to $6.8 million for the nine months ended September 30, 2007, a decline of $3.1 million, primarily reflecting the impact of the above-noted decline in sales levels and gross profit in the third quarter of 2008. For the nine months ended September 30, 2008, the decline in our segment gross profit rate compared to the first nine months of 2007 reflects, in part, the above-noted impact of inflationary raw materials cost increases, as well as a shift in sales mix that occurred during the first quarter of 2008, as compared to the same quarter of 2007. Additionally, our segment gross profit rate for the first quarter of 2008 included the impact of our 2007 Acquisitions, which occurred after the first quarter of 2007, and which resulted in us having a significant portion of our business tied to products priced to earn a fixed dollar margin, which causes gross profit rates to compress in higher copper price environments, as was the case in the first quarter and nine months of 2008.

Liquidity and Capital Resources
Debt
     The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of	As of
	September 30,	December 31,
	2008	2007
Revolving credit facility	$88,250	$123,438
Senior notes	242,509	242,980
Capital lease obligations	531	782
Other long-term debt	—	641

Total long-term debt, including current portion	$331,290	$367,841

Revolving Credit Facility
     Our five-year Revolving Credit Facility, which expires in April 2012, is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity.
     Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10.0 million in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $200.0 million or (2) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10.0 million sublimit for letters of credit. At September 30, 2008, we had $93.2 million in remaining excess availability.
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
     The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. We are also prohibited from making prepayments on the Senior Notes, except for scheduled payments required pursuant to the terms of such Senior Notes. In addition to maintaining a minimum of $10.0 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. We maintained greater than $30.0 million of monthly excess availability during the third quarter of 2008.
     On November 1, 2007, the Revolving Credit Facility was amended to allow for our acquisition of Woods. The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25.0 million. As of September 30, 2008, we were in compliance with all of the covenants of our Revolving Credit Facility.
9.875% Senior Notes

     At September 30, 2008, we had $240.0 million in aggregate principal amount of 9.875% senior notes outstanding, all of which mature on October 1, 2012 (the “Senior Notes”). As noted above, the Senior Notes include the $120.0 million aggregate principal amount of 2007 Notes issued in connection with our acquisition of Copperfield. The 2007 Notes are governed by the same indenture (the “Indenture”) and have substantially the same terms and conditions as our $120.0 million aggregate principal of 9.875% senior notes issued in 2004 (the “2004 Notes”).
     The Indenture includes a covenant that prohibits us from incurring additional indebtedness (other than certain permitted indebtedness, including but not limited to the maximum availability under our Revolving Credit Facility), unless our consolidated fixed charge coverage ratio is greater than 2.0 to 1.0.
     As of September 30, 2008, we were in compliance with all of the covenants of our Senior Notes.
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
     If we experience a deficiency in earnings with respect to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows from operations and borrowings under the Revolving Credit Facility. If cash flows generated from our operations, together with borrowings under our Revolving Credit Facility, are not sufficient to fund our operations, debt service and capital expenditures and we need to seek additional sources of capital, the limitations on our ability to incur debt contained in the Revolving Credit Facility and the Indenture relating to our Senior Notes could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay or forego capital spending or other corporate initiatives, such as the development of products, or acquisition opportunities. Due to the length of time to maturity remaining on our Senior Notes and Revolving Credit Facility and the availability remaining under our Revolving Credit Facility, we expect we will have the liquidity necessary to satisfy our business needs in the foreseeable future unless the recent credit crisis worsens or persists for a protracted period of time.
     Net cash provided by operating activities for the nine months ended September 30, 2008 was $42.4 million compared to net cash used by operating activities of $5.4 million for the nine months ended September 30, 2007. The primary factors contributing to the increase in cash provided by operating activities for the first nine months of 2008 compared to the same period of 2007 were: (1) a $42.4 million increase in cash provided from inventories due to decreased quantities; and (2) a $10.8 million decrease in accounts receivable due to timing of collections, partially offset by a $9.6 million reduction in cash provided by accrued liabilities. The average price of COMEX copper was $2.19 in October 2008. To the extent copper prices remain at relatively lower levels for an extended period our working capital requirements are reduced. We believe such an environment, in concert with efforts to reduce inventory levels and rationalize certain customer relationships within our OEM business could further improve our cash flows from operations by the end of 2008.
     Net cash used in investing activities for the nine months ended September 30, 2008 was $11.6 million due primarily to capital expenditures.
     Net cash used in financing activities for the nine months ended September 30, 2008 was $36.2 million primarily due to decreased borrowings under our Revolving Credit Facility.

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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. SFAS No. 157 was required to be adopted by us in the first quarter of 2008 for financial assets and is effective in the first quarter of 2009 for non-financial assets. Our adoption of SFAS No. 157 in the first quarter of 2008 did not have a material impact on our financial position, results of operations or cash flows.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of 2009, noncontrolling interests will be classified as equity in the consolidated financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. We do not currently have any minority interest components at any of our subsidiaries, and we do not anticipate the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect that this standard will have a material impact on its results of operations, financial position or cash flows.
     In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for us in the first quarter of 2009. We are currently assessing the impact, if any, of FSP No. 142-3 on our results of operations, financial position and cash flows.
     In May 2008, the FASB issued Statement issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The accounting and disclosure requirements of the this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. We do not operate as an insurance enterprise with financial guaranteed insurance contracts and do not anticipate the adoption of SFAS No. 163 will have a material impact on our consolidated financial statements.

     There were no significant changes to our critical accounting policies during the third quarter of 2008.
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
     Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivatives, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability, and record changes in the fair value of such contracts within cost of goods sold as they occur. At September 30, 2008, we had contracts with an aggregate fair value of $1.3 million to sell 2.8 million pounds of copper in December 2008. A hypothetical adverse movement of 10% in the price of copper at September 30, 2008, with all other variables held constant, would have resulted in a loss in the fair value of our commodity futures contracts of approximately $0.5 million as of September 30, 2008.
     Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. As of September 30, 2008, approximately 27% of our debt was variable rate, comprised of our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or LIBOR. Based on the amount of our variable rate borrowings at September 30, 2008, which totaled approximately $88.3 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $0.9 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
ITEM 4. Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

COLEMAN CABLE, INC. (Registrant)
Date: November 6, 2008	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: November 6, 2008	By	/s/ Richard N. Burger
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description

2.0 —	Equity Interest Purchase Agreement dated as of March 11, 2007, among Coleman Cable, Inc., the Copperfield Sellers defined therein and, solely with respect to Section 10.10 thereof, the additional signatures thereto; incorporated herein by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2007.

2.1 —	Purchase Agreement, dated as of November 1, 2007, by and among Coleman Cable, Inc., Woods Industries, Inc., Woods Industries (Canada) Inc. and Katy Industries, Inc., incorporated by reference herein to our Current Report on Form 8-K filed on November 2, 2007.

3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2008.

4.1 —	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.2 —	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.

4.3 —	Registration Rights Agreement, dated October 11, 2006 between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.4 —	Shareholders Agreement, dated October 11, 2006 between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.5 —	Registration Rights Agreement dated April 2, 2007 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on July 13, 2007.

10.1 —	Amended and Restated Credit Agreement dated as of April 2, 2007 among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.2 —	First Amendment to Amended and Restated Credit Agreement dated as of November 1, 2007 by and among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form 8-K filed on November 2, 2007.

10.3 —	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Item No.	Description

10.4 —	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and G. Gary Yetman, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.5 —	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Richard N. Burger, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.6 —	Amended and Restated Employment Agreement, dated as of September 1, 2006 by and between Coleman Cable, Inc. and Jeffrey D. Johnston, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.7 —	Long-Term Incentive Plan, as amended and restated on April 30, 2008, incorporated herein by reference to our Proxy Statement filed on April 3, 2008.

10.8 —	Form of Non-Qualified Stock Option Agreement Under the Long-Term Incentive Plan, incorporated herein by reference to our Form- S-1 filed on November 16, 2006.

10.9 —	Indemnification Agreement, dated as of November 13, 2007, by and between Coleman Cable, Inc. and Morgan Capital LLC, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.10 —	Lease by and between Copperfield, LLC and DJR Ventures, LLC dated as of February 1, 2008, incorporated herein by reference to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.