Form 10-K
period 2008-12-31
Coleman Cable, Inc.
filed 2009-03-13
CIK 1323653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008,
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $89,206,906.

Common shares outstanding as of March 6, 2009 16,786,895

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on April 30, 2009.

TRADEMARKS

Our trademarks, service marks and trade names referred to in this report include American Contractor®, Barontm, Booster-in-a-Bag®, CCI®, Clear Signaltm, Coilex®, Copperfield®, Cool Colorstm, Corra/Clad®, Luma-Site®, Maximum Energy®, Oswego Wiretm, Plencote®, Polar-Flextm, Polar-Rig 125(R), Polar Solar®, Power Station®, Push-Locktm, Quadnector®, Road Power®, Royal®, Seoprene®, Signal®, Tri-Source®, Trinector®, Woods® and X-Treme Boxtm, among others.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors,” and elsewhere in this report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	further adverse changes in general economic and capital market conditions;

•	changes in the demand for our products by key customers;

•	changes in the cost of labor or raw materials, including PVC and fuel;

•	failure of customers to make expected purchases, including customers of acquired companies;

•	failure to identify, finance or integrate acquisitions;

•	failure to accomplish integration activities on a timely basis;

•	failure to achieve expected efficiencies in our manufacturing consolidations and integration activities;

•	unforeseen developments or expenses with respect to our acquisition, integration and consolidation efforts; and

•	other risks and uncertainties, including those described under “Risk Factors.”

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

Company History

We were incorporated in Delaware in 1999. The majority of our operations prior to our 2007 acquisitions, as discussed below, came from Coleman Cable Systems, Inc., our predecessor company, which was formed in 1970 and which we acquired in 2000. G. Gary Yetman, our President and Chief Executive Officer, joined our predecessor in 1986, and Richard N. Burger, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, joined our predecessor in 1996.

In March 2007, we registered 16.8 million shares of our common stock pursuant to a registration rights agreement we had executed in 2006 with our principal shareholders in connection with a private placement of our common stock, as further discussed in Note 10 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document. Upon completion of this registration in March 2007, our common stock became listed on the NASDAQ Global Market under the symbol “CCIX.”

2007 Acquisitions

We made two significant acquisitions during 2007 (collectively, the “2007 Acquisitions”) which significantly increased our scale. In April 2007, we acquired 100% of the outstanding equity interests of Copperfield, LLC (“Copperfield”) for $215.4 million, including acquisition-related costs and working capital adjustments. At the time of our acquisition, Copperfield was one of the largest privately-owned manufacturers and suppliers of electrical wire and cable products in the U.S., with annual sales in excess of $500 million. Then in November 2007, we acquired the electrical products business of Katy Industries, Inc. (“Katy”), which operated in the U.S. as Woods Industries, Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada”), collectively referred to herein as Woods (“Woods”). The principal business of Woods was the design and distribution of consumer electrical cord products, sold principally to national home improvement, mass merchant, hardware and other retailers. We purchased certain assets of Woods U.S. and all the stock of Woods Canada for $53.8 million, including acquisition-related costs and working capital adjustments. The acquisition of Woods, which at the time of our acquisition had annual sales of approximately $200 million, has both expanded our U.S. business and enhanced our market presence and penetration in Canada.

Results of operations for the 2007 Acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Accordingly, our 2007 consolidated operating results reflect approximately nine months of Copperfield activity: April 2, 2007 to December 31, 2007, and one month of Woods activity: November 30, 2007 to December 31, 2007. See further discussion within Part II, Item 7 and in Note 2 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document.

We financed the above acquisitions primarily with proceeds received from the issuance of debt and borrowings under our revolving credit facility, thereby significantly increasing our total outstanding debt in 2007. See further discussion within the “Liquidity and Capital Resources” section in Part II, Item 7 of this document.

Business Overview

We produce products across four primary product lines: (1) industrial wire and cable, including portable cord, machine tool wiring, welding and mining cable and other power cord products; (2) electronic wire, including telephone, security and coaxial cable, thermostat wire and irrigation cable; (3) assembled wire and cable products, including extension cords, booster and battery cable, lighting products and surge and strip products; and (4) fabricated bare wire, including stranded, bunched, and single-end copper, copper clad steel and various copper alloy wire.

The core component of most of our products is copper wire which we draw from copper rod into a variety of gauges of both solid and stranded copper wires. We use a significant amount of the copper wire that we produce as an input into the production of our finished wire and cable products, while the remainder of our copper wire production is sold in the form of bare copper wire (in a variety of gauges) to external OEMs and wire and cable producers. In the majority of our wire and cable products, a thermoplastic or thermosetting insulation is extruded over the bare wire (in a wide array of compounds, quantities, colors and gauges) and then cabled (twisted) together with other insulated wires. An outer jacket is then extruded over the cabled product. This product is then coiled or spooled and packaged for sale or processed further into a cable assembly.

Our business is organized into two reportable segments: (1) Distribution, and (2) OEM. We sell products from all of our four product lines across each of our business segments. We classify our business segments based upon the end markets that they serve. Within these two reportable segments, we sell our products into multiple channels, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air conditioning and refrigeration (“HVAC/R”), irrigation, industrial/contractor, security/home automation, recreation/transportation, copper fabrication, retail and automotive.

More detailed information regarding our primary product lines and segments is set forth below within the “Product Overview” and “End Market Overview” sections, as well as within Note 15 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document.

Industry and Competitive Overview

The wire and cable industry is mature and though it has experienced significant consolidation over the past few years, it remains fragmented, characterized by a large number of competitors. The market segments in which we compete are highly competitive, with numerous competitors, many of whom are large, well-established companies with greater financial resources. Each of our product lines competes with at least one major competitor; however, due to the diversity of our product offering, most of our competitors do not offer the entire spectrum of our product lines. Many of our products are made to industry specifications and, therefore, may be interchangeable with our competitors’ products. We compete with other suppliers based on factors such as breadth of product offering, inventory availability, delivery time, price, quality, customer service and relationships, brand recognition and logistics capabilities. We believe we can compete effectively on the basis of each of these factors.

As noted above, copper comprises one of the major components for cable and wire products. Cable and wire manufacturers are generally able to pass through changes in the cost of copper to customers. However, there can be timing delays of varying lengths for implementing price changes depending on the type of product, competitive conditions, particular customer arrangements and inventory management. The cost of our products typically comprises a relatively small component of the overall cost of end products produced by customers in each of our end markets. As a result, our customers are generally less sensitive to marginal fluctuations in the price of copper as our products make up a relatively small portion of their overall purchases. However, when copper prices drop significantly over a relatively short period of time, as was the case in late 2008, it becomes more difficult to delay the impact of such declines on product pricing. Additionally, when overall sales demand declines within our end markets, as was also the case in late 2008, there can be incremental competitive pricing pressure due to significant underutilized capacity within the supplier industry.

Product Overview

Net sales across our four major product lines were as follows:

Net Sales by Groups of Products	2008	2007	2006
	(In thousands)

Industrial Wire and Cable	$293,250	$312,105	$199,804
Electronic Wire	381,227	402,146	124,788
Assembled Wire and Cable Products	261,313	120,940	83,400
Fabricated Bare Wire	37,178	28,953	15,366

Total	$972,968	$864,144	$423,358

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

Segment Overview

As noted above, we classify our business into two reportable segments: (1) Distribution and (2) OEM. Our reportable segments are a function of the customer type or end markets each respective segment serves and how we are organized internally to market to such customer groups and measure our financial performance. The Distribution segment serves customers in distribution businesses, who are resellers of our products, while our OEM segment serves OEM customers, who generally purchase more tailored products which are used as inputs into subassemblies of manufactured finished goods. Financial data for our business segments is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net sales:
Distribution	$670,740	$576,602	$394,845
OEM	302,228	287,542	28,513

Total	$972,968	$864,144	$423,358

Operating income (loss):
Distribution	$57,142	$58,439	$51,676
OEM	(3,348)	8,323	3,671

Total	53,794	66,762	55,347
Corporate	(63,927)	(14,937)	(6,787)

Consolidated operating income	$(10,133)	$51,825	$48,560

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, and intangible amortization. The Company’s segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments.

During the first quarter of 2008, we changed our management reporting structure and the manner in which we report financial results internally. These changes resulted in recognition of the above-noted reportable segments, as further discussed in Note 15 of Notes to Consolidated Financial Statements in Part II, Item 8 of this document. We have recast prior year segment information to conform to the new segment presentation.

Raw Materials

Copper is the primary raw material used in the manufacture of our products. Other significant raw materials are plastics, such as polyethylene and polyvinyl chloride (“PVC”), aluminum, linerboard and wood reels. There are a limited number of domestic and foreign suppliers of copper and these other raw materials. We typically have supplier agreements with terms of one to two years under which we may make purchases at the prevailing market price at time of purchase, with no minimum purchase requirements. Our centralized procurement department makes an ongoing effort to reduce and contain raw material costs, and as noted above, we attempt to reflect raw material price changes in the sale price of our products. From time to time, we have and may continue to employ the use of derivatives, including copper commodity contracts, including their usage in managing our costs for such materials and matching our sales terms with certain customers.

Foreign Sales and Assets

For 2008 and 2007, our consolidated net sales included a total of $42.7 million and $3.4 million, respectively, in Canada, primarily as a result of the 2007 Woods acquisition. In addition, we had a total of approximately $0.5 million in tangible long-lived assets in Canada at both December 31, 2008 and 2007. We did not have any significant sales activity or any tangible long-lived assets in Canada during 2006. In addition, we did not have any significant sales outside of the U.S. and Canada in 2008, 2007 or 2006.

Patents and Trademarks

We own a number of U.S. and foreign patents covering certain of our products. We also own a number of registered trademarks. While we consider our patents and trademarks to be valuable assets, we do not consider any single patent or trademark to be of such material importance that its absence would cause a material disruption of our business. No patent or trademark is material to either individual segment.

Seasonality and Business Cycles

Our net sales follow general business cycles. We also have experienced, and expect to continue to experience, certain seasonal trends in net sales and cash flow. Net sales are generally higher in the third and fourth quarters due to increased buying in anticipation of, and during, the winter months and holiday season.

Backlog and Shipping

Our product lines have no significant order backlog because we follow the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. We believe that the ability to fill orders in a timely fashion is a competitive factor in the markets in which we operate. As a result of historically higher demand for our products during the late fall and early winter months, in past years we have typically built up our inventory levels during the third and early fourth quarters of the year. In 2008, we limited this build-up in light of prevailing economic conditions. In addition, trade receivables arising from increased shipments made during the late fall and early winter months are typically collected during late fourth quarter and early first quarter of each year.

Employees

As of December 31, 2008, we had 1,180 employees, with approximately 22% of our employees represented by one labor union. Our current collective bargaining agreement expires December 22, 2009. We consider our labor relations to be good, and we have not experienced any significant labor disputes.

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

ITEM 1A.	Risk Factors

The current global recession and the downturn in our served markets could continue to adversely affect our operating results and stock price in a material manner.

The current global recession has caused declines in product demand, excess customer inventories, and for some products, price erosion. These factors could continue to cause substantial reductions in our revenue and results of operations as evidenced by the approximately 28 percent decrease in our net sales during the fourth quarter of 2008. In addition, during these downturns, some competitors may become increasingly aggressive in their pricing practices, which could adversely impact our gross margins. These conditions also make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities.

If we do not meet the continued listing requirements of the NASDAQ Global Market, our common stock may be delisted.

Our common stock is listed on the NADAQ Global Market (“NASDAQ”). If we do not meet NASDAQ’s continued listing requirements, including maintaining a per share price greater than $1.00, NASDAQ may take action to delist our common stock. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and potentially reducing the number of investors willing to hold or acquire our common stock.

Disruptions in the supply of copper and other raw materials used in our products could cause us to be unable to meet customer demand, which could result in the loss of customers and net sales.

Copper is the primary raw material that we use to manufacture our products. Other significant raw materials that we use are plastics, such as polyethylene and PVC, aluminum, linerboard and wood reels. There are a limited number of domestic and foreign suppliers of copper and these other raw materials. We typically have supplier agreements with terms of one to two years for our raw material needs that do not require us to purchase a minimum amount of these raw materials. If we are unable to maintain good relations with our suppliers or if there are any business interruptions at our suppliers, we may not have access to a sufficient supply of raw materials. If we lose one or more key suppliers and are unable to locate an alternative supply, we may not be able to meet customer demand, which could result in the loss of customers and net sales.

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

We are dependent upon a number of key customers, although none of our customers accounted for more than 10% of our net sales in 2008, 2007 or 2006. Our customers can cease buying our products at any time and can also sell products that compete with our products. The loss of one or more key customers, or a significant decrease in the volume of products they purchase from us, could result in a drop in our net sales and a decline in our profitability. In addition, a disruption or a downturn in the business of one or more key customers could reduce our sales and could reduce our liquidity if we were unable to collect amounts they owe us.

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

We have a significant amount of indebtedness. On December 31, 2008, we had approximately $272.8 million of indebtedness, comprised of $242.4 million related to our 9.875% Senior Notes due 2012, including an unamortized debt premium of $2.4 million (“Senior Notes”), $30.0 million of indebtedness under our credit facility, and $0.4 million of capital leases and other debt.

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

Our success has been largely dependent on the skills, experience and efforts of our senior management and key employees. The loss of any of our senior management or other key employees could result in operational inefficiencies and increased costs. We may be unable to find qualified replacements for these individuals if their services were no longer available, and, if we do identify replacements, the integration of those replacements may be disruptive to our business.

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

We recorded significant impairment charges in 2008, and if our goodwill or other intangible assets become further impaired, we may be required to recognize additional charges that would reduce our income.

We recorded significant impairment charges in 2008 relative to our goodwill and other intangible assets. Under accounting principles generally accepted in the U.S., goodwill and certain other intangible assets are not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances if events indicate that the asset values are not recoverable. A further deterioration in the macro-economic environment or other factors could necessitate an earnings charge for the impairment of goodwill or other intangible assets, which would reduce our income without any change to our underlying cash flow.

We may have difficulty finalizing the integration efforts related to the operations of Copperfield. Should we fail to complete the integration of their operations, our results of operations and profitability could be negatively impacted.

We might not be successful in finalizing the integration of Copperfield’s operations, and we might not perform as we expect. Some of the integration challenges we face include differences in corporate culture and management styles, additional or conflicting governmental regulations, disparate company policies and practices, customer relationship issues and retention of key officers and personnel. In addition, management may be required to devote an inordinate amount of time to the integration process. We cannot make assurances that we will successfully or cost-effectively integrate operations. The failure to do so could have a negative effect on results of operations or profitability. The process of integrating operations could cause some interruption of, or the loss of momentum in, the activities of one or more of our businesses.

We have incurred restructuring charges in the past and may incur additional restructuring charges in the future.

We have incurred significant restructuring costs in the past and may incur additional restructuring charges in the future. We may not be able to achieve the planned cash flows and savings estimates associated with such restructuring activities if we are unable to accomplish them in a timely manner, are unable to achieve expected efficiencies or cost savings, or unforeseen developments or expenses arise. As we respond to changes in the market and fluctuations in demand levels, we may be required to realign plant production or otherwise restructure our operations, which may result in additional and potentially significant restructuring charges.

Some of our employees belong to a labor union and certain actions by such employees, such as strikes or work stoppages, could disrupt our operations or cause us to incur costs.

As of December 31, 2008, we employed 1,180 persons, approximately 22% of whom are covered by a collective bargaining agreement, which expires on December 22, 2009. If unionized employees were to engage in a concerted strike or other work stoppage, if other employees were to become unionized, or if we are unable to negotiate a new collective bargaining agreement when the current one expires, we could experience a disruption of operations, higher labor costs or both. A strike or other disruption of operations or work stoppage could reduce our ability to manufacture quality products for our customers in a timely manner.

We may be unable to raise additional capital to meet working capital and capital expenditure needs if our operations do not generate sufficient funds to do so.

Our business is expected to have continuing capital expenditure needs. If our operations do not generate sufficient funds to meet our capital expenditure needs for the foreseeable future, we may not be able to gain access to additional capital, if needed, particularly in view of competitive factors and industry conditions. In addition, increases in the cost of copper increase our working capital requirements. If we are unable to obtain additional capital, or unable to obtain additional capital on favorable terms, our liquidity may be diminished and we may be unable to effectively operate our business.

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

We source certain raw materials and products from foreign-based suppliers. Foreign material purchases expose us to a number of risks, including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, exchange rate fluctuations, difficulties in obtaining import licenses, economic or political instability, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Although we currently manufacture the vast majority of our products in the U.S., to the extent we decide to establish foreign manufacturing facilities, our foreign manufacturing sales would be subject to similar risks. Further, imports of raw materials and products are subject to unanticipated transportation delays that affect international commerce.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2008, we owned or leased the following primary facilities:

		Approximate
Operating Facilities	Type of Facility	Square Feet	Leased or Owned

Waukegan, Illinois	Manufacturing	212,530	Owned — 77,394
			Leased — 135,136
Pleasant Prairie, Wisconsin	Warehouse	503,000	Leased
Bremen, Indiana (Insulating)	Manufacturing	43,007	Leased
Bremen, Indiana (Fabricating)	Manufacturing	124,160	Leased
Bremen, Indiana (East)	Manufacturing	106,200	Leased
Bremen, Indiana (Distribution Center)	Warehouse	48,000	Leased
North Chicago, Illinois	Manufacturing	23,277	Leased
Texarkana, Arkansas	Manufacturing, Warehouse	106,700	Owned
East Longmeadow, Massachusetts	Manufacturing, Warehouse	90,000	Leased
Oswego, New York	Manufacturing, Warehouse	115,000	Owned
Hayesville, North Carolina	Manufacturing	104,000	Owned
El Paso, Texas (Hoover Rd.)	Manufacturing, Warehouse	401,400	Leased
Lafayette, Indiana	Manufacturing, Warehouse	337,256	Owned
Waukegan, Illinois	Offices	30,175	Leased

		Approximate
Closed Facilities	Closure Year	Square Feet	Leased or Owned

Siler City, North Carolina	2006	86,000	Owned
Nogales, Arizona*	2008	84,000	Leased
El Paso, Texas (Zaragosa Rd.)*	2008	69,163	Owned
El Paso, Texas (Inglewood Rd.)*	2008	28,500	Leased
Avilla, Indiana	2008	119,000	Owned
Indianapolis, Indiana**	2008	257,600	Leased
Indianapolis, Indiana**	2008	90,400	Leased
Indianapolis, Indiana**	2008	23,107	Leased

*	These facilities, acquired as part of the Copperfield acquisition in 2007, were closed in 2008 in connection with the integration of multiple facilities into one modern facility in El Paso, Texas, opened in 2008.

**	These facilities, including the Indianapolis properties which were received as part of the Woods acquisition in 2007, were closed in 2008 and the distribution operations of such facilities consolidated within a new modern distribution center in Pleasant Prairie, Wisconsin, opened in 2008.

We are currently marketing all of our closed facilities for either sale or sublease.

Our operating properties are used to support both of our business segments. We believe that our existing facilities are adequate for our operations. We do not believe that any single leased facility is material to our operations and, if necessary, we could readily obtain a replacement facility. Our real estate assets have been pledged as security for certain of our debt.

Our principal corporate offices are located at 1530 Shields Drive, Waukegan, Illinois 60085.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a consent decree with the Environmental Protection Agency requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a site participation agreement with other PRPs for fulfillment of the requirements of the consent decree. Under the site participation agreement, we are responsible for a 9.19% share of the costs for the RD/RA. As of December 31, 2008, we had a $0.5 million accrual recorded for this liability.

Although no assurances are possible, we believe that our accruals related to environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Name	Age	Position

G. Gary Yetman	54	President, Chief Executive Officer and Director
Richard N. Burger	58	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Richard Carr	57	Executive Vice President, Operations
Michael Frigo	54	Executive Vice President, OEM Group
J. Kurt Hennelly	45	Executive Vice President, Operations
Kenneth A. McAllister	63	Executive Vice President, Distribution Group
Kathy Jo Van	44	Executive Vice President, Retail Group

Mr. Yetman joined our predecessor company in 1986 and has served as President and Chief Executive Officer and as a director of the Company since December 1999. Prior to his current role, Mr. Yetman held various senior management positions with our predecessor company and within the electrical industry. As described in the section entitled “Executive Compensation — Discussion of Summary Compensation and Grant of Plan Based Award Tables — Employment Agreements” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2009, Mr. Yetman’s employment agreement gives him the right to one director seat on the Board of Directors of the Company and each of its affiliates.

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

Mr. Carr joined the Company as CEO of Copperfield in 2007. In January 2008 he was named EVP, Operations. Prior to that, Mr. Carr was the President and Chief Executive Officer of Copperfield since co-founding the company in 1990.

Mr. Frigo joined the Company as a Senior Vice President and President of Copperfield in April 2007, and was promoted to Executive Vice President, OEM Group in January 2008. Prior to joining the Company, Mr. Frigo had been Chief Operating Officer of Copperfield since 2005. Prior to that time, Mr. Frigo was with Therm-O-Link, Inc. from 1997 to 2005 and served as Executive Vice President and Chief Operations Officer for eight years.

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

Common Stock

Our only authorized, issued and outstanding class of capital stock is our common stock. Our common stock is listed on the NASDAQ Global Market under the symbol “CCIX.” The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared:

	2008
	Sales Price		Cash
	High	Low	Dividends

First Quarter	$12.06	$7.84	$—
Second Quarter	$13.46	$10.32	$—
Third Quarter	$13.06	$8.98	$—
Fourth Quarter	$9.24	$2.85	$—

	2007
	Sales Price		Cash
	High	Low	Dividends

First Quarter*	$20.70	$15.65	$—
Second Quarter	$29.99	$20.75	$—
Third Quarter	$28.53	$10.37	$—
Fourth Quarter	$14.72	$9.27	$—

*	The Company started trading on the NASDAQ Global Market on March 1, 2007. Accordingly, no public, readily available market price information exists for our common shares prior to March 1, 2007.

As of March 6, 2009, there were 43 record holders of our common stock.

Dividends and Distributions

We do not anticipate that we will pay any dividends on our common stock in the foreseeable future as we intend to retain any future earnings to fund the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors that our board of directors deems relevant. Our credit facility and the indenture governing our Senior Notes each contain restrictions on the payment of dividends to our shareholders. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 9.875% Senior Notes.” In addition, our ability to pay dividends is dependent on our receipt of cash dividends from our subsidiaries.

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

Equity Compensation Plan Information

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2008.

Number of Securities
Remaining Available for
Future Issuance Under Equity
	Number of Securities to be		Weighted-Average	Compensation Plans
	Issued Upon Exercise of		Exercise Price of	(Excluding Securities
	Outstanding Options,		Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights		Warrants and Rights(1)	First Column)(2)

Equity Compensation Plans Approved by Security Holders	1,096,602	(3)	$14.12	1,343,398
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	1,096,602		$14.12	1,343,398

(1)	Includes weighted-average exercise price of outstanding stock options only.

(2)	Represents shares of common stock that may be issued pursuant to the Company’s Long-Term Incentive Plan adopted in 2006, as amended and restated in April 2008 (the “Plan”). Any employee of the Company or a subsidiary, or any director of the Company or a subsidiary, is eligible to receive awards under the Plan. The maximum number of shares of our common stock that may be delivered to participants and their beneficiaries under the Plan is 2,440,000 shares.

(3)	Includes both grants of stock options and time-based restricted stock.

Performance Graph

The graph below compares the change in cumulative shareholder return on our common stock as compared to that for the Russell 2000 Index for the period of March 1, 2007 through December 31, 2008. This graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, is not deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Comparison of Cumulative Return(1)

Annual Return
Percentage
2008
Coleman Cable, Inc.	(52.06)%

Russell 2000	(33.79)%

	Indexed Returns
	March 1, 2007	December 31, 2007	December 31, 2008
Coleman Cable, Inc.	100	59.06	28.31

Russell 2000	100	97.86	64.80

(1)	Assumes the value of the investment in our common stock and the Russell 2000 Index was 100 on March 1, 2007, when our common stock began to be publicly traded on the NASDAQ Global Market.

ITEM 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial information for the periods presented. The financial data as of and for each of the five years in the period ended December 31, 2008 has been derived from our audited consolidated financial statements and notes thereto.

Prior to October 10, 2006, we were treated as an S corporation for federal and state income tax purposes, with the exception of our wholly-owned C corporation subsidiary, CCI Enterprises, Inc. Accordingly, our shareholders were responsible for federal and substantially all state income tax liabilities arising out of our operations other than those conducted by our C corporation subsidiary. On October 10, 2006, the day before we consummated the 2006 Private Placement, we ceased to be an S corporation and became a C corporation and, as such, we are subject to federal and state income tax. The unaudited pro forma statement of operations data presents our pro forma provision for income taxes and pro forma net income as if we had been a C corporation for all of 2004, 2005 and 2006. In addition, the selected historical consolidated financial information and the pro forma statement of operations data reflect the 312.6079 for 1 stock split that occurred on October 10, 2006.

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

	As of and for the Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands except for per share data)

Statement of Operations Data:
Net sales	$285,792	$346,181	$423,358	$864,144	$972,968
Cost of goods sold	240,260	292.755	341,642	759,551	879,367

Gross profit	45,532	53,426	81,716	104,593	93,601
Selling, engineering, general and administrative expenses	26,475	25,654	31,760	44,258	52,227
Intangible asset amortization(1)	—	—	—	7,636	12,006
Asset impairments(2)	—	—	—	—	29,276
Restructuring charges(3)	(190)	—	1,396	874	10,225

Operating income (loss)	19,247	27,772	48,560	51,825	(10,133)
Interest expense	11,252	15,606	15,933	27,519	29,656
Loss on early extinguishment of debt	13,923	—	—	—	—
Other (income) loss, net(4)	(13)	(1,267)	497	41	2,181

Income (loss) before income taxes	(5,915)	13,433	32,130	24,265	(41,970)
Income tax expense (benefit)(5)	3,091	2,298	2,771	9,375	(13,709)

Net income (loss)	$(9,007)	$11,135	$29,359	$14,890	$(28,261)

Per Common Share Data(6):
Net income (loss) per share
Basic	$(0.76)	$0.87	$2.15	$0.89	$(1.68)
Diluted	(0.76)	0.87	2.15	0.88	$(1.68)
Weighted average shares outstanding
Basic	11,795	12,749	13,637	16,786	16,787
Diluted	11,795	12,749	13,637	16,826	16,787
Pro Forma Statement of Operations Data:
Income (loss) before income taxes	$(5,915)	$13,433	$32,130
Pro forma income tax expense (benefit)(5)	(2,362)	5,351	12,400

Pro forma net income (loss)	(3,553)	8,082	19,730

	As of and for the Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands except for per share data)

Pro Forma Per Common Share Data(6):
Pro forma net income (loss) per share
Basic	$(0.30)	$0.63	$1.45
Diluted	(0.30)	0.63	1.45
Other Financial Data:
EBITDA(7)	$10,735	$33,883	$53,497	$72,260	$16,280
Capital expenditures	4,714	6,171	2,702	6,010	13,266
Cash interest expense	6,499	14,813	15,187	23,220	29,059
Depreciation and amortization expense(8)	5,398	4,844	5,434	20,476	28,594
Net cash provided by (used in) operating activities	(10,067)	(10,340)	30,048	23,793	116,198
Net cash used in investing activities	(4,701)	(1,789)	(2,578)	(269,072)	(13,799)
Net cash provided by (used in) financing activities	(15,753)	11,153	(12,794)	239,398	(94,535)
Balance Sheet Data:
Cash and cash equivalents	$1,034	$58	$14,734	$8,877	$16,328
Working capital	62,756	90,107	115,083	230,525	116,115
Total assets	197,056	221,388	235,745	575,652	411,966
Total debt(9)	159,727	169,300	122,507	364,861	270,462
Total shareholders’ equity	2,200	13,071	77,841	95,971	69,419

(1)	Intangible asset amortization was $12.0 million and $7.6 million for 2008 and 2007, respectively, and related to the amortization of intangible assets acquired in 2007, primarily as part of the Copperfield acquisition.

(2)	Asset impairments in 2008 included: (1) $10.2 million in property, plant and equipment abandonments and impairments, primarily in our OEM segment, (2) $6.8 million in long-lived amortizable intangible asset impairments in our OEM segment, (3) $11.7 million in goodwill impairment related to our OEM segment, and (4) $0.6 million related to certain assets held for sale as of December 31, 2008. These impairment charges are further discussed and detailed within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follows.

(3)	Restructuring charges included: (i) income of $0.2 million recorded in 2004 reflecting the reversal of accruals recorded in prior years, which were deemed to no longer be necessary; (ii) $1.3 million of costs associated with the closing of the leased manufacturing and distribution facility located in Miami Lakes, Florida and $0.1 million associated with the closing of the owned facility located in Siler City, North Carolina in 2006; (iii) $0.9 million in restructuring costs recorded in 2007 related to the 2006 Miami Lakes and Siler City facility closures ($0.6 million) and integration costs related to Copperfield ($0.3 million); and (iv) $10.2 million recorded in 2008, primarily for integration costs related to Copperfield and Woods.

(4)	Other (income) loss included (i) income of $1.3 million in 2005 due to the sale of zero coupon bonds in May 2005; (ii) a loss of $0.5 million in 2006 for estimated costs accrued pursuant to the Tax Matters Agreement; and (iii) a loss of $2.3 million in 2008 primarily due to unfavorable exchange rate fluctuations related to our Canadian operations.

(5)	Prior to October 10, 2006, we were treated as an S corporation for federal and state income tax purposes, with the exception of our wholly-owned C corporation subsidiary. Accordingly, our shareholders were responsible for federal and substantially all state income tax liabilities arising out of our operations other than those conducted by our C corporation subsidiary. On October 10, 2006, the day before we consummated the 2006 Private Placement, we ceased to be an S corporation and became a C corporation and, as such, are now subject to federal and state income tax. As a result of the termination of our S corporation status, we recorded a one-time non-cash charge of approximately $0.3 million to our income tax provision to recognize the estimated amount of previously unrecognized net deferred income tax liability. Income tax expense in 2007 reflects our status as a C corporation for the entire year, compared to the expense recorded in 2006, which reflects the above-noted conversion in October 2006.

(6)	The financial data reflects the retroactive presentation of the 312.6079 for 1 stock split which occurred on October 11, 2006.

(7)	In addition to GAAP earnings, we also use earnings from continuing operations before interest, income taxes, depreciation and amortization expense (“EBITDA”) as a means to evaluate the liquidity and performance of our business, including the preparation of annual operating budgets and the determination of levels of operating and capital investments. In particular, we believe EBITDA allows us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For example, we believe the inclusion of items such as taxes, interest expense, and intangible asset amortization can make it more difficult to identify and assess operating trends affecting our business and industry. We also believe EBITDA is a performance measure that provides investors, securities analysts and other interested parties a measure of operating results unaffected by differences in capital structures, business acquisitions, capital investment cycles and ages of related assets among otherwise comparable companies in our industry.

EBITDA’s usefulness as a performance measure is limited, however by the fact that it excludes the impact of interest expense, depreciation and amortization expense and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations.

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

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Net income (loss)	$(9,007)	$11,135	$29,359	$14,890	$(28,261)
Interest expense	11,252	15,606	15,933	27,519	29,656
Income tax expense (benefit)	3,092	2,298	2,771	9,375	(13,709)
Depreciation and amortization expense(8)	5,398	4,844	5,434	20,476	28,594

EBITDA	$10,735	$33,883	$53,497	$72,260	$16,280

The following is a reconciliation of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Net cash flow from operating activities	$(10,067)	$(10,340)	$30,048	$23,793	$116,198
Interest expense	11,252	15,606	15,933	27,519	29,656
Income tax expense (benefit)	3,092	2,298	2,771	9,375	(13,709)
Loss on early extinguishment of debt	(13,923)	—	—	—	—
Deferred income tax assets and liabilities	18	581	(679)	3,689	15,164
Gain (loss) on sale of fixed assets	13	7	(502)	20	(284)
Gain (loss) on sale of investment-net	—	1,267	11	—	—
Stock-based compensation	(1,648)	—	(1,412)	(3,739)	(2,426)
Non-cash asset impairments	—	—	—	—	(29,276)
Non-cash inventory theft insurance allowance	—	—	—	—	(1,588)
Inventory provision	—	—	—	—	(4,800)
Changes in operating assets and liabilities	22,857	24,354	7,327	11,603	(92,655)
Non-cash interest income	245	110	—	—	—
Non-cash interest expense	(1,104)	—	—	—	—

EBITDA	$10,735	$33,883	$53,497	$72,260	$16,280

Our EBITDA for 2008 included the effects of significant long-lived asset impairments, restructuring charges, a lower of cost of market charge for inventory, and an allowance recorded for an insurance-related dispute. For 2008, EBITDA included (1) a total of $29.3 million in non-cash asset impairments recorded for the impairment of goodwill and long-lived assets, including certain property, plant and equipment and intangible assets, (2) restructuring charges of $10.2 million for costs associated with the integration of our 2007 Acquisitions, (3) the unfavorable impact of a $4.8 million charge recorded against inventory to reflect our inventories at the lower of cost or market as of year-end, and (4) a non-cash charge in the amount of $1.6 million to fully reserve for an insurance receivable first recorded in 2005 related to an inventory theft which occurred that year. Our EBITDA for 2007 included $0.9 million in restructuring costs. Changes in operating assets and liabilities exclude amortization of debt issuance costs, which is included in interest expense.

(8)	Depreciation and amortization expense does not include amortization of debt issuance costs, which is included in interest expense.

(9)	Total debt includes current portion and is shown net of unamortized premium of $2.4 million and $3.0 million as of December 31, 2008 and December 31, 2007, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the U.S. and, to a lesser degree, Canada. We manufacture and supply a broad line of wire and cable products, which enables us to offer our customers a single source of supply for many of their wire and cable product requirements. We manufacture our products in eight domestic manufacturing locations and supplement our domestic production with both international and domestic sourcing. We sell our products to a variety of customers, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). Virtually all of our products are sold to customers located in the U.S. and Canada.

During the first quarter of 2008, we changed our management reporting structure and the manner in which we report our financial results internally, including the integration of our 2007 Acquisitions for reporting purposes. The changes resulted in a change in our reportable segments. Accordingly, we now have two reportable business segments: (1) Distribution, and (2) OEM. Our Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are in turn used as inputs into subassemblies of manufactured finished goods. Where applicable, prior period amounts have been recast to reflect the new reporting structure.

Our net sales follow general business cycles. Additionally, we have experienced, and expect to continue to experience, certain seasonal trends in net sales and cash flow. Historically, our sales have been somewhat higher in the third and fourth quarters relative to the first and second quarters due to increased buying in anticipation of, and during, the winter months and holiday season.

Acquisitions

From time to time, we consider acquisition opportunities that have the potential to materially increase the size of our business operation or provide us with some other strategic advantage. We made two such acquisitions during 2007.

Copperfield, LLC

On April 2, 2007, we acquired 100% of the outstanding equity interests of Copperfield for $215.4 million, including acquisition-related costs and working capital adjustments. The acquisition of Copperfield, which at the time of our acquisition was one of the largest privately-owned manufacturers and suppliers of electrical wire and cable products in the United States with annual sales in excess of $500 million, increased our scale, diversified and expanded our customer base and we believe has strengthened our competitive position in the industry.

Woods Industries, Inc.

On November 30, 2007, we acquired the electrical products business of Katy, which operated in the U.S. as Woods U.S. and in Canada as Woods Canada. Woods was principally focused on the design and distribution of consumer electrical cord products, sold primarily to national home improvement, mass merchant, hardware and other retailers. We purchased certain assets of Woods U.S. and all the stock of Woods Canada for $53.8 million, including acquisition-related costs and working capital adjustments. The acquisition of Woods has expanded our U.S. business while enhancing our market presence and penetration in Canada.

Production Costs Overview and Impact of Copper Prices

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. For 2008, copper costs have been estimated by us (based on the average COMEX price) to account for over 60% of our total cost of goods sold. As the price of copper is particularly volatile, price fluctuations can significantly affect of our sales and profitability. We generally attempt to pass along changes in the price of copper and other raw materials to our customers. This becomes somewhat more challenging when the price of copper increases only gradually over time rather than increasing rapidly and significantly in a relatively short period of time. Conversely, when the price of copper declines only marginally and slowly over time, we are more likely to maintain our prices. However, the ability to maintain product pricing is limited in the event of significant and rapid declines in the price of copper, particularly when such a decline is coupled with a decline in demand for volume within the industry, as was the case in the fourth quarter of 2008. During the fourth quarter of 2008, the average price of copper cathode on the COMEX was $1.75 per pound, a decline of $1.50 per pound, or 46.2%, from the average price for the fourth quarter of 2007, and a decline of $1.70 per pound, or 49.3%, from the average price for the third quarter of 2008. The average copper price on the COMEX was $1.48 and $1.51 for January and February 2009, respectively. For the year, the daily selling price of copper cathode on the COMEX averaged $3.13 per pound in 2008, down 3.1% from the average price in 2007.

In addition to the above-noted factors, other factors affecting product pricing include the type of product involved, competitive conditions, including the extent of underutilized manufacturing capacity existing in the industry, and particular customer arrangements.

Current Business Environment

Our results for 2008 were heavily impacted by the recessionary economic conditions prevalent during the fourth quarter. Our sales volumes declined significantly throughout the fourth quarter of 2008, as compared to both the fourth quarter of 2007 and the first three quarters of 2008. Furthermore, the rate of decline accelerated toward the end of the fourth quarter, a trend that has continued into 2009. We believe our customers have reduced their inventory levels in the face of weakened demand and an uncertain and difficult economy. We do not believe we have lost any meaningful market share outside of the impact of our deliberate customer rationalization efforts within OEM. The recessionary environment prevalent during the fourth quarter, along with a sharp decline in the price of copper noted above, had a significant negative impact on our results for both the fourth quarter and consequently the full year results for 2008. We believe the market softness and economic difficulties experienced in late 2008 have and will continue to be prevalent throughout 2009. Our business is being managed with a view to the recessionary factors now present continuing throughout the coming year and we believe that, along with reduced volumes associated with the planned downsizing of our OEM segment, such factors will cause significant reductions in our volumes for 2009, as compared to 2008 levels. Our ability to timely and effectively match capacity to forecasted demand will be a key determinant in limiting the potential negative impact of unfavorable overhead variances in coming quarters. Management is continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant closings, restructurings and workforce reductions are necessary, some of which may be significant.

Consolidated Results of Operations

The following table sets forth, for the years indicated, our consolidated statement of operations data in thousands of dollars and as a percentage of net sales. Our results for 2008 reflect the full-year impact of our above-noted 2007 Acquisitions, whereas the results for 2007 do not include the entire impact of the 2007 Acquisitions, which occurred during the course of that year. As noted above, Copperfield was acquired April 2, 2007 and Woods was acquired November 30, 2007. Accordingly, our 2007 results of operations include approximately nine months of operating results for Copperfield and one month of operating results for Woods.

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(In thousands)

Net sales	$972,968	100.0%	$864,144	100.0%	$423,358	100.0%
Gross profit	93,601	9.6	104,593	12.1	81,716	19.3
Selling, engineering, general and administrative expenses	52,227	5.4	44,258	5.1	31,760	7.5
Intangible asset amortization	12,006	1.2	7,636	0.9	—	—
Asset impairments	29,276	3.0	—	—	—	—
Restructuring	10,225	1.1	874	0.1	1,396	0.3

Operating income (Loss)	(10,133)	(1.0)	51,825	6.0	48,560	11.5
Interest expense	29,656	3.0	27,519	3.2	15,933	3.8
Other (income) loss, net	2,181	0.2	41	—	497	0.1

Income (loss) before income taxes	(41,970)	(4.3)	24,265	2.8	32,130	7.6
Income tax expense (benefit)	(13,709)	(1.4)	9,375	1.1	2,771	0.7

Net income (loss)	$(28,261)	(2.9)	$14,890	1.7	$29,359	6.9

In addition to GAAP earnings, we also use earnings from continuing operations before net interest, income taxes, depreciation and amortization expense (“EBITDA”) as a means to evaluate the liquidity and performance of our business, including the preparation of annual operating budgets and the determination of levels of operating and capital investments. In particular, we believe EBITDA allows us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For example, we believe the inclusion of items such as taxes, interest expense and intangible asset amortization can make it more difficult to identify and assess operating trends affecting our business and industry. We also believe EBITDA is a performance measure that provides investors, securities analysts and other interested parties a measure of operating results unaffected by differences in capital structures, business acquisitions, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. However, EBITDA’s usefulness as a performance measure is limited by the fact that it excludes the impact of interest expense, depreciation and amortization expense and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Due to these limitations, we do not, and you should not, use EBITDA as the only measure of our performance and liquidity. We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance or cash flows from operating activities in accordance with GAAP as a measure of our liquidity. Finally, other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies.

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net income (loss)	$(28,261)	$14,890	$29,359
Interest expense	29,656	27,519	15,933
Income tax expense (benefit)	(13,709)	9,375	2,771
Depreciation and amortization expense	28,594	20,476	5,434

EBITDA	$16,280	$72,260	$53,497

Note that depreciation and amortization expense shown in the schedule above excludes amortization of debt issuance costs, which is included in interest expense.

The following is a reconciliation of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash flow from operating activities	$116,198	$23,793	$30,048
Interest expense	29,656	27,519	15,933
Income tax expense (benefit)	(13,709)	9,375	2,771
Deferred tax provisions	15,164	3,689	(679)
Gain (loss) on sale of fixed assets and investments	(284)	20	(491)
Stock-based compensation	(2,426)	(3,739)	(1,412)
Inventory provision	(4,800)	—	—
Inventory theft insurance receivable allowance	(1,588)	—	—
Asset impairments	(29,276)	—	—
Changes in operating assets and liabilities	(92,655)	11,603	7,327

EBITDA	$16,280	$72,260	$53,497

Earnings and Performance Summary

We recorded a net loss of $28.3 million (a loss of $1.68 per diluted share) in 2008, as compared to net income of $14.9 million ($0.88 per diluted share) for 2007, and net income of $29.4 million ($2.15 per diluted share) for 2006. Net income for these periods was impacted by certain significant items. The magnitude of such items may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. Our results for 2008 reflect the unfavorable impact of significant non-cash asset impairments recorded relative to assets in our OEM segment, including machinery and equipment, customer-related intangible assets and goodwill. These non-cash impairment charges totaled $29.3 million ($19.7 million after tax, or $1.18 per share). During 2008, we also recorded a non-cash charge of $1.6 million ($1.1 million after tax or $0.06 per share) to fully reserve for an insurance receivable recorded in 2005 in connection with an inventory theft which occurred that same year. In addition, our results for 2008 and 2007 included $10.2 million ($7.3 million after tax or $0.43 per share) and $0.9 million ($0.6 million after tax or $0.03 per diluted share), respectively, in restructuring charges primarily incurred in connection with the integration of our 2007 Acquisitions. The details regarding each of the above-noted items are discussed further below.

Excluding the impact of the above-noted items, our results for 2008 as compared to last year primarily reflect the impact of lower operating income in both of our segments, mainly within our OEM segment. Our consolidated operating income declined $21.7 million in 2008, as compared with 2007, excluding the impact of the above-noted items. Our OEM segment accounted for $11.6 million of the total $21.7 million decline, with OEM recording an operating loss of $3.3 million in 2008 as compared to operating income of $8.3 million in 2007. Our segment results are further discussed in the “Segment Results” section. For 2008, our operating results were also unfavorably impacted by increased interest, depreciation and amortization expense stemming from our 2007 Acquisitions.

As noted in the “Current Business Environment” section above, sales demand declined severely in the fourth quarter of 2008 as a result of recessionary conditions. Our earnings performance for the fourth quarter and, consequently, for the full-year 2008 reflect the negative impact of these sales declines. During the first nine months of 2008, we experienced softness in demand across many of our businesses, however, the expansion of our customer base brought about by our 2007 Acquisitions allowed us to mitigate its impact on our results. In contrast, the sales demand declines experienced in the fourth quarter more than offset any favorable impact from our expanded customer base. We believe our customers have reduced their inventory levels in the face of weakened demand and an uncertain and difficult economy. We believe the market softness and economic difficulties experienced in late 2008 have and will continue to be prevalent throughout 2009.

Key Accomplishments for 2008 and Objectives for 2009

In the midst of the current recessionary conditions, we believe our success is contingent upon our performance against the following key objectives:

•	Effective management of our balance sheet, working capital and controllable costs;

•	Continuous proactive monitoring and adjusting of production capabilities and capacity in light of extremely challenging macro-economic and industry conditions;

•	Successful completion of remaining tasks related to the full integration of our 2007 Acquisitions which were largely integrated in 2008; and

•	Focus on profitable, long-term customer relationships and continue to demonstrate a strong commitment to our customers by maintaining continued high levels of service, providing innovative and high-quality products, and finding ways to retain and expand these relationships.

The following are highlights for 2008 in support of the above objectives:

•	Significantly reduced our debt levels in 2008. Our total debt was reduced by $95.0 million in 2008, in significant part as a result of concerted efforts across all of our production facilities to manage our working capital, particularly our inventory levels. As the price of copper increased significantly during the first half of 2008, we further increased our already significant focus on reducing inventory levels as a means of limiting the impact of rising costs on our working capital requirements. And, in spite of more-recent declines in copper prices, the organization remains focused on reducing stock levels across our supply chain;

•	Our capital structure includes a $200.0 million Revolving Credit Facility, which matures in 2012 and had $74.2 million in excess availability at December 31, 2008. In early 2009, we paid the remaining $30.0 million balance outstanding on this facility, and as a result, we had no outstanding borrowings and approximately $90.0 million in excess availability under the facility as of February 28, 2009. We have no required debt repayments until our Senior Notes mature in 2012;

•	Fully integrated our Woods acquisition, incorporating this business into our core operations and eliminating separate corporate and distribution functions during the first half of 2008;

•	Opened a new, 503,000 square-foot distribution facility in April 2008 in Pleasant Prairie, Wisconsin. This facility allowed for the consolidation of three former distribution facilities (located in Indianapolis, Indiana (acquired as part of the Woods acquisition); Gurnee, Illinois; and Waukegan, Illinois) into this single leased distribution facility;

•	Closed facilities and consolidated the related operations of a number of the manufacturing and distribution facilities acquired as part of the Copperfield acquisition. This included the consolidation and closure of former Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, primarily into operations at one modern new facility in El Paso, Texas;

•	In addition, as we have previously indicated, and as discussed in the OEM financial operations review section below, during the second half of 2008, we have worked to adjust our pricing and rationalize our customer base within our OEM segment (the “OEM rationalization”). The OEM rationalization is aimed at improving our overall profitability while also reducing our exposure to certain OEM customers heavily impacted by current economic conditions. However, we anticipate losing significant future OEM sales as a result of these decisions, which in turn has required us to review and adjust our asset base and capacity accordingly. This served as reason in part for our recognition of significant asset impairments during 2008, as further discussed below.

•	During the last half of 2008, we announced a series of separate planned workforce reductions affecting a number of our manufacturing facilities, as well as our corporate office in Waukegan, Illinois, as discussed below. As a result, our headcount at the end of 2008 totaled 1,180 employees, down more than 350 employees from the end of 2007.

Restructuring and Integration of 2007 Acquisitions

We incurred restructuring costs of $10.2 million and $0.9 million during 2008 and 2007, respectively. These costs were primarily incurred in connection with the integration of our 2007 Acquisitions. Our restructuring charges for 2008 included $4.0 million in equipment relocation costs, $3.4 million in lease termination costs, $0.4 million in employee severance and relocation costs and $2.4 million in other exit costs. For 2007, we incurred a total of $0.3 million in restructuring costs related to the integration of 2007 Acquisitions. These costs were recorded during the fourth quarter of 2007 and consisted primarily of other exit costs. In addition, we recorded a $0.4 million reserve in 2007 for severance costs associated with the planned integration of our 2007 Acquisitions as a component of purchase accounting. This reserve was fully utilized in 2008.

Additionally, as part of our integration strategy related to Copperfield, as noted above, we closed facilities and consolidated the related operations of a number of the manufacturing and distribution facilities acquired as part of the Copperfield acquisition. This included the consolidation and closure of former Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, primarily into operations at one modern new facility in El Paso, Texas. As a result, we have ceased manufacturing operations at former Copperfield facilities located in Avilla, Indiana; Nogales, Arizona; and within three El Paso, Texas facilities: Zaragosa Road, Inglewood Road, and the Esther Lama Road distribution center. The building and property associated with both the Avilla and Zaragosa facility are owned and have been classified as assets held for sale recorded at the lower of cost or fair value in the accompanying condensed consolidated balance sheet at December 31, 2008. These properties were recorded within property, plant and equipment on our consolidated balance sheet at December 31, 2007, reflecting that they were in use as of December 31, 2007, and consequently did not warrant being classified as held for sale in our consolidated balance sheet at that date. We remain obligated under long-term leases for both the Inglewood and Nogales, Arizona facilities. At the time these facilities ceased being used in the fourth quarter of 2008, we recorded an expense equal to our estimate of our total remaining obligation under such leases, which run through 2015, reduced by an estimate of potential future sublease income. We recorded a total of $3.4 million in such lease termination costs as a component of restructuring expenses in 2008. Though we have completed the majority of integration activities relative to our 2007 Acquisitions for which restructuring charges were expected to be incurred, we expect to incur up to $1.0 million in restructuring charges in 2009 for costs associated with the remaining integration activities to be performed.

In addition, during the second half of 2008, we announced and executed a series of separately planned workforce reduction initiatives, including (1) a headcount reduction at our Oswego, New York manufacturing facility, and (2) workforce reductions at our El Paso, Texas facilities and within our corporate offices in Waukegan, Illinois. The Oswego reductions were made as the result of a decision to transition copper fabrication activities from the Oswego plant to our Bremen, Indiana facility, and resulted in $0.3 million of restructuring expenses for severance and related benefits paid to affected employees. The El Paso and corporate reductions were in part a function of our integration efforts, as well as in response the deterioration of economic conditions during the fourth quarter of 2008. In total, we reduced our headcount by approximately 200 employees during the fourth quarter of 2008 as a result of these actions. Management is continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant closings, restructurings and workforce reductions are necessary, some of which may be significant.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net sales — Our net sales for 2008 were $973.0 million compared to $864.1 million for 2007, an increase of $108.9 million, or 12.6%. Our total sales volume (measured in total pounds shipped) increased 12.7% for 2008 compared to 2007. These full-year increases due primarily to the expansion of our customer base as a result of our 2007 Acquisitions occurred during the first three quarters of the year and are not indicative of more recent trends.

During the fourth quarter of 2008, we experienced a significant contraction in demand across our business in the face of recessionary conditions. Volumes declined throughout the quarter as compared to volumes during the first three quarters of 2008, with the rate of decline accelerating toward the end of 2008 and into 2009. For the fourth quarter of 2008, our total sales volume declined 21.3% as compared to the same quarter last year, reflecting volume declines of 7.5% and 43.5% within our Distribution and OEM segments, respectively. The decline in Distribution segment volume was mitigated somewhat by the impact of 2007 Acquisitions, as the fourth quarter of 2008 included the full benefit of the Woods acquisition, whereas the fourth quarter of 2007 included only one month of Woods sales. The significant fourth quarter volume declines were coupled with a sharp drop in the price of copper, reducing our fourth quarter sales to $182.2 million, a decline of $72.1 million, or 28.4%, from the same quarter last year. During the fourth quarter of 2008 copper averaged $1.75 per pound, representing a 49.3% decline compared to an average of $3.45 per pound for the third quarter of 2008, and a 46.2% decline from an average price of $3.25 per pound for the fourth quarter last year. This sharp fourth quarter decline in copper prices mitigated the impact of significant increases in copper prices noted during the first nine months of 2008. Thus, for the year, the daily selling price of copper cathode on the COMEX averaged $3.13 per pound in 2008, representing a 3.1% decline from 2007.

The above-noted fourth quarter volume declines in 2008 reflect a deteriorating economic environment which became particularly difficult within the latter weeks of the year and which has continued into 2009. Our business is being managed with a view to the recessionary factors now present continuing throughout the coming year and we believe that, along with reduced volumes associated with the planned downsizing of our OEM segment as discussed further below, such factors will cause significant reductions in our volumes for 2009, as compared to 2008 levels.

Gross profit — We generated $93.6 million in total gross profit in 2008 compared to $104.6 million in 2007, a decline of $11.0 million. Our gross profit as a percentage of net sales (“gross profit margin”) for 2008 was 9.6% compared to 12.1% for 2007. Both the decline in gross profit dollars and gross profit margin for 2008 reflected poor gross profit performance within the OEM segment throughout most of 2008, as well as a significant decline in fourth quarter gross profit across both the OEM and Distribution segments. Our total gross profit increased $13.0 million in aggregate through the first three quarters of 2008 as the impact of our 2007 Acquisitions more than offset declined margin within the OEM segment, as further discussed in the segment-level review below. This increase in margin recorded for the first three quarters of 2008, however, was more than offset by a $24.0 million decline in margin for the fourth quarter of 2008, as compared to the same quarter last year. In response to the severe decline in sales demand during the fourth quarter of 2008, we reduced our workforce and plant production, closing our production facilities for an extended period during the fourth quarter given lower demand levels and in order to control stock levels. These actions lowered our variable labor and overhead costs, but were not enough to offset the unfavorable impact of increased unfavorable overhead variances given the magnitude of the sales demand decline and resulting lower production levels. These unfavorable variances were a significant factor in both the fourth quarter and full-year 2008 gross profit declines as compared to the same periods last year. Our ability to timely and effectively match capacity to forecasted demand will be a key determinant in reducing the impact of overhead variances in the coming quarters. Management is continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant closings, restructurings and workforce reductions are necessary, some of which may be significant.

In addition, our margins were negatively impacted by a sharp drop in copper prices during the fourth quarter, as we believe many competing suppliers lowered prices further and more rapidly in the face of the lowered overall demand and excess industry capacity than would be expected in the context of more normal market conditions. In this regard, our 2008 gross profit included the unfavorable impact of a $4.8 million charge recorded during the fourth quarter to reflect a lower of cost or market adjustment of our on-hand inventory as of December 31, 2008. This charge reflects the impact of the above-noted severe decline in copper prices during late 2008 coupled with weakened sales demand which has created downward pricing pressure in the market, reducing the market value for certain of our inventory below its first in, first out (“FIFO”) carrying value and requiring an adjustment to reflect such inventory at the lower of cost or market.

Selling, engineering, general and administrative — We incurred total selling, engineering, general and administrative (“SEG&A”) expense of $52.2 million in 2008 compared to $44.3 million for 2007, an increase of $7.9 million. As a percentage of net sales, SEG&A expense was 5.4% in 2008, as compared to 5.1% in 2007. SEG&A expense for 2008 included a non-cash charge of $1.6 million for an allowance established during 2008 for an insurance claim we filed for thefts which occurred in 2005 at our manufacturing facility in Miami Lakes, Florida, which we have since closed. During the third quarter of 2008, as a result of failing to secure satisfactory settlement of the matter with our insurers, we commenced legal action in regard to this matter and recorded an allowance for the related insurance receivable. Excluding the impact of this non-cash charge, SEG&A expense for 2008 was $50.6 million, or 5.2% of total net sales for 2008. The remaining $6.3 million increase in SEG&A expense for 2008 as compared to 2007 included a $1.2 million increase in payroll-related expenses, as reduced incentive-based payroll expense was more than offset by the impact of headcount increases occurring during the first half of 2008. These increases were largely as a result of employees added from our 2007 Acquisitions. We significantly reduced our headcount in the second half of 2008, in part due to the integration of the acquisitions, as well as in response to the sharp decline in sales demand experienced late in 2008, as noted above. The remaining $5.1 million increase in SEG&A expense from 2007 occurred across a number of general expense categories, most notably professional fees and information technology expenses associated primarily with our integration efforts.

Intangible amortization expense — We recorded a total of $12.0 million and $7.6 million in amortization expense for 2008 and 2007, respectively, in connection with intangible assets recognized as part of our 2007 Acquisitions, primarily Copperfield which was acquired in April 2007. Accordingly, the increased expense recorded in 2008 is mainly attributable to the fact that 2008 reflects a full year of intangible amortization expense. Estimated amortization expense for the next five years is set forth in Note 3 of the Notes to Consolidated Financial Statements.

Asset impairments — We recorded a total of $29.3 million in non-cash asset impairments in 2008. The charges were primarily related to our OEM segment and reflected the significant and rapid deterioration in the economic environment that occurred during the fourth quarter of 2008, and which we believe will continue in 2009, as well as capacity reductions within the segment as a result of significantly lower sales demand forecast for future periods. These lowered sales expectations within the OEM segment result from our greatly reducing sales and exposure to a number of customers within the segment, including many who serve the automotive and appliance markets, as further discussed in the segment-level analysis below. See further detail regarding these asset impairments in Note 3 of the Notes to Consolidated Financial Statements. Further asset impairments may be recognized in future periods to the extent changes in a number of factors or circumstances occur, including but not limited to further deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares in particular, deterioration in the performance or our future projections relative to one or more of our reporting units, or changes in our plans for one or more reporting unit or for certain of our long-lived asset groups or facilities. These potential future impairment charges include possible impairment related to goodwill amounts allocated to one or more of our reporting units. Of particular note in this regard is a total of approximately $21.1 million in goodwill currently allocated to our Electrical Distribution business, a reporting unit within our Distribution reportable segment. During our annual goodwill test performed in the fourth quarter of 2008, we estimated that only a marginal amount of excess exists between this unit’s fair value and respective carrying value.

Restructuring charges — Restructuring charges of $10.2 million were recorded in 2008 compared to $0.9 million in 2007. For 2008, these expenses were primarily incurred in connection with the integration of our 2007Acquisitions, including our estimated remaining exposure for leasehold obligations associated with a number locations that closed during 2008. For 2007, these expenses were incurred in connection with the closure of our Miami Lakes and Siler City facilities in 2006 ($0.6 million), as well as with our integration of our 2007 Acquisitions ($0.3 million). All actions associated with the closure of the Miami Lakes and Siler City facilities have been substantially completed as of December 31, 2007. See further detail regarding the integration of our 2007 Acquisitions and associated restructuring charges in Note 4 of the Notes to Consolidated Financial Statements.

Interest expense — We incurred $29.7 million in interest expense in 2008, compared to $27.5 million in 2007, an increase of $2.2 million. The increase was due primarily to additional expense related to the 2007 Notes and increased borrowings under our Revolving Credit Facility during 2008. As further detailed below in the “Liquidity and Capital Resources” section, during 2007 we increased our total debt level significantly to fund our acquisition activities. We have since lowered our debt levels. At December 31, 2008, our total debt was $272.8 million, down from total debt of $367.8 million outstanding at December 31, 2007.

Other (income) loss, net — Other loss, net, for 2008 primarily reflects the unfavorable impact of exchange rates on our Canadian subsidiary, as the Canadian dollar weakened significantly as compared to the U.S. dollar during the fourth quarter of 2008. In accordance with the relevant accounting rules, a portion of the unrealized loss associated with this change in exchange rates is required to be recognized currently in earnings.

Income tax expense (benefit) — We recorded an income tax benefit of $13.7 million in 2008 compared to income tax expense of $9.4 million for the year ended December 31, 2007, with the decline reflecting the pre-tax loss in 2008.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net sales — Our net sales for 2007 were $864.1 million compared to $423.4 million for 2006, an increase of $440.7 million, or 104.1%. The increase includes the impact of adding the Copperfield business on April 2, 2007, which accounted for $396.6 million of our consolidated net sales in 2007, and an increase of 93.7% in our consolidated net sales for 2007 as compared to 2006. Excluding Copperfield, our net sales increased $44.1 million in 2007, or 10.4%, compared to 2006, with the increase primarily reflecting volume growth (measured in terms of pounds of product shipped) within our retail distribution business, including the impact of the Woods business, and the impact of price increases associated with raw material cost increases. Our total volume increased 92.6% in 2007, with current-year acquisitions accounting for a 94.0% increase in our total volume compared to 2006 levels. Excluding the impact of acquisitions, our total volume declined 1.4%.

Gross profit — We generated $104.6 million in total gross profit in 2007 compared to $81.7 million in 2006, an increase of $22.9 million. Our gross profit as a percentage of net sales (“gross profit margin”) for 2007 was 12.1% compared to 19.3% for 2006. Both the increase in gross profit dollars and decline in gross profit margin for 2007 primarily reflect the impact of adding Copperfield in April 2007. Copperfield prices its products to earn a fixed dollar gross profit per pound of goods sold, which serves to mitigate the effect of copper price volatility, but which compresses gross profit margins when the market price for copper increases. Excluding Copperfield, which generated $26.9 million in gross profit for 2007, our gross profit declined $4.0 million in 2007 and our gross profit margin declined 2.7% as a percentage of net sales, as compared to 2006. These declines reflect the impact of pricing pressures throughout 2007 due to contracting market conditions, inflationary pressures related to certain raw material costs, including PVC and fuel costs, and an increase in factory variances in 2007 due primarily to labor inefficiencies.

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

Interest expense — We incurred $27.5 million in net interest expense in 2007, compared to $15.9 million in 2006, an increase of $11.6 million. The increase in interest expense was due primarily to higher average borrowings outstanding under our Revolving Credit Facility during 2007, as compared to 2006, and the $120.0 million of 2007 Notes issued during April of the current year. We increased our total debt level significantly during 2007 to fund our acquisition activities, as further detailed below in the “Liquidity and Capital Resources” section.

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

	Year Ended December 31,
	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)

Net sales:
Distribution	$670,740	68.9%	$576,602	66.7%	$394,845	93.4%
OEM	302,228	31.1	287,542	33.3	28,513	6.6

Total	$972,968	100.0%	$864,144	100.0%	$423,358	100.0%

		Percent of		Percent of		Percent of
		Segment		Segment		Segment
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales

Operating income (loss):
Distribution	$57,142	8.5%	$58,439	10.1%	$51,676	13.1%
OEM	(3,348)	(1.1)%	8,323	2.9	3,671	12.9

Total	53,794		66,762		55,347
Corporate	(63,927)		(14,937)		(6,787)

Consolidated Operating Income (Loss)	$(10,133)		$51,825		$48,560

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments and intangible amortization. The Company’s segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements contained in Part I, Item 8 of this document.

Distribution Segment

In 2008, net sales increased $94.1 million, or 14.0%, compared to 2007. As noted above in our discussion of consolidated results, this increase was due primarily to an increase in our sales in this segment during the first three quarters of 2008, partially offset by a significant decline in volume during the fourth quarter of 2008. Our sales increased in this segment during the first three quarters of 2008 due both to increased copper prices and more notably an increase in our customer base as a result of our 2007 Acquisitions which occurred during 2007. As noted above in our review of consolidated results, during the fourth quarter of 2008 we experienced a significant contraction in demand across our business in the face of recessionary conditions. Our total sales volume declined 7.5% within our Distribution segment, with the decline mitigated somewhat by the impact of 2007 Acquisitions, as the fourth quarter of 2008 included the full benefit of the Woods acquisition, whereas the fourth quarter of 2007 included only one month of Woods sales. These significant fourth quarter volume declines were coupled with a sharp drop in the price of copper, reducing our total Distribution net sales for the quarter to $141.9 million, a decline of $24.5 million, or 14.7%, from the fourth quarter of 2007. We believe the sales trends for the fourth quarter are more indicative of future trends expected within this segment than those sales results recorded for the full year of 2008, as compared to prior year. For 2007, our total Distribution segment sales were $576.6 million, as compared to $394.8 million in sales for 2006, an increase of $181.8 million, or 46.0%, reflecting the impact of 2007 Acquisitions.

Operating income was $57.1 million in 2008 compared to $58.4 million for 2007, a decrease of $1.3 million, or 2.2%. This decrease was a function of a significant decline in operating income recorded during the fourth quarter of 2008, as compared to prior quarters in the year, as well as compared to the same quarter in 2007. As noted above, the recessionary conditions existing during the fourth quarter of 2008 caused a significant and rapid decline in our volumes. Given this rapid decline, our profitability decreased for the same period, as we were not able to offset the impact of the decline with cost savings associated with reduced production levels, and as a result, we experienced a significant increase in unfavorable overhead variances during the quarter. The increase in operating income in 2007, as compared to 2006, was attributable to the favorable impact of expanding our customer base as a result of our 2007 Acquisitions.

OEM Segment

For 2008, net sales were $302.2 million compared to $287.5 million for 2007, an increase of $14.7 million, or 5.1%. As noted above, this increase was due primarily to increased sales recorded during the first half of 2008 as a result of an increase in our customer base resulting from our 2007 Acquisitions that occurred after the first quarter of 2007. OEM segment sales declined during the second half of 2008, with a significant decline during the fourth quarter of 2008 in the face of recessionary conditions. For the fourth quarter of 2008, our total sales volume declined 43.5% within our OEM segment, as compared to the fourth quarter of 2007, reflecting decreased demand from existing customers which have been particularly affected by the current economic circumstances. In addition to continuing to be negatively impacted by recessionary conditions, the volume of business we have forecasted for our OEM segment in 2009 is significantly below 2008 levels given our decision to reduce the extent of our sales to many customers within the segment as a result of failing to secure adequate pricing for our products, as further discussed below. As a result of these factors and given the relatively low price of copper in existence during early 2009, as compared to 2008, we anticipate sales dollars generated by our OEM segment may total less than half of their 2008 level. For 2007, our total OEM segment sales were $287.5 million, as compared to $28.5 million in sales for 2006 with the increase reflecting the impact of 2007 Acquisitions, as Copperfield was acquired in April of 2007.

We recorded an operating loss of $3.3 million in 2008 compared to operating income of $8.3 million for 2007, a decline of $11.6 million. The OEM operating loss for 2008 excludes the impact of asset impairment charges, which we record as a component of corporate-related expenses. In addition to the impact of a severe decline in fourth quarter sales and profits as a result of recessionary conditions prevalent during the quarter, our OEM results for 2008 were also negatively impacted by our inability to timely pass on inflationary raw material cost increases to our customers within this segment during 2008. This was of particular importance in our decision to address customer relationships within this segment, including our requirement for increased prices relative to future business. We believe this decision, while significantly reducing the volume done with certain customers within the segment and, thus, our expected sales for 2009 as discussed above, was necessary to ensure the viability of this segment, as well as improve the overall financial performance of the Company. The increase in operating income in 2007, as compared to 2006, was attributable to the favorable impact of expanding our customer base as a result of our 2007 Acquisitions.

Liquidity and Capital Resources

During 2007, in connection with financing the Copperfield acquisition, we issued $120.0 million aggregate principal of Senior Notes (defined below) thereby increasing the total outstanding principal of Senior Notes to $240.0 million. Also in connection with the Copperfield acquisition, our five-year Revolving Credit Facility was amended and restated, increasing our total borrowing capacity under the facility up to a maximum of $200.0 million. We borrowed against the facility to fund our acquisition of Woods, resulting in outstanding borrowings under the facility of $123.4 million at December 31, 2007.

During 2008, we significantly paid down the Revolving Credit Facility using cash flow from operations. We ended 2008 with a total of $272.8 million in debt, a reduction of $95.0 million from December 31, 2007. In addition, we repaid the entire $30.0 million outstanding under our Revolving Credit Facility at December 31, 2008 subsequent to year end, and as of February 28, 2009, had no outstanding borrowings against the facility. Also, as of February 28, 2009, we have no required debt repayments until our Senior Notes mature in 2012.

Debt

Our outstanding debt (including capital lease obligations) was as follows:

	As of December 31,
	2008	2007
	(In thousands)

Revolving Credit Facility expiring April 2, 2012	$30,000	$123,438
9.875% Senior Notes due October 1, 2012, including unamortized premium of $2,352 and $2,980, respectively	242,352	242,980
Capital lease obligations	462	782
Other debt	—	641

Total debt	$272,814	$367,841

Revolving Credit Facility

Our five-year Revolving Credit Facility is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity.

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10.0 million in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $200.0 million or (2) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10.0 million sublimit for letters of credit. At December 31, 2008, we had $74.2 million in remaining excess availability.

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

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. We are also prohibited from making prepayments on the Senior Notes, except for scheduled payments required pursuant to the terms of such Senior Notes. In addition to maintaining a minimum of $10.0 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. We maintained greater than $30.0 million of monthly excess availability in 2008.

On November 1, 2007, the Revolving Credit Facility was amended to allow for our acquisition of Woods. The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25.0 million. As of December 31, 2008, we were in compliance with all of the covenants of our Revolving Credit Facility.

9.875% Senior Notes

At December 31, 2008, we had $240.0 million in aggregate principal amount of 9.875% senior notes outstanding, all of which mature on October 1, 2012 (the “Senior Notes”). As noted above, the Senior Notes include the $120.0 million aggregate principal amount of 2007 Notes issued in connection with our acquisition of Copperfield. The 2007 notes are governed by the same indenture (the “Indenture”) and have substantially the same terms and conditions as our $120.0 million aggregate principal of 9.875% senior notes issued in 2004 (the “2004 Notes”). We are prohibited under the terms of the Revolving Credit Facility from making prepayments on the Senior Notes.

The Indenture includes a covenant that prohibits us from incurring additional indebtedness (other than certain permitted indebtedness, including but not limited to the maximum availability under our Revolving Credit Facility), unless our consolidated fixed charge coverage ratio is greater than 2.0 to 1.0.

As of December 31, 2008, we were in compliance with all of the covenants for our Senior Notes.

Current and Future Liquidity

In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements tend to increase when we experience significant demand for products or significant copper price increases. In the fourth quarter of 2008, the price of copper declined significantly which lowered our working capital requirements and, thus, in part, allowed us to reduce our outstanding borrowings under our Revolving Credit Facility.

Our management assesses the future cash needs of our business by considering a number of factors, including: (1) historical earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service expenses, (4) planned capital expenditures, and (5) our ability to borrow additional funds under the terms of our Revolving Credit Facility.

Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future. Our capital structure includes a $200.0 million Revolving Credit Facility, which matures in 2012 and had $60.3 million in excess availability at December 31, 2008. In early 2009, we paid the remaining $30.0 million balance outstanding on this facility, and as a result, we had no outstanding borrowings and approximately $90.0 million in excess availability under the facility as of February 28, 2009. We have no required debt repayments until our Senior Notes mature in 2012.

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

Cash Flow Summary

A summary of our cash flows for 2008, 2007 and 2006 was as follows:

	As of December 31,
	2008	2007	2006
	(In thousands)

Net (Loss) Income	$(28,261)	$14,890	$29,359
Non-cash items	51,804	21,692	8,964
Changes in working capital assets and liabilities	92,655	(12,789)	(8,275)

Net cash from operating activities	116,198	23,793	30,048
Net cash from investing activities	(13,799)	(269,072)	(2,578)
Net cash from financing activities	(94,535)	239,398	(12,794)
Effects of exchange rate changes on cash and cash equivalents	(413)	24	—

Net increase (decrease) in cash and cash equivalents	7,451	(5,857)	14,676
Cash and equivalents at beginning of year	8,877	14,734	58

Cash and equivalents at end of year	$16,328	$8,877	$14,734

Operating activities

Net cash generated by our operating activities was $116.2 million in 2008 compared to $23.8 million in 2007. The increase from 2007 was a function of: (1) a $90.8 million increase in net cash provided from working capital as a function of a sharp decline in the price of copper during the fourth quarter of 2008, as well as our efforts to reduce our stock levels in inventory, and (2) a total of $51.8 million in non-cash items contained in net income, primarily asset impairment charges, depreciation and amortization expense, partially offset by a $28.3 million net loss.

Net cash generated by our operating activities was $23.8 million in 2007 compared to $30.0 million in 2006. The decline was a function of: (1) a $14.5 million decline in net income, and (2) a net increase of $4.4 million to fund our various working capital assets and liabilities, partially offset by (3) a $12.7 million increase in non-cash items contained in net income, primarily depreciation and amortization expense.

Investing activities

Net cash used in investing activities was $13.8 million in 2008 compared to $269.1 million in 2007 and $2.6 million in 2006, respectively, with the increase noted in 2007 primarily attributable to the acquisition of Copperfield and Woods. The $13.8 million recorded in 2008 was mainly attributable to $13.3 million in capital expenditures, primarily associated with our new facilities in Pleasant Prairie, Wisconsin and El Paso, Texas. We anticipate a significant reduction in our capital expenditures for 2009, with a total expected capital expenditure of between $4.0 million and $6.0 million.

Financing activities

Net cash used by financing activities was $94.5 million in 2008 compared to net cash provided from financing activities of $239.4 million in 2007, and $12.8 million in cash used in financing activities in 2006. The $94.5 million in cash used in financing activities in 2008 was due to a reduction in debt brought about both by a decline in the price of copper and, thus, our working capital needs, as well as efforts to reduce our overall working capital, including our inventory levels. The $239.4 million provided in 2007 was primarily a function of acquisition-related borrowing activities. As noted above, during 2007 we issued $120.0 million in Senior Notes, generating total proceeds of $119.4 million (net of issuance costs), and increased our borrowings under our Revolving Credit Facility, which were $123.4 million at December 31, 2007, as compared to $0 million at December 31, 2006. For 2006, we used $12.8 million in net cash, primarily reflecting (1) the repayment of $46.0 million in borrowings under our Revolving Credit Facility and $0.8 million in other long-term debt repayments, (2) the repurchase of $61.4 million of our common shares in connection with our 2006 Private Placement, and (3) $19.5 million in dividends paid to our S corporation shareholders, partially offset by $114.9 million in net proceeds generated from the Private Placement.

Seasonality

We have experienced, and expect to continue to experience, certain seasonal trends in our sales and cash flow. We generally require increased levels of cash during the second and third quarters of the year to build inventories in anticipation of higher demand during the late fall and early winter months. In general, the trade receivables generated from these periods of relatively higher sales is subsequently collected during the late fourth and early first quarter of the year.

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2008:

		Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Long-term debt obligations (including current portion and interest)	$361,227	$23,700	$47,400	$290,127	$—
Capital lease obligations (including interest)	490	472	18	—	—
Operating lease obligations	48,042	7,776	14,166	10,936	15,164
Purchase obligations	27,898	27,898	—	—	—

Total	$437,657	$59,846	$61,584	$301,063	$15,164

Long-term debt obligations include $30.0 million of borrowings outstanding under our Revolving Credit Facility which has a maturity of 2012. While we have classified the $30.0 million as a short-term borrowing on our December 31, 2008 consolidated balance sheet given that we repaid the entire amount subsequent to year end, we have reflected the amount within the “3-5 year” category in the above table given the 2012 maturity date of the Revolving Credit Facility. Interest obligations on our variable rate debt, primarily our borrowings under the Revolving Credit Facility, have been calculated based on the prevailing interest rate at December 31, 2008. Amounts of future interest payments made on such variable rate borrowings will depend on prevailing variable interest rates in future periods and the amount of outstanding borrowings under our Revolving Credit Facility for such periods.

In early 2009, as a means of managing expenses in light of the weak macro-economic environment, the Company indefinitely suspended its matching contribution to its defined contribution savings plans for all of the Company’s non-union employees. Accordingly, at this time, we estimate total contributions to the plans will total approximately $0.3 million in 2009. Given the indefinite nature of the aforementioned suspension and other factors, we cannot at this time estimate the level of matching contributions which may be made to such plans in years subsequent to 2009.

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

Revenue Recognition

We recognize sales of our products when the products are shipped to customers and title passes to the customer in accordance with the terms of sale. We provide incentive allowances to our customers, with the amount of such promotional allowances being tied primarily to the particular customer’s level of purchasing activity during a specified time period or periods. We record an accrual for such promotional allowance and reflect the expense as a reduction of our net sales when we determine that it is probable the allowance will be earned by the customer and the amount of the allowance is reasonably estimated. We base our accruals primarily on sales activity and our historical experience with each customer. Subsequent period adjustments to our estimates determined in such a manner have not been material during the prior three years.

Allowance for Uncollectible Accounts

We record an allowance for uncollectible accounts to reflect management’s best estimate of losses inherent in our receivables as of the balance sheet date given the facts available to us at the time the allowance is recorded. Establishing this allowance involves considerable judgment. In calculating the necessary allowance for uncollectible accounts, we perform ongoing credit evaluations of our customers. We consider both the current financial condition of individual customers and historical write-off patterns in establishing our allowance. When we become aware that, due to deterioration of their financial condition or for some other reason, a particular customer is unable or unwilling to pay an amount owed to us, we record a specific allowance for receivables related to that customer to reflect our best estimate of the realizability of amounts owed.

Inventories

Inventories include material, labor and overhead costs and are recorded at the lower of cost or market using the first-in first-out (“FIFO”) method. In applying FIFO, we evaluate the realizability of our inventory on a product-by-product basis. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to its condition or where the inventory cost for an item exceeds its net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value.

Plant and Equipment and other Long-Lived Assets

Plant and equipment are carried at cost and are depreciated over their estimated useful lives, ranging from three to twenty years, using principally the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Our other long-lived assets consist primarily of customer-related intangible assets recorded in connection with our 2007 Acquisitions. These intangible assets are amortized over their estimated useful lives using an accelerated amortization methodology which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. The carrying value of all long-lived assets is evaluated periodically in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to determine if adjustment to the depreciation period or the carrying value is warranted. When events and circumstances indicate that our long-lived assets should be reviewed for possible impairment, we test for the existence of impairment by developing and utilizing projections of future cash flows expected to be generated from the use and eventual disposition of the assets or asset groups in question. Our asset groups reflect the shared nature of our facilities and manufacturing capacity. Expected cash flows are projected on an undiscounted basis over the remaining life of the assets or asset groups in question to determine whether such cash flows are expected to exceed the recorded carrying amount of the assets involved. If we identify the existence of impairment as a result of employing this test, we determine the amount of the impairment loss by the extent to which the carrying value of the impaired assets exceed their fair values as determined by valuation techniques including, as appropriate, the use of discounted cash flows to measure estimated fair value.

Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill is not amortized, but instead is subject to an annual impairment test at the reporting unit level, as well as requires interim tests in the event of certain events or circumstances. We perform our annual test for potential goodwill impairment as of December 31st of each year. The test requires that a fair value estimate be made at the reporting unit level as of the test date. Potential impairment exists if the carrying amount of net assets of a particular reporting unit, including goodwill, as of the test date exceeds the then estimated fair value of the reporting unit. We have determined that our operating segments appropriately serve as reporting units as defined by the accounting rules governing, and for purposes of applying, our goodwill impairment tests. Our methods for estimating fair value include the market and income approach. Developing these estimates necessarily involves the use of significant judgments and estimates regarding future performance, including growth assumptions, estimates of profitability and cost trends. In addition, determining the carrying value, or the net assets for an individual operating segment, requires the use of estimation and allocation methodologies given the shared nature of many of our assets and liabilities. To the extent possible, we identify assets, such as trade receivables, and liabilities specific to each specific operating segment, however, given our use of primarily shared production facilities and resources, assets such as inventory, fixed assets and accounts payable have to be allocated on a basis reflective of our best estimate of their relative usage by each operating segment. Then, in performing the above-described test, if it is determined that the carrying value of a particular operating segment exceeds its estimated fair value, the implied fair value of the segment’s goodwill must next be determined. If the carrying amount of the operating segment’s goodwill exceeds its implied fair value, an impairment of goodwill is deemed to have taken place and a loss is recorded equal to the amount of the excess. During our annual goodwill test performed in the fourth quarter of 2008, we estimated that only a marginal amount of excess exists between the estimated fair value and respective carrying value for our Electrical Distribution business, reporting unit within our Distribution reportable segment. A total of approximately $21.1 million in goodwill is currently allocated to our Electrical Distribution business,

Income Taxes

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

Through October 9, 2006, we conducted business as an S corporation, with the exception of our wholly-owned C corporation subsidiary, for federal and state income tax purposes. Accordingly, our shareholders had been responsible for federal and substantially all state income tax liabilities arising out of our operations. For all periods prior to the C corporation conversion, dividends had been paid to shareholders in amounts that approximated the shareholders’ current tax liability arising from their ownership in the company. As of October 10, 2006, the day before we consummated the 2006 Private Placement, we ceased to be an S corporation and became a C corporation and, as such, we became subject to federal and state income taxes. The unaudited pro forma statements of operations data included elsewhere in this report present our pro forma provision for income taxes and net income as if we had been a C corporation for all periods presented. For further information reference “Selected Consolidated Financial Data”.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. SFAS No. 157 was required to be adopted by us in the first quarter of 2008 for financial assets and is effective in the first quarter of 2009 for non-financial assets. Our adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of 2009, noncontrolling interests are to be classified as equity in the consolidated financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. We do not currently have any minority interest components at any of our subsidiaries, and, accordingly, the adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS No. 161, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

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

In May 2008, the FASB issued Statement issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The accounting and disclosure requirements of the this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. We do not operate as an insurance enterprise with financial guaranteed insurance contracts and do not anticipate the adoption of SFAS No. 163 will have a material impact on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are exposure to changes in commodity prices, primarily copper prices, interest rates on borrowings, and exchange rate risk relative to our operations in Canada.

Commodity Risk.  Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivatives, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At December 31, 2008, we had contracts with a net aggregate fair value of $0.1 million, consisting of contracts to sell 1,425,000 pounds of copper in March 2009, as well as contracts to buy 875,000 pounds of copper at various dates through the end of 2009. A hypothetical adverse movement of 10% in the price of copper at December 31, 2008 as it relates to each of our positions, with all other variables held constant, would have resulted in an aggregate loss in the fair value of our commodity futures contracts of approximately $0.3 million as of December 31, 2008.

Interest Rate Risk.  We have exposure to changes in interest rates on a portion of our debt obligations. As of December 31, 2008, approximately 11% of our debt was variable rate, primarily our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or LIBOR. Based on the amount of our variable rate borrowings at December 31, 2008, which totaled approximately $30.0 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $0.3 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period. As of February 28, 2009, we had no outstanding borrowings under our Revolving Credit Facility and, therefore, no related exposure to interest rate risk.

Foreign Currency Exchange Rate Risk.  We have exposure to changes in foreign currency exchange rates related to our Canadian operations. Currently, we do not manage our foreign currency exchange rate risk using any financial or derivative instruments, such as foreign currency forward contracts or hedging activities. The strengthening of the U.S. dollar relative to the Canadian dollar had a negative impact on our Canadian results in 2008. In 2008, we recorded an aggregate pre-tax loss of approximately $2.3 million related to exchange rate fluctuations between the U.S. dollar and Canadian dollar.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the Notes thereto, and other information are included in this report beginning on page F-1.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(b) and 15d-15(e)), as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(d) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principals generally accepted in the United States of America. The Company’s management, including its principal executive officer and principal financial officer, conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and their report is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Coleman Cable, Inc.

We have audited the internal control over financial reporting of Coleman Cable, Inc., and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 12, 2009, expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Chicago, Illinois
March 12, 2009

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

This item is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors”, “Corporate Governance Compliance with Section 16(a) Beneficial Ownership Reporting in 2007”, “Corporate Governance — How are Directors Nominated?” and “Corporate Governance — The Committees of the Board  — The Audit Committee” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2009, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

This item is incorporated by reference to the to the sections entitled “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2009, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the section entitled “Information About Our Common Share Ownership” and “Proposal No. 2: Approval of an Amendment and Restatement to the Company’s Long-Term Incentive Plan” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2009, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions

This item is incorporated by reference to the sections entitled “Corporate Governance — Director Independence”, “Corporate Governance — What is our Related party Transactions Approval Policy and What Procedures Do We Use To Implement It?” and “Corporate Governance — What Related Person Transactions Do We Have?” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2009, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.	Principal Accountant Fees and Services

This item is incorporated by reference to the section entitled “Proposal No. 3: Ratification of Appointment of Independent Auditors — Independent Auditor Fee Information” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2009, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15	Exhibits and Financial Statement Schedules

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing in Item 8, which is incorporated herein by reference.

(2) Financial Statement Schedules

None.

(3) Exhibits

See index to exhibits.

Coleman Cable, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

All Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Coleman Cable, Inc.

We have audited the accompanying consolidated balance sheets of Coleman Cable, Inc., and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coleman Cable, Inc., and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Chicago, Illinois
March 12, 2009

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Thousands, except per share data)

NET SALES	$972,968	$864,144	$423,358
COST OF GOODS SOLD	879,367	759,551	341,642

GROSS PROFIT	93,601	104,593	81,716
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	52,227	44,258	31,760
INTANGIBLE ASSET AMORTIZATION	12,006	7,636	—
ASSET IMPAIRMENTS	29,276	—	—
RESTRUCTURING CHARGES	10,225	874	1,396

OPERATING INCOME (LOSS)	(10,133)	51,825	48,560
INTEREST EXPENSE	29,656	27,519	15,933
OTHER (INCOME) LOSS, NET	2,181	41	497

INCOME (LOSS) BEFORE INCOME TAXES	(41,970)	24,265	32,130
INCOME TAX EXPENSE (BENEFIT)	(13,709)	9,375	2,771

NET INCOME (LOSS)	$(28,261)	$14,890	$29,359

EARNINGS (LOSS) PER COMMON SHARE DATA
NET INCOME (LOSS) PER SHARE
Basic	$(1.68)	$0.89	$2.15
Diluted	(1.68)	0.88	2.15
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,787	16,787	13,637
Diluted	16,787	16,826	13,637
PRO FORMA DATA (Note 1)
PRO FORMA NET INCOME
Income before income taxes			$32,130
Pro forma income tax expense (unaudited)			12,400

Pro forma net income (unaudited)			$19,730

PRO FORMA NET INCOME PER SHARE (UNAUDITED)
Basic			$1.45
Diluted			1.45

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Thousands except per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,328	$8,877
Accounts receivable, net of allowances of $3,020 and $4,601, respectively	97,038	159,133
Inventories	73,368	138,359
Deferred income taxes	4,202	3,776
Assets held for sale	3,535	661
Prepaid expenses and other current assets	10,688	8,647

Total current assets	205,159	319,453

PROPERTY, PLANT AND EQUIPMENT:
Land	1,675	2,772
Buildings and leasehold improvements	14,915	14,780
Machinery, fixtures and equipment	93,675	101,701

	110,265	119,253
Less accumulated depreciation and amortization	(50,098)	(42,918)
Construction in progress	1,276	3,628

Property, plant and equipment, net	61,443	79,963
GOODWILL	98,354	108,461
INTANGIBLE ASSETS, NET	39,385	58,181
OTHER ASSETS, NET	7,625	9,594

TOTAL ASSETS	$411,966	$575,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30,445	$936
Accounts payable	27,408	49,519
Accrued liabilities	31,191	38,473

Total current liabilities	89,044	88,928

LONG-TERM DEBT	242,369	366,905
LONG-TERM LIABILITIES	4,046	281
DEFERRED INCOME TAXES	7,088	23,567
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 shares authorized and 16,787 shares issued and outstanding	17	17
Additional paid-in capital	86,135	83,709
Retained earnings (accumulated deficit)	(15,968)	12,293
Accumulated other comprehensive loss	(765)	(48)

Total shareholders’ equity	69,419	95,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$411,966	$575,652

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,261)	$14,890	$29,359
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	30,015	21,662	6,382
Stock-based compensation	2,426	3,739	1,412
Inventory theft insurance receivable allowance	1,588	—	—
Foreign currency transaction loss	2,250	—	—
Provision for inventories	4,800	—	—
Asset impairments	29,276	—	—
Deferred tax provision (credit)	(15,164)	(3,689)	679
(Gain) loss on disposal of fixed assets	284	(20)	502
Gain on sale of investment	—	—	(11)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	60,065	(4,606)	(3,478)
Inventories	58,224	(2,894)	1,124
Prepaid expenses and other assets	(4,055)	(4,967)	142
Accounts payable	(19,862)	(6,377)	(8,869)
Accrued liabilities	(5,388)	6,055	2,806

Net cash flow from operating activities	116,198	23,793	30,048

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(13,266)	(6,010)	(2,702)
Acquisition of businesses, net of cash acquired	(708)	(236,138)	—
Proceeds from the disposal of fixed assets	175	17	42
Proceeds from sale of investment	—	59	82

Net cash flow from investing activities	(13,799)	(269,072)	(2,578)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities to fund acquisitions, including issuance costs	—	127,080	—
Net borrowings (repayments) under revolving loan facilities	(93,438)	(5,450)	(46,000)
Proceeds of issuance of common stock, net of issuance costs	—	(451)	114,851
Issuance of senior notes, net of issuance costs	—	119,352	—
Repayment of long-term debt	(1,097)	(1,133)	(793)
Repurchase of common stock	—	—	(61,384)
Dividends paid to shareholders	—	—	(19,468)

Net cash flow from financing activities	(94,535)	239,398	(12,794)

Effect of exchange rate changes on cash and cash equivalents	(413)	24	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,451	(5,857)	14,676
CASH AND CASH EQUIVALENTS — Beginning of year	8,877	14,734	58

CASH AND CASH EQUIVALENTS — End of year	$16,328	$8,877	$14,734

NONCASH ACTIVITY
Capital lease obligation	$135	$50	$—
Unpaid capital expenditures	135	1,453	—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$4,848	$18,709	$1,259
Cash interest paid	29,059	23,220	15,187

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Retained	Accumulated
	Common		Additional	Earnings	Other
	Stock	Common	Paid-in	(Accumulated	Comprehensive
	Outstanding	Stock	Capital	Deficit)	Income	Total
	(Thousands)

BALANCE — December 31, 2006	16,787	$17	$80,421	$(2,597)	$—	$77,841
Comprehensive income
Net income	—	—	—	14,890	—	14,890
Cumulative translation, net of taxes					(48)	(48)
Total Comprehensive Income						14,842
Common stock issuance costs	—	—	(451)	—	—	(451)
Stock-based compensation	—	—	3,739	—	—	3,739

BALANCE — December 31, 2007	16,787	17	83,709	12,293	(48)	95,971
Comprehensive income
Net loss	—	—	—	(28,261)	—	(28,261)
Cumulative translation, net of taxes					(580)	(580)
Derivative losses, net of taxes					(137)	(137)
Total Comprehensive Income						(28,978)
Stock-based compensation	—	—	2,426	—	—	2,426

BALANCE — December 31, 2008	16,787	$17	$86,135	$(15,968)	$(765)	$69,419

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

During the first quarter of 2008, we changed our management reporting structure and the manner in which we report our financial results internally, including the integration of our 2007 Acquisitions (defined in Note 2) for reporting purposes. The changes resulted in a change in our reportable segments. Accordingly, we now have two reportable business segments: (1) Distribution, and (2) OEM. Our Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are in turn used as inputs into subassemblies of manufactured finished goods. Where applicable, prior period amounts have been recast to reflect the new reporting structure (See Note 15).

Unaudited Pro Forma Data

Our consolidated income statement for 2006 included herein contains unaudited pro forma data which give retroactive presentation as if we had been a C corporation for federal and state income tax purposes for all of 2006, given our above-noted conversion to a C corporation on October 10, 2006. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if we had been a C corporation for all of 2006, or that may result in the future.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are required for several matters, including inventory valuation; determining the allowance for uncollectible accounts and accruals for sales returns, allowances and incentives; depreciation and amortization; accounting for purchase business combinations; the recoverability of goodwill and long-lived assets; as well as, establishing restructuring, self-insurance, legal,

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental and tax accruals. Actual results could differ from those estimates. Summarized below is the activity for our accounts receivable allowance account:

	2008	2007	2006

Balance — January 1	$4,601	$2,092	$1,876
Provisions	2,973	625	294
Acquisition and purchase accounting adjustments	(65)	2,944	—
Write-offs and credit allowances, net of recovery	(4,348)	(1,060)	(78)
Foreign currency translation adjustment	(141)	—	—

Balance — December 31	$3,020	$4,601	$2,092

Revenue Recognition

Our sales represent sales of our product inventory. We generally recognize sales when products are shipped to customers and the title and risk of loss pass to the customer in accordance with the terms of sale, pricing is fixed and determinable, and collection is reasonably assured. Billings for shipping and handling costs are recorded as sales and related costs are included in cost of goods sold. A provision for payment discounts, product returns and customer incentives and allowances is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized.

Cost of Goods Sold

Cost of goods sold is primarily comprised of direct materials, labor and overhead costs (including depreciation expense) consumed in the manufacture of goods sold. Cost of goods sold also includes the cost of direct sourced merchandise sold, as well as our distribution costs, including the cost of inbound freight, internal transfers, warehousing and shipping and handling.

Foreign Currency Translation

Assets and liabilities of our Canadian subsidiary are translated to U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at exchange rates prevailing throughout the year. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. We classify outstanding checks in excess of funds on deposit within accounts payable and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in accounts payable were $0 and $2,820 at December 31, 2008 and 2007, respectively.

Inventories

Inventories include material, labor and overhead costs and are recorded at the lower of cost or market on the first-in, first-out (“FIFO”) basis. We estimate losses for excess and obsolete inventory through an assessment of its net realizable value based on the aging of the inventory and an evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.

Assets Held for Sale

Assets held for sale consists of property related to closed facilities that is currently being marketed for disposal. Assets held for sale are reported at the lower of carrying value or estimated fair value less costs to sell.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is tested for potential impairment on an annual basis or whenever events or changes in circumstances indicate that its value may be impaired. Our annual evaluation for potential goodwill impairment is performed during the fourth quarter. Our other intangible assets primarily consist of acquired customer relationships and trademarks and trade names, all of which have finite or determinable useful lives. Accordingly, these finite-lived assets are amortized to reflect the estimated pattern of economic benefit consumed, either on a straight-line or accelerated basis over the estimated periods benefited. See Note 3 for information regarding our goodwill impairment analysis.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we test the carrying amount of our long-lived assets, including finite-lived intangible assets and property, plant and equipment, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss recorded is equal to the excess of the asset’s carrying value over its fair value. The asset groups tested reflect the shared nature of our facilities and manufacturing capacity. See Note 3 for information regarding our long-lived impairment analysis.

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We adopted the provisions of FIN No. 48 on January 1, 2007 with no cumulative effect adjustment required. We believe that our income tax filing positions and deductions will be sustained upon examination and, accordingly, we have not recorded any reserves, or related accruals for interest and penalties, or uncertain income tax positions pursuant to FIN No. 48 at either December 31, 2008 or 2007. In accordance with FIN No. 48, we have adopted a policy under which, if required to be recognized in the future, we will classify interest related to the underpayment of income taxes as a component of interest expense and we will classify any related penalties in selling, engineering, general and administrating expenses in the consolidated income statements.

Derivative and Other Financial Instruments, and Concentrations of Credit Risk

From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. For those hedging relationships that meet such criteria, and for which hedge accounting is applied, we formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as the risk management objectives involved. All of our hedges for which hedge accounting is applied qualify and are designated as cash flow hedges. We assess potential counterparty credit risk on a regular basis. We assess both at inception and at least quarterly thereafter, whether the derivatives used in these cash flow hedges are highly effective in offsetting changes in the cash flows associated with the hedged item. The effective portion of the related gains or losses on these derivative instruments are recorded in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss), and are subsequently recognized in income or expense in the period in which the related hedged items are recognized. The ineffective portion of these hedges (extent to which a change in the value of the derivative contract does not perfectly offset the change in value of the designated hedged item) is immediately recognized in income.

Financial instruments also include other working capital items and debt. The carrying amounts of our cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value given the immediate or short-term maturity of these financial instruments. The fair value of the Company’s debt is disclosed in Note 7.

Concentrations of credit risk arising from trade accounts receivable are due to selling to a number of customers in a particular industry. The Company performs ongoing credit evaluations of its customers’ financial condition and obtains collateral or other security when appropriate. No customer accounted for more than 10% of accounts receivable as of December 31, 2008 or 2007, respectively.

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. SFAS No. 157 was required to be adopted by us in the first quarter of 2008 for financial assets and is effective in the first quarter of 2009 for non-financial assets. Our adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for the Company at the beginning of 2008. The Company’s adoption of the provisions of SFAS No. 159 did not impact our consolidated financial statements as we have elected not to measure our non-financial assets and liabilities at fair value.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of 2009, noncontrolling interests are to be classified as equity in the consolidated financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. We do not currently have any minority interest components at any of our subsidiaries, and, accordingly, the adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS No. 161, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

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

In May 2008, the FASB issued Statement issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The accounting and disclosure requirements of the this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. We do not operate as an insurance enterprise with financial guaranteed insurance contracts and do not anticipate the adoption of SFAS No. 163 will have a material impact on our consolidated financial statements.

2.	ACQUISITIONS

Copperfield, LLC

On April 2, 2007, we acquired 100% of the outstanding equity interests of Copperfield, LLC (“Copperfield”) for $215,449, including acquisition-related costs and working capital adjustments. The acquisition of Copperfield, which at the time of our acquisition was one of the largest privately-owned manufacturers and suppliers of electrical wire and cable products in the United States, increased our scale, diversified and expanded our customer base and we believe has strengthened our competitive position in the industry. Copperfield’s results of operations have been included in our consolidated financial statements since the acquisition date.

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

Woods Industries

On November 30, 2007, we acquired the electrical products business of Katy Industries, Inc. (“Katy”), which operated in the United States as Woods Industries, Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada”), collectively referred to herein as Woods (“Woods”). The principal business of Woods was the design and distribution of consumer electrical cord products, sold principally to national home improvement, mass merchant, hardware and other retailers. The acquisition of Woods has expanded our U.S. business while enhancing our market presence and penetration in Canada. We purchased certain assets of Woods U.S. and all the stock of Woods Canada for $53,803, including acquisition-related costs and working capital adjustments. We utilized our Revolving Credit Facility to finance the acquisition. Woods’ results of operations have been included in our consolidated financial statements since the acquisition date.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocations

The above acquisitions (“2007 Acquisitions”) were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, we have allocated the purchase price for each acquisition to the net assets acquired based on the related estimated fair values at each respective acquisition date. We finalized the purchase price allocations for the 2007 Acquisitions in 2008. During the first quarter of 2008, we changed our management reporting structure and the manner in which we report our financial results internally, resulting in a change in our reportable segments. This change required us to reassign our acquired goodwill to the new segments effective January 1, 2008 (Note 3). Certain costs related to the integration of Woods have been reflected as purchase accounting adjustments in 2008, as further detailed in Note 4.

The table below summarizes the final allocations of purchase price related to the 2007 Acquisitions as of their respective acquisition dates.

	Copperfield	Woods	Total

Cash and cash equivalents	$639	$4,884	$5,523
Accounts receivable	61,592	30,801	92,393
Inventories	41,601	27,231	68,832
Prepaid expenses and other current assets	832	2,887	3,719
Property, Plant and equipment	62,656	1,548	64,204
Intangible assets	64,400	1,400	65,800
Goodwill	43,733	5,932	49,665
Other assets	607	—	607

Total assets acquired	276,060	74,683	350,743
Current liabilities	(36,806)	(20,719)	(57,525)
Long-term liabilities	(42)	—	(42)
Deferred income taxes	(23,763)	(161)	(23,924)

Total liabilities assumed	(60,611)	(20,880)	(81,491)

Net assets acquired	$215,449	$53,803	$269,252

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Selected Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our estimated combined results of operations assuming that our acquisition of Copperfield and Woods had taken place at the beginning of each respective year. The unaudited pro forma combined results of operations for the period prior to April 2, 2007 (Copperfield) and November 30, 2007 (Woods) were prepared on the basis of information provided to us by the former management of Copperfield and Woods and we make no representation with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, additional depreciation based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets and income tax expense. In addition, the pro forma information for 2006 also gives retroactive presentation as if we had been a C corporation for federal and state income tax purposes for all of 2006. The unaudited pro forma information is presented for informational purposes only and does not include any anticipated cost savings or other effects of integration. Accordingly, it is not indicative of the results of operations that may have been achieved if the acquisition had taken place at the beginning of the periods presented, had our conversion to a C corporation occurred at the beginning of 2006, or that may result in the future. For 2007, the basic and diluted earnings per share amounts shown below are based on weighted average outstanding shares of 16,786 and 16,826, respectively. For 2006, the basic and diluted earnings per share amounts shown below are based on weighted average outstanding shares of 13,637.

	Years December 31,
	2007	2006

Net sales	$1,142,266	$1,108,079
Net income	$7,094	$23,244
Earnings per share:
Basic	$0.42	$1.70
Diluted	$0.42	$1.70

3.	GOODWILL, INTANGIBLE ASSETS AND ASSET IMPAIRMENTS

Goodwill

Changes in the carrying amount of goodwill by reportable business segment were as follows:

	Distribution	OEM
	Segment	Segment	Total

Balance as of January 1, 2008	$96,736	$11,725	$108,461
Purchase accounting adjustments — 2007 Acquisitions	1,763	—	1,763
Impairment losses	—	(11,725)	(11,725)
Foreign currency translation adjustments	(145)	—	(145)

Balance as of December 31, 2008	$98,354	$—	$98,354

As noted above, during the first quarter of 2008, we changed our management reporting structure and the manner in which we report our financial results internally, resulting in a change in our reportable segments. Accordingly, we now have two reportable business segments: (1) Distribution, and (2) OEM. This change also required us to reassign goodwill, as it had been recorded under our previous segments, to the new segments to reflect the new reporting structure. This reallocation was performed and was made effective January 1, 2008. Goodwill impairments in 2008 are further discussed below. No goodwill impairments or disposals were recorded in 2007.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The following summarizes our intangible assets at December 31, 2008 and 2007, respectively:

	Weighted	2008				2007
	Average	Gross			Net	Gross		Net
	Amortization	Carrying	Impairment	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Losses	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	4	$56,500	$(6,754)	$(18,291)	$31,455	$56,500	$(7,026)	$49,474
Trademarks and trade names	11	8,350	—	(795)	7,555	8,350	(343)	8,007
Non-competition agreements	2	1,000	—	(625)	375	1,000	(300)	700

Total	5	$65,850	$(6,754)	$(19,711)	$39,385	$65,850	$(7,669)	$58,181

Our intangible assets are being amortized over their estimated useful lives. The customer-relationship intangibles are being amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets will be consumed. Amortization expense for intangible assets was $12,006, $7,636, and $13 for the years ended December 31, 2008, 2007 and 2006, respectively. Expected amortization expense for intangible assets over the next five years is as follows:

2009	$8,794
2010	6,826
2011	5,425
2012	4,316
2013	3,456

Asset Impairments

For 2008, we recorded non-cash asset impairments as follows:

Machinery and equipment	$10,216
Intangible assets	6,754
Goodwill	11,725
Assets held for sale	581

Total	$29,276

Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we test the carrying amount of our long-lived assets, including finite-lived intangible assets and property, plant and equipment, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This assessment employs a two-step approach. The first step is used to determine if an impairment loss should be recognized. An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The asset groups tested reflect the shared nature of our facilities and manufacturing capacity. The second step involves measuring the amount of the impairment loss to be recorded. The amount of the impairment loss recorded is equal to the excess of the asset or asset group’s carrying value over its fair value. Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. This assessment employs a two-step approach. The first step involves estimating the fair value of each of our reporting units. If this step indicates that impairment potentially exists, a second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We tested our goodwill during the fourth quarter of 2008 in view of the above-noted requirements. In addition, we tested a portion of our long-lived assets within our OEM segment given our revised plans and projections for the future performance of the segment in light of our customer rationalization efforts, which now largely completed, will have the effect of reducing future sales and exposure to many customers within the segment. Our failure to secure necessary price increases with such customers, as well as the impact the declining economy appears to have had on these customers, were factors in our decision to significantly downsize our sales projections for, and capacity within, this segment and were primary factors resulting in the recognition of our 2008 asset impairments.

We used both market and income approaches to derive fair value for purposes of our impairment tests. The estimates and judgments used in these two approaches included, among others, determining comparable market multiples, developing long-term projections of future financial performance, and the selection of discount rates used to determine the present value of future cash flows. The use of different assumptions or estimates could produce significantly different results. Further asset impairments may be recognized in future periods to the extent changes in a number of factors or circumstances occur, including but not limited to further deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares in particular, deterioration in the performance or our future projections relative to one or more of our reporting units, or changes in our plans for one or more reporting unit or for certain of our long-lived asset groups or facilities. These potential future impairment charges include possible impairment related to goodwill amounts allocated to one or more of our reporting units. Of particular note in this regard is a total of approximately $21.1 million in goodwill currently allocated to our Electrical Distribution business, a reporting unit within our Distribution reportable segment. During our annual goodwill test performed in the fourth quarter of 2008, we estimated that only a marginal amount of excess exists between this unit’s fair value and respective carrying value.

4.	RESTRUCTURING AND INTEGRATION ACTIVITIES

2008 Restructuring and Integration Activities

We incurred restructuring costs of $10,225 and $874 during 2008 and 2007, respectively. These costs were primarily incurred in connection with the integration of our 2007 Acquisitions. As shown in the table below, 2008 restructuring charges included $4,039 in equipment relocation costs, $3,358 in lease termination costs, $445 in employee severance and relocation costs and $2,383 (including $73 for Siler City) in other exit costs. For 2007, we incurred a total of $279 in restructuring costs related to the integration of 2007 Acquisitions. These costs were recorded during the fourth quarter of 2007 and consisted primarily of other exit costs. In addition, we recorded a $385 reserve in 2007 for severance costs associated with the planned integration of our 2007 Acquisitions as a component of purchase accounting. This reserve was fully utilized in 2008.

During 2008, we successfully completed the majority of activities involved in fully integrating our 2007 Acquisitions. We fully integrated Woods, incorporating this business into our core operations and eliminating separate corporate and distribution functions during the first half of 2008. We also consolidated three former distribution facilities (located in Indianapolis, Indiana (acquired as part of the Woods acquisition); Gurnee, Illinois; and Waukegan, Illinois) into a single leased distribution facility which opened in April 2008 in Pleasant Prairie, Wisconsin. Additionally, as part of our integration strategy related to Copperfield, we closed facilities and consolidated the related operations of a number of the manufacturing and distribution facilities acquired as part of the Copperfield acquisition. This included the consolidation and closure of former Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, primarily into operations at one modern new facility in El Paso, Texas. As a result, we have ceased manufacturing operations at former Copperfield facilities located in Avilla, Indiana; Nogales, Arizona; and within three El Paso, Texas facilities: Zaragosa Road, Inglewood Road, and the Esther Lama Road distribution center. The building and property associated with both the Avilla and Zaragosa facility are owned and have been classified as assets held for sale in the accompanying condensed consolidated balance sheet at December 31, 2008. These properties were recorded within property, plant and equipment on our consolidated balance sheet at December 31, 2007, reflecting that they were in

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use as of December 31, 2007, and consequently did not warrant being classified as held for sale in our consolidated balance sheet at that date. We remain obligated under long-term leases for both the Inglewood and Nogales, Arizona facilities. At the time these facilities ceased being used in the fourth quarter of 2008, we recorded an expense equal to our estimate of our total remaining obligation under such leases, which run through 2015, reduced by an estimate of potential future sublease income, as a lease termination cost in 2008. Additionally, we recorded a reserve as a component of purchase accounting for estimated exit costs associated with facilities acquired as part of the Woods acquisition and closed pursuant to a plan for closing such facilities at the time of the acquisition. Though we have completed the majority of integration activities relative to our 2007 Acquisitions for which restructuring charges were expected to be incurred, we still expect to incur up to $1.0 million in restructuring charges in 2009 for costs associated with the remaining integration activities to be performed.

In addition, during the second half of 2008, we announced and executed a series of separately planned workforce reduction initiatives, including (1) a headcount reduction at our Oswego, New York manufacturing facility, and (2) workforce reductions at our El Paso, Texas facilities and within our corporate offices in Waukegan, Illinois. The Oswego reductions were made as the result of a decision to transition copper fabrication activities from the Oswego plant to our Bremen, Indiana facility, and resulted in $298 of restructuring expenses for severance and related benefits paid to effected employees. The El Paso and corporate reductions were in part a function of our integration efforts, as well as in response the deterioration of economic conditions during the fourth quarter of 2008.

2006 Restructuring Activities

During 2006, we ceased operations at our leased Miami Lakes, Florida manufacturing and distribution facility, as well as at our owned manufacturing facility in Siler City, North Carolina. The activities conducted at these locations were relocated to other facilities, most notably our Waukegan, Illinois and Hayesville, North Carolina facilities, and were also supplemented by additional international sourcing. All actions associated with the closure of these facilities were substantially complete as of December 31, 2007. We incurred $73 and $595 in costs associated with these closed facilities in 2008 and 2007, respectively. In addition, the building and property we own in Siler City, North Carolina has been classified as an asset held for sale in our consolidated balance sheet at December 31, 2007. The lease termination costs shown in the table below will be paid over the remaining term of the related leases, which run through 2015. Amounts to be expended relative to the remaining accruals are expected to be paid in 2009. The liability for restructuring costs to be paid in 2009 has been recorded within accrued liabilities (a component of current liabilities) and the liability for costs expected to be paid after 2009 has been reflected as a component of long-term liabilities on our consolidated balance sheet at December 31, 2008.

The following table summarizes activity for restructuring activities:

	Employee	Lease	Equipment	Other
	Severance	Termination	Relocation	Closing
	Costs	Costs	Costs	Costs	Total

Restructuring Activities
BALANCE — December 31, 2006	$—	$—	$—	$—	$—

Provision	—	—	—	874	874
Purchase accounting adjustments	385	—	—	—	385
Uses	—	—	—	(874)	(874)

BALANCE — December 31, 2007	$385	$—	$—	$—	$385

Provision	445	3,358	4,039	2,383	10,225
Purchase accounting adjustments	740	2,802	—	132	3,674
Uses	(1,545)	(1,193)	(4,039)	(2,491)	(9,268)

BALANCE — December 31, 2008	$25	$4,967	$—	$24	$5,016

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVENTORIES

Inventories consisted of the following:

	December 31,
	2008	2007

FIFO cost:
Raw materials	$14,628	$31,626
Work in progress	2,038	4,324
Finished products	56,702	102,409

Total	$73,368	$138,359

During 2008, as a result of applying the lower of cost or market principle to our inventories at December 31, 2008, we recorded a $4,800 million charge as a component of costs of goods sold during the fourth quarter of 2008, to reflect certain of our inventory at current market value which was below the unadjusted carrying cost for such inventory. This charge was primarily the result of a sharp, significant and other than temporary decline in the price of copper and lower overall market demand occurring during late 2008, which created downward pricing pressure and reduced the market value of certain of our inventory.

6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2008	2007

Salaries, wages and employee benefits	$3,289	$9,503
Sales incentives	10,416	14,383
Interest	5,988	6,505
Other	11,498	8,082

Total	$31,191	$38,473

7.	DEBT

Total borrowings were as follows:

	December 31,
	2008	2007

Revolving credit facility expiring April 2, 2012	$30,000	$123,438
9.875% Senior notes due October 1, 2012, including unamortized premium of $2,352 and $2,980, respectively	242,352	242,980
Capital lease obligations	462	782
Other long-term debt	—	641

	272,814	367,841
Less current portion	(30,445)	(936)

Total long-term debt	$242,369	$366,905

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility

Our five-year Revolving Credit Facility is a senior secured facility that provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At December 31, 2008, we had $30,000 in borrowings outstanding under the facility, with $74,184 in remaining excess availability. At December 31, 2007, we had $123,438 in borrowings outstanding under the facility, with $60,295 in remaining excess availability.

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10,000 in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (i) $200,000 or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10,000 sublimit for letters of credit. Interest is payable, at our option, at the agent’s prime rate plus a range of 0.0% to 0.5% or the Eurodollar rate plus a range of 1.25% to 1.75%, in each case based on quarterly average excess availability under the Revolving Credit Facility. The average rate of interest under the Revolving Credit Facility during 2008, 2007 and 2006 approximated 4.1%, 6.9% and 7.0%, respectively.

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

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. We are also prohibited from making prepayments on the Senior Notes (defined below), except for scheduled payments required pursuant to the terms of such Senior Notes. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability in 2008.

On November 1, 2007, the Revolving Credit Facility was amended to allow for our acquisition of Woods. The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25,000.

The Company classifies the portion of the Revolving Credit Facility that is expected to be paid within the next year as a current liability. Accordingly, as the entire $30,000 outstanding on the Revolving Credit Facility as of December 31, 2008 was subsequently paid down during the first quarter of 2009, it has been classified within current liabilities on our consolidated balance sheet as of December 31, 2008.

9.875% Senior Notes

At December 31, 2008, we had $240,000 in aggregate principal amount of 9.875% senior notes outstanding, all of which mature on October 1, 2012 (the “Senior Notes”). The Senior Notes include the $120,000 aggregate principal amount of 2007 Notes issued in connection with our acquisition of Copperfield. The 2007 notes are governed by the same indenture (the “Indenture”) and have substantially the same terms and conditions as our $120,000 aggregate principal of 9.875% senior notes issued in 2004 (the “2004 Notes”). We received a premium of $3,450 in connection with the issuance of the 2007 Notes due to the fact that the 2007 Notes were issued at 102.875% of the principal amount thereof, resulting in proceeds of $123,450. This premium is being amortized to

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

par value over the remaining life of the 2007 Notes, and accordingly, the effective interest rate on our $240,000 principal Senior Notes is 9.74%.

At December 31, 2008, annual maturities of long-term debt for each of the next five years and thereafter are shown in the below table. As noted above, the entire $30,000 outstanding on the Revolving Credit Facility as of December 31, 2008 was subsequently paid down during the first quarter of 2009 and has been classified within current liabilities on our consolidated balance sheet as of December 31, 2008.

2009	$445
2010	14
2011	3
2012	240,000
2013	—
Subsequent to 2013	—

Total debt maturities	240,462
Revolving Credit Facility	30,000
Unamortized premium on long-term debt	2,352

Total debt	$272,814

Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends. Under these covenants, we could not declare excess cash flow dividends for the year ended December 31, 2008. The Company does not anticipate paying any dividends on its common stock in the foreseeable future. The fair value of our debt and capitalized lease obligations was approximately $191.2 million and $350.5 million at December 31, 2008 and 2007, respectively.

Debt Issue Costs

We incurred fees and expenses of $5,906 in connection with our issuance of the 2007 Notes and the amendment of our Revolving Credit Facility. These fees, along with $6,608 incurred in 2004 in connection with the 2004 Notes issuance and refinancing activity, are being amortized over the remaining term of the Revolving Credit Facility and Senior Notes, respectively. Amortization of debt issue costs was $1,896, $1,656 and $935 in 2008, 2007 and 2006, respectively. Accumulated amortization of debt issue costs was $5,656 and $3,760 at December 31, 2008 and 2007, respectively.

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our income (loss) before income taxes includes the following components:

	2008	2007	2006

Income (loss) before income taxes
U.S	$(45,358)	$23,367	$32,130
Foreign	3,388	898	—

Total	$(41,970)	$24,265	$32,130

The income tax expense (benefit) consists of the following:

	2008	2007	2006

Current tax expense	$1,453	$13,064	$2,092
Deferred income tax expense (benefit)	(15,164)	(3,689)	679

Total income tax expense (benefit)	$(13,709)	$9,375	$2,771

Our deferred taxes result primarily from the tax effect of differences between the financial and tax basis of assets and liabilities based on enacted tax laws. Valuation allowances, if necessary, are provided against deferred tax assets that are not likely to be realized. No such valuation allowances were recorded as of December 31, 2008 or 2007.

Significant components of deferred tax (assets) and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Reserves not deducted for tax:
Allowances for uncollectible accounts	$(537)	$(604)
Legal reserves	(216)	(151)
Employee benefits	(372)	(499)
Insurance receivable allowance	(613)	—
Other	(3,273)	(1,678)
Tax credits	(1,488)	—
Inventories	(1,266)	(1,292)
Stock-based compensation	(2,741)	(1,465)
Deferred tax liabilities:
Depreciation and amortization	12,734	24,951
Other	658	529

Net deferred tax liability	$2,886	$19,791

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between income tax amounts at the statutory tax rate to income tax expense recorded on our consolidated income statement is as follows:

	2008	2007	2006

Income taxes (benefit) at federal statutory rate	$(14,698)	$8,487	$10,924
Increase (decrease) in income taxes resulting from:
Goodwill impairments	3,345	—	—
Change in state tax rates	(851)	—	—
Non-taxable S corporation (income) losses	—	—	(9,348)
State taxes (net of federal tax benefit)	(918)	1,331	652
S to C corporation conversion	—	—	346
Other	(587)	(443)	197

Income taxes	$(13,709)	$9,375	$2,771

We provide for U.S. deferred taxes and foreign withholding tax on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The Internal Revenue Service has completed reviews of our federal income tax returns through 2004.

9.	COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $8,026, $4,603, and $3,225 for 2008, 2007 and 2006, respectively. Minimum future lease payments under capital and operating leases, with non-cancelable initial lease terms in excess of one year as of December 31, 2008, were as follows:

	Capital	Operating
	Leases	Leases

2009	$472	$7,776
2010	15	7,781
2011	3	6,386
2012	—	6,101
2013	—	4,834
After 2013	—	15,164

Total	$490	$48,042

Less: Amounts representing interest	28

Present value of future minimum lease payments	462
Less: Current obligations under capital leases	445

Long-term obligations under capital leases	$17

We record our obligation under capital leases within debt in the accompanying consolidated balance sheets (see Note 7). The gross amount of assets recorded under capital leases as of December 31, 2008 and 2007 was $2,019 and $1,881, respectively. Accumulated depreciation was $1,757 and $1,424 at December 31, 2008 and 2007, respectively. We depreciate these assets over the shorter of their related lease terms or estimated useful lives.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Benefits

We provide defined contribution savings plans for employees meeting certain age and service requirements. In the past, we have made matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $1,307, $1,005 and $723 related to these savings plans during 2008, 2007 and 2006, respectively. Early in 2009, we suspended our discretionary matching contributions to such plans for our non-union participants.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of December 31, 2008 we had a $460 accrual recorded for this liability.

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

On April 24, 2006, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment claiming that we were not entitled to tax deductions in connection with our then-existing practice involving the prepayment of certain management fees and our payment of certain factoring costs to CCI Enterprises, Inc., our wholly-owned C corporation subsidiary. We settled this matter with the IRS in 2008 and as a result, under the above-noted Tax Matters Agreement, we are obligated to indemnify our S corporation shareholders on record as of the effective date of the Tax Matters Agreement, for amounts owed as a result of the settlement. As of December 31, 2008, we have accrued costs of approximately $480, including interest, recorded for this obligation. Amounts expensed for this matter have been classified in other loss in the accompanying consolidated statements of operations.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

At December 31, 2008, we had outstanding copper futures contracts, with an aggregate fair value of $132, consisting of contracts to sell 1,425 pounds of copper in March 2009, as well as contracts to buy 875 pounds of copper at various dates through the end of 2009. The aggregate fair value of such contracts has been recorded as a component of prepaid expenses and other current assets on our consolidated balance sheet at December 31, 2008. At December 31, 2008, we had an aggregate loss of $137, net of tax, recorded as a component of Accumulated Other Comprehensive Income (Loss) in relation to those contracts meeting the hedge accounting requirements to be accounted for as cash flow hedges. We did not reclassify any amounts from Accumulated Other Comprehensive Income (Loss) into earnings during 2008. We expect to reclassify the entire amount recorded in Accumulated Other Comprehensive Income (Loss) for such derivative losses at December 31, 2008 into earnings during the next 12 months. We recognized $12 in ineffectiveness expense related to these hedges in 2008. At December 31, 2007, we had outstanding contracts, with an aggregate fair value of $320, to sell 1,000 pounds of copper in March 2008, recorded as a component of prepaid expenses and other current assets on our consolidated balance sheet at December 31, 2007. We did not apply hedge accounting to any of the contracts outstanding at December 31, 2007. We recorded aggregate gains of $3,589, $320 and $240 as a reduction to cost of goods sold in our consolidated income statement for 2008, 2007 and 2006, respectively.

Riblet Pension Plan

As a result of its merger with Riblet Products Corporation (“Riblet”) in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 92 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan. We recorded a cumulative effect charge and associated accrual of $923 in 2008 to reflect the funded status of the plan at December 31, 2008. Certain assets of the pension plan are invested in a fund as to which Mr. Sam Levinson, a director of the Company, serves as a sub-advisor.

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

11.	EARNINGS PER SHARE

The dilutive effect of stock options outstanding on weighted average shares outstanding for 2008, 2007 and 2006 was as follows:

		Years Ended December 31,
	2008	2007	2006

Basic weighted average shares outstanding	16,787	16,786	13,637
Dilutive effect of share-based awards	—	40	—

Diluted weighted average shares outstanding	16,787	16,826	13,637

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To the extent stock options and awards are anti-dilutive, they are excluded from the calculation of diluted weighted average shares outstanding. Awards with respect to 1,096 and 848 common shares were not included in the computation of diluted earnings per share for 2008 and 2007, respectively, because they were anti-dilutive. There were no awards excluded from the computation of diluted earnings per share for 2006 because they were anti-dilutive.

12.	STOCK-BASED COMPENSATION

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. In April 2008, an amended and restated plan was approved by shareholders that, among other things, (1) increased the number of shares authorized for issuance under the Company’s plan from 1,650 to 2,440 and (2) added stock appreciation rights, restricted or unvested stock, restricted stock units, performance shares, performance units and incentive performance bonuses as available awards under the plan. Of the total 2,440 shares authorized for issuance under the plan, 1,097 were issued as of December 31, 2008, with the remaining 1,343 shares available for future grant over the balance of the plan’s ten-year life, which ends in 2016. Total stock-based compensation expense was $2,426, $3,739 and $1,412 in 2008, 2007 and 2006, respectively. The total expense of $1,412 for 2006 included $531 for stock granted to one of our directors as further discussed in Note 13. At December 31, 2008, there was $1,224 of total unrecognized compensation cost related to nonvested share-based compensation arrangements that we expect will vest and be recognized over a weighted-average period of 1.2 years.

Stock Options

Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant. These options become exercisable over a three-year annual vesting period and expire 10 years from the date of grant. We utilize the fair value method set forth by SFAS No. 123(R) in accounting for stock-compensation expense, estimating the fair value of options granted under our plan at each related grant date using a Black-Scholes option-pricing model. The following table sets forth information about the weighted-average fair value of options granted during 2008, 2007 and 2006, and the weighted-average assumptions used for such grants:

	2008	2007	2006

Fair value of options at grant date (per share)	$4.38	$11.67	$8.09
Dividend yield	0%	0%	0%
Expected volatility	51%	45%	45%
Risk-free interest rate	3.56%	4.70%	4.74%
Expected term of options	6 years	6 years	7 years

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in stock options for 2008 were as follows:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value

Outstanding on January 1, 2008	888	$15.52
Granted	206	$8.38
Exercised	—	—
Forfeited or expired	(65)	15.00

Outstanding on December 31, 2008	1,029	$14.12	8.1	—
At December 31, 2008:
Vested or expected to vest	987	$14.19	8.1	—
Exercisable	—	—		—

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value. We have no policy or plan to repurchase common shares to mitigate the dilutive impact of options.

Stock Awards

In January 2008, the Company granted unvested common shares to members of its board of directors. One-third of the shares vest on the first, second and third anniversary of the grant date.

Changes in nonvested shares for 2008 were as follows:

		Weighted-
		Average
		Grant -Date
	Shares	Fair Value

Nonvested at January 1, 2008	—	—
Granted	67	$8.41
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2008	67	$8.41

13.	RELATED PARTIES

We lease our corporate office facility from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of our Board of Directors and executive management. We made rental payments of $378, $368 and $359 to HQ2 in 2008, 2007 and 2006, respectively. In addition, we lease three manufacturing facilities and three vehicles from DJR Ventures, LLC in which one of our executive officers has substantial minority interest, and we paid a total of $1,189 and $907 in 2008 and 2007, respectively.

For 2007 and prior years, we had consulting arrangements with two of our shareholders whereby, in addition to their service as directors of the Company, they provided advice and counsel on business planning and strategy, including advice on potential acquisitions. Under these consulting arrangements, each of these two individuals received $175 as annual compensation for their services. Pursuant to these arrangements, and for their service as directors, we paid each individual $175 and $213 in 2007 and 2006, respectively. The consulting arrangements were terminated effective December 31, 2007. Furthermore, from October of 2006 through December of 2007, in addition to the above-noted consulting services, each received $75 as annual compensation for their services as

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

co-chairmen of the board of directors. On January 1, 2008, the Company amended its compensation arrangements for its directors. Under these arrangements, annually the co-chairmen each receive $100 in cash and $100 in Company stock. For 2008, $155 was expensed for each individual’s services as co-chairmen.

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

In 2005, we experienced a theft of inventory resulting from break-ins at our manufacturing facility in Miami Lakes, Florida, which we have since closed. We have been in discussion with our insurance carriers relative to this matter, and during the first quarter of 2008, we engaged outside legal counsel in an effort to resolve certain disputes pertaining to our coverage under our related insurance policies. During the third quarter of 2008, as a result of failing to secure satisfactory settlement of the matter with our insurers, we commenced legal action in regard to this matter and recorded an allowance for the related insurance receivable. Accordingly, we recorded a $1,588 non-cash charge in 2008 that fully reserves the insurance receivable reflected on our consolidated balance sheet for the theft of the related inventory and associated product reels. Though an ultimate resolution is still to be determined, we are seeking to recover the related loss, net of deductibles, under such insurance policies.

15.	BUSINESS SEGMENT INFORMATION

During the first quarter of 2008, we changed our management reporting structure and the manner in which we report our financial results internally, including the integration of our 2007 Acquisitions for reporting purposes. The changes resulted in a change in our reportable segments. Accordingly, we now have two reportable business segments: (1) Distribution, and (2) OEM. These reportable segment classifications are based on an aggregation of customer groupings and distribution channels reflective of the manner in which our chief operating decision maker, the chief executive officer, evaluates the Company’s results. Our Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are in turn used as inputs into subassemblies of manufactured finished goods. Where applicable, prior period amounts have been recast to reflect the new reporting structure.

We have aggregated our operating segments, as set forth in the table below, into the above-noted reportable business segments in accordance with the criteria defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Our operating segments have common production processes and manufacturing facilities. Accordingly, we do not identify all of our net assets to our operating segments. Thus, we do not report capital expenditures at the segment level. Additionally, depreciation expense is not allocated to our segments but is included in our manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product passes through our manufacturing work centers. Accordingly, as products are sold across multiple segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each operating segment.

Revenues by business segment represent sales to unaffiliated customers and no one customer or group of customers under common control accounted for more than 10% of consolidated net sales.

End Markets	Principal Products	Applications	Customers

Distribution Segment
Retail Distribution	Extension cords, trouble lights, battery booster cables, battery cables and accessories, surge and strip and electronic cable products	Wide variety of consumer applications	National and regional mass merchandisers, home centers, hardware distributors, warehouse clubs and other consumer retailers
Electrical Distribution	Industrial power, electronic and communication cables, low voltage wire and assembled products	Construction and industrial MRO applications	Buying groups, national chains and independent distributors
Wire and Cable Distribution	Industrial power, electronic and communication cables and low voltage wire	Construction and industrial MRO applications	Independent distributors
Industrial Distribution	Extension cords, ground fault circuit interrupters, industrial cord reels, custom cords, trouble lights, portable halogen lights and electrical/electronic cables	Various commercial construction and industrial applications	Specialty, tool and fastener distributors; MRO/industrial catalog houses and retail/general construction supply houses
	Irrigation, sprinkler and polyethylene golf course cables	Commercial and residential sprinkler systems, low voltage lighting applications and well pumps	Turf and landscape, golf course and submersible pump distributors

OEM Segment
OEM	Custom cables and specialty copper products	Various applications across various OEM businesses	OEMs

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments and intangible amortization. The Company’s segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. The accounting policies of the segments are the same as those described in Note 1.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial data for our business segments are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net sales:
Distribution	$670,740	$576,602	$394,845
OEM	302,228	287,542	28,513

Total	$972,968	$864,144	$423,358

Operating income:
Distribution	$57,142	$58,439	$51,676
OEM	(3,348)	8,323	3,671

Total	53,794	66,762	55,347
General corporate	(63,927)	(14,937)	(6,787)

Consolidated operating income	$(10,133)	$51,825	$48,560

Net sales to external customers by our product groups are as follows:

Net Sales by Groups of Products	2008	2007	2006
		(In thousands)

Industrial Wire and Cable	$293,250	$312,105	$199,804
Electronic Wire	381,227	402,146	124,788
Assembled Wire and Cable Products	261,313	120,940	83,400
Fabricated Bare Wire	37,178	28,953	15,366

Total	$972,968	$864,144	$423,358

In 2008 and 2007, our consolidated net sales included a total of $42.7 million and $3.4 million, respectively, of net sales in Canada, primarily as a result of the 2007 Woods acquisition. In addition, we had a total of approximately $0.5 million in tangible long-lived assets in Canada at both December 31, 2008 and 2007. We did not have any significant sales activity or any tangible long-lived assets in Canada during 2006. In addition, we did not have any significant sales outside of the U.S. and Canada in 2008, 2007 or 2006.

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Total

Net sales	$501,847	$428,645	$42,476	$—	$972,968
Cost of goods sold	438,514	408,850	32,003	—	879,367

Gross profit	63,333	19,795	10,473	—	93,601
Selling, engineering, general and administrative expenses	42,672	5,154	4,401	—	52,227
Intangible amortization	267	11,634	105	—	12,006
Impairment charges	29,276				29,276
Restructuring charges	1,455	8,760	10	—	10,225

Operating income (loss)	(10,337)	(5,753)	5,957	—	(10,133)
Interest expense	29,454	(92)	294	—	29,656
Other loss (income)	(69)	—	2,250	—	2,181

Income before income taxes	(39,722)	(5,661)	3,413	—	(41,970)
Income tax expense	(13,741)	(940)	972	—	(13,709)
Income from subsidiaries	(2,280)	—	—	2,280	—

Net income (loss)	$(28,261)	$(4,721)	$2,441	$2,280	$(28,261)

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2007

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Total

Net sales	$446,652	$433,052	$3,395	$(18,955)	$864,144
Cost of goods sold	371,639	385,942	1,970	—	759,551

Gross profit	75,013	47,110	1,425	(18,955)	104,593
Selling, engineering, general and administrative expenses	38,740	23,997	476	(18,955)	44,258
Intangible amortization	14	7,613	9	—	7,636
Restructuring charges	595	279	—	—	874

Operating income	35,664	15,221	940	—	51,825
Interest expense	19,039	8,437	43	—	27,519
Other income	42	—	(1)	—	41

Income before income taxes	16,583	6,784	898	—	24,265
Income tax expense	8,697	429	249	—	9,375
Income from subsidiaries	7,004	—	—	(7,004)	—

Net income	$14,890	$6,355	$649	$(7,004)	$14,890

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net sales	$407,389	$30,641	$(14,672)	$423,358
Cost of goods sold	327,840	13,802	—	341,642

Gross profit	79,549	16,839	(14,672)	81,716
Selling, engineering, general and administrative expenses	32,834	13,598	(14,672)	31,760
Restructuring charges	1,396	—	—	1,396

Operating income	45,319	3,241	—	48,560
Interest expense	14,996	937	—	15,933
Other loss, net	497	—	—	497

Income before income taxes	29,826	2,304	—	32,130
Income tax expense	2,219	552	—	2,771
Income from guarantor subsidiaries	1,752	—	(1,752)	—

Net income	$29,359	$1,752	$(1,752)	$29,359

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,606	$60	$3,662	$—	$16,328
Accounts receivable, net of allowances	70,724	19,912	6,402	—	97,038
Intercompany receivable	—	105,487	—	(105,487)	—
Inventories, net	56,393	11,609	5,366	—	73,368
Deferred income taxes	3,968	191	43	—	4,202
Assets held for sale	3,535	—	—	—	3,535
Prepaid expenses and other current assets	7,160	3,475	53	—	10,688

Total current assets	154,386	140,734	15,526	(105,487)	205,159
PROPERTY, PLANT AND EQUIPMENT, NET	16,693	44,300	450	—	61,443
GOODWILL	57,679	39,417	1,258	—	98,354
INTANGIBLE ASSETS, NET	756	38,408	221	—	39,385
OTHER ASSETS, NET	16,277	636	70	(9,358)	7,625
INVESTMENT IN SUBSIDIARIES	241,974	—	—	(241,974)	—

TOTAL ASSETS	$487,765	$263,495	$17,525	$(357,819)	$411,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30,445	$—	$—	$—	$30,445
Accounts payable	22,232	3,041	2,135	—	27,408
Intercompany payable	104,661	—	801	(105,462)	—
Accrued liabilities	9,221	18,767	3,203	—	31,191

Total current liabilities	165,559	21,808	6,139	—	89,044

LONG-TERM DEBT	242,369	—	—	(105,462)	242,369
LONG TERM LIABILITIES, NET	1,592	2,479	9,358	(9,383)	4,046
DEFERRED INCOME TAXES	7,826	(356)	(382)	—	7,088
Common stock	17	—	—	—	17
Additional paid in capital	86,135	215,449	—	(215,449)	86,135
Accumulated other comprehensive income	(765)	—	(629)	629	(765)
Retained earnings (accumulated deficit)	(15,968)	24,115	3,039	(27,154)	(15,968)

Total shareholders’ equity	69,419	239,564	2,410	(241,974)	69,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$487,765	$263,495	$17,525	$(356,819)	$411,966

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2007

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,822	$14	$5,041	$—	$8,877
Accounts receivable, net of allowances	83,596	68,533	7,004	—	159,133
Intercompany receivable	27,006	17,273	1,736	(46,015)	—
Inventories, net	80,231	51,303	6,825	—	138,359
Deferred income taxes	3,169	607	—	—	3,776
Assets held for sale	661	—	—	—	661
Prepaid expenses and other current assets	7,839	3,167	187	(2,546)	8,647

Total current assets	206,324	140,897	20,793	(48,561)	319,453
PROPERTY, PLANT AND EQUIPMENT, NET	16,352	63,104	507	—	79,963
GOODWILL	62,413	43,638	2,410	—	108,461
INTANGIBLE ASSETS, NET	1,022	56,788	371	—	58,181
OTHER ASSETS, NET	8,811	783	—	—	9,594
INVESTMENT IN SUBSIDIARIES	260,247	—	—	(260,247)	—

TOTAL ASSETS	$555,169	$305,210	$24,081	$(308,808)	$575,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$310	$626	$—	$—	$936
Accounts payable	25,515	21,586	2,418	—	49,519
Intercompany payable	19,009	27,006	—	(46,015)	—
Accrued liabilities	24,051	11,217	5,751	(2,546)	38,473

Total current liabilities	68,885	60,435	8,169	(48,561)	88,928

LONG-TERM DEBT	366,635	270	—	—	366,905
LONG TERM LIABILITIES, NET	—	281	—	—	281
DEFERRED INCOME TAXES	23,519	48	—	—	23,567
Common stock	17	—	—	—	17
Additional paid in capital	83,709	215,341	15,421	(230,762)	83,709
Accumulated other comprehensive income	111	—	(159)	—	(48)
Retained earnings (accumulated deficit)	12,293	28,835	650	(29,485)	12,293

Total shareholders’ equity	96,130	244,176	15,912	(260,247)	95,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$555,169	$305,210	$24,081	$(308,308)	$576,652

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$(28,261)	$(4,721)	$2,441	$2,280	$(28,261)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	6,579	23,194	242	—	30,015
Impairment charge	28,693	583			29,276
Stock-based compensation	2,426	—	—	—	2,426
Inventory theft insurance receivable allowance	1,588				1,588
Foreign currency transaction loss	—	—	2,250	—	2,250
Provision for inventories	4,618	182	—	—	4,800
Deferred tax provision	(16,370)	(78)	1,284	—	(15,164)
Loss on sale of fixed assets — net	58	170	56	—	284
Equity in consolidated subsidiary	2,280	—	—	(2,280)	—
Changes in operating assets and liabilities:
Accounts receivable	12,872	48,621	(1,428)	—	60,065
Inventories	19,234	39,513	(523)	—	58,224
Prepaid expenses and other assets	(1,093)	(134)	(282)	(2,546)	(4,055)
Accounts payable	(3,263)	(17,246)	647	—	(19,862)
Intercompany accounts	94,842	(91,290)	(3,552)	—	—
Accrued liabilities	(16,140)	9,846	(1,640)	2,546	(5,388)

Net cash flow from operating activities	108,063	8,640	(505)	—	116,198

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,806)	(7,999)	(461)	—	(13,266)
Acquisition of businesses, net cash acquired	(708)	—	—	—	(708)
Proceeds from the sale of fixed assets	142	33	—	—	175
Proceeds from the sale of investment	—	—	—	—	—

Net cash flow from investing activities	(5,372)	(7,966)	(461)	—	(13,799)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities to fund acquisitions including issue costs	—	—	—	—	—
Net borrowings (repayments) under revolving loan facilities	(93,438)	—	—	—	(93,438)
Proceeds of issuance of common stock, net	—	—		—	—
Repayment of long-term debt	(471)	(626)	—	—	(1,097)
Borrowings of long-term debt	—	—	—	—	—

Net cash flow from financing activities	(93,909)	(626)	—	—	(94,535)

Effect of exchange rate on cash and cash equivalents		—	(413)	—	(413)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,784	46	(1,379)	—	7,451
CASH AND CASH EQUIVALENTS — Beginning of year	3,822	14	5,041	—	8,877

CASH AND CASH EQUIVALENTS — End of year	$12,606	$60	$3,662	$—	$16,328

NONCASH ACTIVITY
Capital lease obligations	$135	$—	$—	$—	$135
Unpaid capital expenditures	24	111	—	—	135

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$14,890	$6,355	$649	$(7,004)	$14,890
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	4,604	17,055	3	—	21,662
Stock-based compensation	3,739	—	—	—	3,739
Deferred tax provision	(3,188)	(501)	—	—	(3,689)
Loss on sale of fixed assets — net	(44)	24	—	—	(20)
Equity in consolidated subsidiary	(7,004)	—	—	7,004	—
Changes in operating assets and liabilities:
Accounts receivable	(784)	(5,412)	1,590	—	(4,606)
Inventories	(685)	(2,944)	735	—	(2,894)
Prepaid expenses and other assets	(5,247)	(731)	(168)	1,179	(4,967)
Accounts payable	7,611	(13,428)	(560)	—	(6,377)
Intercompany accounts	2,555	(1,093)	(1,462)	—	—
Accrued liabilities	4,325	3,441	(532)	(1,179)	6,055

Net cash flow from operating activities	20,772	2,766	255	—	23,793

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,165)	(2,822)	(23)	—	(6,010)
Acquisition of businesses, net cash acquired	(268,562)	639	4,785	—	(263,138)
Proceeds from the sale of fixed assets	17	—	—	—	17
Proceeds from the sale of investment	59	—	—	—	59

Net cash flow from investing activities	(271,651)	(2,183)	4,762	—	(269,072)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities to fund acquisitions including issue costs	127,080	—	—	—	127,080
Net borrowings (repayments) under revolving loan facilities	(5,450)	—	—	—	(5,450)
Proceeds of issuance of common stock, net	(451)	—		—	(451)
Repayment of long-term debt	(549)	(584)	—	—	(1,133)
Borrowings of long-term debt	119,352	—	—	—	119,352

Net cash flow from financing activities	239,982	(584)	—	—	239,398

Effect of exchange rate on cash and cash equivalents		—	24	—	24
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,897)	(1)	5,041	—	(5,857)
CASH AND CASH EQUIVALENTS — Beginning of year	14,719	15	—	—	14,734

CASH AND CASH EQUIVALENTS — End of year	$3,822	$14	$5,041	$—	$8,877

NONCASH ACTIVITY
Capital lease obligations	$35	$15	$—	$—	$50
Unpaid capital expenditures	45	1,408	—	—	1,453

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$29,359	$1,752	$(1,752)	$29,359
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	5,470	912	—	6,382
Noncash interest income	—	—	—	—
Stock-based compensation	1,412	—	—	1,412
Deferred tax provision	694	(15)	—	679
Loss on sale of fixed assets — net	359	143	—	502
Gain on sale of investment — net	(11)	—	—	(11)
Equity in consolidated subsidiary	(1,752)	—	1,752	—
Changes in operating assets and liabilities:
Accounts receivable	(3,387)	(91)	—	(3,478)
Inventories	1,275	(151)	—	1,124
Prepaid expenses and other assets	(252)	(973)	1,367	142
Accounts payable	(8,745)	(124)	—	(8,869)
Intercompany accounts	360	(360)	—	—
Accrued liabilities	4,430	(257)	(1,367)	2,806

Net cash flow from operating activities	29,212	836	—	30,048

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,332)	(370)	—	(2,702)
Proceeds from the sale of fixed assets	42	—	—	42
Proceeds from the sale of investment	82	—	—	82

Net cash flow from investing activities	(2,208)	(370)	—	(2,578)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving loan facilities	(46,000)	—	—	(46,000)
Proceeds of issuance of common stock, net	114,851	—	—	114,851
Repayment of long-term debt	(322)	(471)	—	(793)
Borrowings of long-term debt	—	—	—	—
Repurchase of common stock	(61,384)	—	—	(61,384)
Dividends paid to shareholders	(19,468)	—	—	(19,468)

Net cash flow from financing activities	(12,323)	(471)	—	(12,794)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,681	(5)	—	14,676
CASH AND CASH EQUIVALENTS — Beginning of year	38	20	—	58

CASH AND CASH EQUIVALENTS — End of year	$14,719	$15	$—	$14,734

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	QUARTERLY RESULTS (UNAUDITED)

	First		Second		Third		Fourth		Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Total Net Sales	$252,483	$109,396	$267,578	$247,018	$270,712	$253,453	$182,195	$254,277	$972,968	$864,144
Gross Profit	28,849	16,486	28,292	28,378	29,898	29,166	6,562	30,563	93,601	104,593
Total Operating Income (Loss)	13,250	7,642	8,871	14,647	10,045	14,838	(42,299)	14,698	(10,133)	51,825
Total Net Income (Loss)	3,258	2,794	843	4,098	1,737	4,043	(34,099)	3,955	(28,261)	14,890
Net Income (Loss) Per Share
Basic	0.19	0.17	0.05	0.24	0.10	0.24	(2.03)	0.24	(1.68)	0.89
Diluted	0.19	0.17	0.05	0.24	0.10	0.24	(2.03)	0.24	(1.68)	0.88

Annual amounts may differ from sum of respective quarters due to rounding.

As discussed in Note 3, we incurred non-cash asset impairment charges totaling $29,276 in the fourth quarter of 2008 related to the impairment of certain machinery and equipment, intangible assets and goodwill. (See Note 4)

As discussed in Note 5, during the fourth quarter of 2008, we incurred a $4,800 lower of cost or market charge related to our inventory at December 31, 2008. (See Note 5)

As discussed in Note 4, we have incurred restructuring and integration charges related to two the integration of our 2007 Acquisitions, and to a lesser degree, two facilities closed in 2006. We recorded $176, $2,835, 2,504 and $4,710 in total restructuring expenses in the first, second, third and fourth quarters of 2008, respectively, and $364, $163, $53 and $294 in restructuring and integration charges in the first, second, third and fourth quarters of 2007, respectively. (See Note 4)

As discussed in Note 14, during the third quarter of 2008, we recorded an allowance of $1,588 for an insurance-related receivable related to a theft which occurred at one of our now-closed manufacturing facilities in 2005. (See Note 14)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 11th day of March 2009.

/s/ G. Gary Yetman G. Gary Yetman	Director, President and Chief Executive Officer

/s/ Richard N. Burger Richard N. Burger	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ David Bistricer David Bistricer	Director

/s/ Nachum Stein Nachum Stein	Director

/s/ Shmuel D. Levinson Shmuel D. Levinson	Director

/s/ James G. London James G. London	Director

/s/ Denis Springer Denis Springer	Director

/s/ Isaac Neuberger Isaac Neuberger	Director

/s/ Harmon Spolan Harmon Spolan	Director

/s/ Dennis Martin Dennis Martin	Director

S-1

Index to Exhibits

Item No.			Description

3.1		—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
3.2		—	Amended and Restated By-Laws of Coleman Cable, Inc., effective as of October 11, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
4.1		—	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.
4.2		—	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.
4.3		—	Registration Rights Agreement, dated October 11, 2006 between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
4.4		—	Shareholders Agreement, dated October 11, 2006 between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.1		—	Amended and Restated Credit Agreement dated as of April 2, 2007 among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administration agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.2		—	First Amendment to Amended and Restated Credit Agreement dated as of November 1, 2007 by and among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form 8-K filed on November 2, 2007.
10.3		—	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.4		—	Consulting Agreement dated as of October 11, 2006 by and between Coleman Cable, Inc. and David Bistricer, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.5		—	Consulting Agreement dated as of October 11, 2006 by and between Coleman Cable, Inc. and Nachum Stein, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*10	.6	—	2006 Long-Term Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*10	.7	—	First Amendment to the 2006 Long-Term Incentive Plan, incorporated herein by reference to our Proxy Statement filed on April 10, 2007.
*10	.8	—	Form of Non-Qualified Stock Option Agreement Under the 2006 Long-Term Incentive Plan, incorporated herein by reference to our Form S-1 filed on November 16, 2006.
10.9		—	Indemnification Agreement dated November13, 2007 by and between Morgan Capital LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10	.10	—	Amended and Restated Employment Agreement, dated as of December 29, 2008 by and between Coleman Cable, Inc. and Richard N. Burger.
*10	.11	—	Employment Agreement, dated December 29, 2008 between Coleman Cable, Inc. and Richard Carr.
*10	.12	—	Amended and Restated Employment Agreement, dated as of December 30, 2008 by and between Coleman Cable, Inc. and G. Gary Yetman.

E-1

Item No.			Description

*10	.13	—	Employment Agreement, dated December 30, 2008 between Coleman Cable, Inc. and Mike Frigo.
21.1		—	Subsidiaries.
23.1		—	Consent of Deloitte & Touche LLP.
24.1			Power of Attorney (included on signature page of this filing).
31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

E-2