Form 10-Q
period 2009-03-31
Coleman Cable, Inc.
filed 2009-05-11
CIK 1323653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
Common shares outstanding as of May 1, 2009: 17,179,979

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2009	2008
NET SALES	$117,322	$252,483
COST OF GOODS SOLD	100,774	223,634

GROSS PROFIT	16,548	28,849
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	10,659	12,761
INTANGIBLE ASSET AMORTIZATION	2,630	2,662
ASSET IMPAIRMENTS	69,498	—
RESTRUCTURING CHARGES	657	176

OPERATING INCOME (LOSS)	(66,896)	13,250
INTEREST EXPENSE	6,405	7,804
OTHER LOSS, NET	339	121

INCOME (LOSS) BEFORE INCOME TAXES	(73,640)	5,325
INCOME TAX EXPENSE (BENEFIT)	(8,870)	2,067

NET INCOME (LOSS)	$(64,770)	$3,258

EARNINGS (LOSS) PER COMMON SHARE DATA
NET INCOME (LOSS) PER SHARE
Basic	$(3.85)	$0.19
Diluted	(3.85)	0.19
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,807	16,787
Diluted	16,807	16,800
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,946	$16,328
Accounts receivable, less allowance for uncollectible accounts of $2,763 and $3,020, respectively	71,099	97,038
Inventories	61,173	73,368
Deferred income taxes	3,699	4,202
Assets held for sale	3,535	3,535
Prepaid expenses and other current assets	8,136	10,688

Total current assets	171,588	205,159

PROPERTY, PLANT AND EQUIPMENT, NET	59,155	61,443
GOODWILL	28,829	98,354
INTANGIBLE ASSETS	36,751	39,385
OTHER ASSETS	10,284	7,625

TOTAL ASSETS	$306,607	$411,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$305	$30,445
Accounts payable	22,880	27,408
Accrued liabilities	32,249	31,191

Total current liabilities	55,434	89,044

LONG-TERM DEBT	242,209	242,369
OTHER LONG-TERM LIABILITIES	3,721	4,046
DEFERRED INCOME TAXES	—	7,088
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 17,180 and 16,787 issued and outstanding on March 31, 2009 and December 31, 2008	17	17
Additional paid-in capital	86,653	86,135
Accumulated deficit	(80,738)	(15,968)
Accumulated other comprehensive loss	(689)	(765)

Total shareholders’ equity	5,243	69,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$306,607	$411,966

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(unaudited)

	Three months ended March 31,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(64,770)	$3,258
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	6,416	7,149
Stock-based compensation	518	603
Foreign currency transaction loss	339	—
Asset impairments	69,498
Deferred taxes	(9,795)	(263)
Loss on disposal of fixed assets	—	68
Changes in operating assets and liabilities:
Accounts receivable	25,767	12,053
Inventories	11,976	(8,728)
Prepaid expenses and other assets	2,882	(1,147)
Accounts payable	(4,496)	(11,528)
Accrued liabilities	521	(4,997)

Net cash flow from operating activities	38,856	(3,532)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,191)	(4,350)
Acquisition of businesses, net of cash acquired	—	16
Proceeds from sale of fixed assets	6	13

Net cash flow from investing activities	(1,185)	(4,321)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving loan facilities	(30,000)	3,047
Repayment of long-term debt	(144)	(224)

Net cash flow from financing activities	(30,144)	2,823

Effect of exchange rate changes on cash and cash equivalents	91	53
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,618	(4,977)
CASH AND CASH EQUIVALENTS — Beginning of period	16,328	8,877

CASH AND CASH EQUIVALENTS — End of period	$23,946	$3,900

NONCASH ACTIVITY
Unpaid capital expenditures	124	1,312
Capital lease obligation	—	104
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	(2,101)	936
Cash interest paid	241	1,818
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands, except per share data)
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
2. NEW ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. Our adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows. The impact SFAS No. 141(R) will have on our consolidated financial statements in future periods will depend upon the nature, terms and size of any acquisitions we may consummate.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. SFAS No. 157 was adopted by the Company in the first quarter of 2008 for financial assets and the first quarter of 2009 for non-financial assets. Our adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, effective January 1, 2009, noncontrolling interests are to be classified as equity in the consolidated financial statements and income and comprehensive income attributed to the noncontrolling interest are to be included in income and comprehensive income. We do not currently have any minority interest components at any of our subsidiaries. Accordingly, the adoption of SFAS No. 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 . SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was adopted by the Company during the first quarter of 2009 and did not have a material impact on our consolidated financial position, results of operations or cash flows. The required disclosures have been set forth in Note 12 to the condensed consolidated financial statements.
3. ASSET IMPAIRMENTS
     In accordance with SFAS No. 142, we are required to assess goodwill for impairment annually, or more frequently if events or circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill employs a two-step process. The first step involves the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value.

     During our quarter ended March 31, 2009, based on a combination of factors, including a significant decline in our market capitalization, as well as the current recessionary economic environment and its estimated potential impact on our business in the foreseeable future, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based primarily on estimates generated using the income approach, which estimates the fair value of our reporting units based on their projected future discounted cash flows. As of the date of this filing, we have not completed this analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated within three of the four reporting units within our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. Accordingly, we have recorded a non-cash goodwill impairment charge of $69,498, representing our best estimate of the impairment loss, during the first quarter of 2009. As of March 31, 2009, no indication of impairment under the goodwill impairment tests existed relative to our Retail distribution reporting unit. We have no goodwill recorded within our Original Equipment Manufacturers (“OEM”) segment.
     We expect to finalize this goodwill impairment analysis during the second quarter of 2009. There could be material adjustments to the goodwill impairment charge when the goodwill impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the second quarter ended June 30, 2009.
4. RESTRUCTURING AND INTEGRATION ACTIVITIES
     We incurred restructuring costs of $657 and $176 during the first quarter of 2009 and 2008, respectively, as shown in the table below. For the first quarter of 2009, these expenses were primarily incurred in connection with severance payments in connection with headcount reductions which occurred across a number of our manufacturing facilities and within our corporate offices, and for certain holding costs incurred relative to those facilities closed during 2008. The $4,484 liability as of March 31, 2009 primarily relates to lease liabilities associated with facilities closed during 2008 in connection with the integration of our 2007 acquisitions.

	Employee
	Severance
	and	Lease	Equipment	Other
	Relocation	Termination	Relocation	Closing
	Costs	Costs	Costs	Costs	Total
BALANCE — December 31, 2008	$25	$4,967	$—	$24	$5,016
Provision	321	74	26	236	657
Cash payments	(222)	(699)	(26)	(242)	(1,189)

BALANCE — March 31, 2009	$124	$4,342	$—	$18	$4,484

     In March 2009 we approved a plan to close our East Longmeadow, Massachusetts manufacturing facility. This action was taken in order to align our manufacturing capacity and cost structure with reduced volume levels resulting from the current economic environment. We plan to transition production from this facility to facilities in Bremen, Indiana, with back up capacity to be provided by our Waukegan, Illinois and Texarkana, Arkansas facilities. We estimate that the cost of the closure and relocation of the East Longmeadow facility will be approximately $900, including the recognition of a liability for remaining lease payments associated with the lease for this facility, severance and other costs. We expect the closure and relocation will be completed by the end of the second quarter and thus that the facility closing and other related costs will be recorded in our second quarter 2009 financial statements, with the exception of approximately $48 of severance costs recorded during the first quarter of 2009.
5. INVENTORIES
     Inventories consisted of the following:

	March 31,	December 31,
	2009	2008
FIFO cost:
Raw materials	$14,178	$14,628
Work in progress	2,396	2,038
Finished products	44,599	56,702

Total	$61,173	$73,368

6. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	March 31,	December 31,
	2009	2008
Salaries, wages and employee benefits	$3,178	$3,289
Sales incentives	5,813	10,416
Interest	11,850	5,988
Other	11,408	11,498

Total	$32,249	$31,191

7. DEBT

	March 31,	December 31,
	2009	2008
Revolving credit facility expiring April 2012	$—	$30,000
9.875% Senior notes due October 2012, including unamortized premium of $2,195 and $2,352, respectively	242,195	242,352
Capital lease obligations	319	462
Other long-term debt	—	—

	242,514	272,814
Less current portion	(305)	(30,445)

Long-term debt	$242,209	$242,369

Revolving Credit Facility
     Our five-year revolving credit facility (the “Revolving Credit Facility”) is a senior secured facility that provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At March 31, 2009, we had no borrowings outstanding under the facility, with $78,620 in remaining excess availability.
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
     The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. We are also prohibited from making prepayments on the Senior Notes (defined below), except for scheduled payments required pursuant to the terms of such Senior Notes. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability during the first quarter of 2009.
     On November 1, 2007, the Revolving Credit Facility was amended to allow for our acquisition of certain assets of Woods Industries, Inc and the stock of Woods Industries (Canada) Inc. (“Woods Canada”). The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25,000.
9.875% Senior Notes
     At March 31, 2009, we had $240,000 in aggregate principal amount of 9.875% senior notes outstanding, all of which mature on October 1, 2012 (the “Senior Notes”). The Senior Notes include the $120,000 aggregate principal amount of senior notes issued in connection with our acquisition of Copperfield, LLC (the “2007 Notes”). The 2007 Notes are governed by the same indenture (the “Indenture”) and have substantially the same terms and conditions as our $120,000 aggregate principal of 9.875% senior notes issued in 2004. We received a premium of $3,450 in connection with the issuance of the 2007 Notes due to the fact that the 2007 Notes were issued at 102.875% of the principal amount thereof, resulting in proceeds of $123,450. This premium is being amortized to par value over the remaining life of the 2007 Notes.

     Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends. As of March 31, 2009, we were in compliance with all of the covenants on our Senior Notes and Revolving Credit Facility.
8. EARNINGS PER SHARE
     As of March 31, 2009 and 2008, the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended March 31,
	2009	2008
Basic weighted average shares outstanding	16,807	16,787
Dilutive effect of share-based awards	—	13

Diluted weighted average share outstanding	16,807	16,800

     Options with respect to 1,313 and 1,092 common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 and March 31, 2008, respectively, because they were antidilutive.
9. SHAREHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. Of the total 2,440 shares authorized for issuance under the Company’s stock-based incentive plan, 1,706 awards were issued as of March 31, 2009, with the remaining 734 shares available for future grant over the balance of the plan’s ten-year life, which ends in 2016. We recorded $518 and $603 in stock compensation expense for the three months ended March 31, 2009 and 2008, respectively.
Stock Options
     In February 2009, 290 options with an exercise price equal to the value of a common share at the date of grant, or $3.99 per share, were granted to executives and other key employees. The options become exercisable over a three-year annual vesting period in three equal installments beginning one year from the date of grant, and expire 10 years from the date of grant. Using the Black-Scholes option-pricing model, we estimated the February 2, 2009 grant date fair value of each option to be $2.59, using an estimated 0% dividend yield, an expected term of six years, expected volatility of 83% and a risk-free rate of 1.96%.

     Changes in stock options were as follows:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding January 1, 2009	1,029	$14.12	8.1	—
Granted	290	3.99	9.8	—
Exercised	—	—
Forfeited or expired	(7)	13.74

Outstanding March 31, 2009	1,312	$11.88	8.3	—
Vested or expected to vest	1,241	$12.00	—	—
Exercisable	—	—

     Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value.
Stock Awards
     In February 2009, the Company awarded unvested common shares to the members of its board of directors and certain executive officers. In total, 326 unvested shares were awarded with an approximate aggregate fair value of $1,300. One-third of the shares vest on the first, second and third anniversary of the grant date. These awarded shares are participating securities which provide the recipient with both voting rights and, to the extent dividends, if any, are paid by the Company, non-forfeitable dividend rights with respect to such shares.
     Changes in nonvested shares for the first quarter of 2009 were as follows:

		Weighted-Average
		Grant -Date
	Shares	Fair Value
Nonvested at January 1, 2009	67	$8.41
Granted	326	$3.99
Vested	(22)
Forfeited	—
Nonvested at March 31, 2009	371	$4.52
Comprehensive Income

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(64,770)	$3,258
Other comprehensive income:
Currency translation adjustment, net of tax	(138)	(68)
Derivative gains, net of tax	214	—

Total comprehensive income (loss)	$(64,694)	$3,190

     For the three months ended March 31, 2009, the changes in other comprehensive income were net of tax provisions of $141 related to the change in fair value of derivatives and tax benefits of $57 for unrealized foreign currency losses.
10. RELATED PARTIES
     We lease our corporate office facility from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of our Board of Directors and executive management. We made rental payments of $96 and $93 to HQ2 for the first quarter of 2009 and 2008, respectively. In addition, we lease three manufacturing facilities and three vehicles from DJR Ventures, LLC in which one of our executive officers has substantial minority interest, and we paid a total of $257 and $287 in the first quarter of 2009 and 2008, respectively.

11. COMMITMENTS AND CONTINGENCIES
     Operating Leases
     We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,624 and $2,229 for the first quarter of 2009 and 2008, respectively.
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
     In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of March 31, 2009 we had a $460 accrual recorded for this liability.
     We believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate. We cannot, however, provide assurance that this will be the case.
12. DERIVATIVES
     We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. In accordance with SFAS No. 133, we recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. For those hedging relationships that meet such criteria, and for which hedge accounting is applied, we formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as the risk management objectives involved. All of our hedges for which hedge accounting is applied qualify and are designated as cash flow hedges. We assess both at inception and at least quarterly thereafter, whether the derivatives used in these cash flow hedges are highly effective in offsetting changes in the cash flows associated with the hedged item. The effective portion of the related gains or losses on these derivative instruments are recorded in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss), and are subsequently recognized in income or expense in the period in which the related hedged items are recognized. The ineffective portion of these hedges related to an over-hedge (extent to which a change in the value of the derivative contract does not perfectly offset the change in value of the designated hedged item) is immediately recognized in income.
     At March 31, 2009, we had outstanding copper futures contracts, with an aggregate fair value of negative $276, consisting of contracts to sell 1,475 pounds of copper in May 2009, as well as contracts to buy 800 pounds of copper at various dates through the end of 2009. These derivatives have been determined to be Level 1 under the fair value hierarchy in accordance with SFAS No. 157.
     The following table provides information about the fair value of our derivatives, separating those accounted for as hedges under SFAS No. 133 and those that are not:

	At March 31, 2009
	Fair Value
	Assets	Liabilities
Derivatives accounted for as hedges under SFAS No. 133
Copper commodity contracts accounted for as cash flow hedges	$127	$—

	At March 31, 2009
	Fair Value
	Assets	Liabilities
Derivatives not accounted for as hedges under SFAS No. 133
Copper commodity contracts	$—	$403
     As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our condensed consolidated balance sheets, the above-noted gross values are netted and classified within “Prepaid expenses and other current assets” or “Accrued liabilities” depending upon our aggregate net position at the balance sheet date in accordance with FIN 39. At March 31, 2009, we had $452 in cash collateral posted relative to our outstanding derivative positions.
Three months ended March 31, 2009

			Location of Gain
	Gain Recognized in OCI	Gain Recognized in OCI	Recognized in Income
Derivatives in SFAS No. 133 cash flow hedging relationships	(Effective Portion)	(Ineffective Portion)	(Ineffective portion)
Copper commodity contracts	$355	$1	Cost of goods sold
     We did not reclassify any amounts from Accumulated Other Comprehensive Income (Loss) into earnings during the first quarter of 2009. We expect to reclassify the entire amount recorded in Accumulated Other Comprehensive Income (Loss) for such derivative losses at March 31, 2009 into earnings during the next nine months. No cash flow hedges were discontinued during the quarter as a result of the hedged forecasted transaction no longer being probable of occurring. Additionally, no amounts were excluded from our effectiveness tests relative to these cash flow hedges.
Three months ended March 31, 2009

	Loss Recognized in	Location of Loss
Derivatives in not accounted for as hedges under SFAS No. 133	Income	Recognized in Income
Copper commodity contracts	$608	Cost of goods sold
13. INCOME TAXES

	Three Months Ended March 31,
	2009	2008
Effective Tax Rate	(12.0%)	38.8%
      The decline in our effective tax rate for the first quarter of 2009 as compared to the first quarter of 2008 reflects the $69,498 pre-tax goodwill impairment charge recorded during the first quarter of 2009. A significant amount of book goodwill did not have a corresponding tax basis, thereby reducing the associated tax benefit and our effective tax rate for the quarter.
14. BUSINESS SEGMENT INFORMATION
     We have two reportable segments: (1) Distribution and (2) Original Equipment Manufacturers (“OEMs”). The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are used as inputs into subassemblies of manufactured finished goods.
     Financial data for the Company’s reportable segments is as follows:

	Three months ended March 31,
	2009	2008
Net Sales:
Distribution Segment	$90,100	$164,627
OEM Segment	27,222	87,856

Total	$117,322	$252,483

Operating Income(Loss):
Distribution Segment	$7,575	$16,290
OEM Segment	493	2,734

Total segments	8,068	19,024
Corporate	(74,964)	(5,774)

Consolidated operating income (loss)	$(66,896)	$13,250

     Our operating segments have common production processes and manufacturing facilities. Accordingly, we do not identify all of our net assets to our segments. Thus, we do not report capital expenditures at the segment level. Additionally, depreciation expense is not allocated to our segments but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.
     Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments and intangible amortization.

15. SUPPLEMENTAL GUARANTOR INFORMATION
     Our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) are guaranteed by our wholly-owned subsidiary (“Guarantor Subsidiary”). Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Coleman Cable, Inc. (the “Parent”) and the Guarantor Subsidiary — CCI International, Inc. The supplemental guarantor financial information set forth below reflects the Company’s current organizational structure including certain changes made effective for the first quarter of 2009. Accordingly, prior period amounts have been recast to reflect the Company’s current structure.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
NET SALES	$110,477	$—	$6,845	$—	$117,322
COST OF GOODS SOLD	95,750	—	5,024	—	100,774

GROSS PROFIT	14,727	—	1,821	—	16,548
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	9,700	(7)	966	—	10,659
INTANGIBLE AMORTIZATION	2,599	—	31	—	2,630
IMPAIRMENT CHARGES	69,498				69,498
RESTRUCTURING CHARGES	609	—	48	—	657

OPERATING INCOME (LOSS)	(67,679)	7	776	—	(66,896)
INTEREST EXPENSE, NET	6,309	—	96	—	6,405
OTHER LOSS, NET		—	339	—	339

INCOME (LOSS) BEFORE INCOME TAXES	(73,988)	7	341	—	(73,640)
INCOME (LOSS) FROM SUBSIDIARIES	244	—	—	(244)	—
INCOME TAX EXPENSE (BENEFIT)	(8,974)	—	104	—	(8,870)

NET INCOME (LOSS)	$(64,770)	$7	$237	$(244)	$(64,770)

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
NET SALES	$243,516	$—	$8,967	$—	$252,483
COST OF GOODS SOLD	217,699	—	5,935	—	223,634

GROSS PROFIT	25,817	—	3,032	—	28,849
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	11,709	—	1,052	—	12,761
INTANGIBLE AMORTIZATION	2,629	—	33	—	2,662
RESTRUCTURING CHARGES	176	—		—	176

OPERATING INCOME	11,303		1,947	—	13,250
INTEREST EXPENSE, NET	7,743	—	61	—	7,804
OTHER LOSS, NET	12	—	109	—	121

INCOME (LOSS) BEFORE INCOME TAXES	3,548		1,777	—	5,325
INCOME (LOSS) FROM SUBSIDIARIES	1,777	—	—	(1,777)	—
INCOME TAX EXPENSE	2,067	—	—	—	2,067

NET INCOME (LOSS)	$3,258	$	$1,777	$(1,777)	$3,258

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,036	$32	$1,878	$—	$23,946
Accounts receivable—net of allowances	67,114	—	3,985	—	71,099
Intercompany receivable	—	(3)	—	3	—
Inventories	54,253	—	6,920	—	61,173
Deferred income taxes	3,653	—	46	—	3,699
Asset held for sale	3,535	—	—	—	3,535
Prepaid expenses and other current assets	6,412	11	1,713	—	8,136

Total current assets	157,003	40	14,542	3	171,588
PROPERTY, PLANT AND EQUIPMENT, NET	58,718	—	437	—	59,155
GOODWILL	27,598	—	1,231	—	28,829
INTANGIBLE ASSETS, NET	36,565	—	186	—	36,751
OTHER ASSETS, NET	19,330	—	312	(9,358)	10,284
INVESTMENT IN SUBSIDIARIES	2,436	—	—	(2,436)	—

TOTAL ASSETS	$301,650	$40	$16,708	$(11,791)	$306,607

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$305	$—	$—	$—	$305
Accounts payable	20,341	11	2,528	—	22,880
Intercompany payable	1,691	—	(1,694)	3	—
Accrued liabilities	28,140	22	4,087	—	32,249

Total current liabilities	$50,477	$33	$4,921	$3	$55,434
LONG-TERM DEBT	242,209	—	—	—	242,209
Long-term liabilities	3,721	—	9,358	(9,358)	3,721
DEFERRED INCOME TAXES	—	—	—	—	—
SHAREHOLDERS’ EQUITY:	—	—	—	—	—
Common stock	17	—	—	—	17
Additional paid-in capital	86,653	—	—	—	86,653
Accumulated other comprehensive income	(689)	—	(847)	847	(689)
Retained earnings (accumulated deficit)	(80,738)	7	3,276	(3,283)	(80,738)

Total shareholders’ equity	5,243	7	2,429	(2,436)	5,243

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$301,650	$40	$16,708	$(11,791)	$306,607

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,617	$49	$3,662	$—	$16,328
Accounts receivable—net of allowances	90,636	—	6,402	—	97,038
Intercompany receivable	—	(17)	—	17	—
Inventories, net	68,002	—	5,366	—	73,368
Deferred income taxes	4,159	—	43	—	4,202
Assets held for sale	3,535	—	—	—	3,535
Prepaid expenses and other current assets	10,626	9	53	—	10,688

Total current assets	189,575	41	15,526	17	205,159
PROPERTY, PLANT AND EQUIPMENT, NET	60,993	—	450	—	61,443

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
GOODWILL	97,096	—	1,258	—	98,354
INTANGIBLE ASSETS, NET	39,164	—	221	—	39,385
OTHER ASSETS, NET	16,913	—	70	(9,358)	7,625
INVESTMENT IN SUBSIDIARIES	2,410	—	—	(2,410)	—

TOTAL ASSETS	$406,151	$41	$17,525	$(11,751)	$411,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30,445	$—	$—	$—	$30,445
Accounts payable	25,263	10	2,135	—	27,408
Intercompany payable	(843)	—	801	(42)	—
Accrued liabilities	27,957	31	3,203	—	31,191

Total current liabilities	$82,822	$41	6,139	$(42)	$89,044

LONG-TERM DEBT	242,369	—	—		242,369
LONG-TERM LIABILITIES NET	4,071	—	9,358	(9,383)	4,046
DEFERRED INCOME TAXES	7,470	—	(382)	—	7,088
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	86,135	—	—	—	86,135
Accumulated other comprehensive income	(765)	—	(629)	629	(765)
Retained earnings (accumulated deficit)	(15,968)	—	3,039	(3,039)	(15,968)

Total shareholders’ equity	69,419	—	2,410	(2,410)	69,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$406,151	$41	$17,525	$(11,751)	$411,966

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(64,770)	$7	$237	$(244)	$(64,770)
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	6,341	—	75	—	6,416
Stock-based compensation	518	—	—	—	518
Foreign currency translation loss	—	—	339	—	339
Asset Impairments	69,498	—	—	—	69,498
Deferred taxes	(9,932)	—	137	—	(9,795)
Loss on disposal of fixed assets	—	—	—	—	—
Equity in consolidated subsidiaries	(244)	—	—	244	—
Changes in operating assets and liabilities:
Accounts receivable	23,522	—	2,245	—	25,767
Inventories	13,749	—	(1,773)	—	11,976
Prepaid expenses and other assets	4,569	(2)	(1,685)	—	2,882
Accounts payable	(4,912)	1	415	—	(4,496)
Intercompany accounts	2,510	(14)	(2,496)	—	—
Accrued liabilities	(142)	(9)	672	—	521

Net cash flow from operating activities	40,707	(17)	(1,834)	—	38,856

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,150)	—	(41)	—	(1,191)
Proceeds from sale of fixed assets	6	—	—	—	6

Net cash flow from investing activities	(1,144)	—	(41)	—	(1,185)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	(30,000)	—	—	—	(30,000)
Repayment of long -term debt	(144)	—	—	—	(144)

Net cash flow from financing activities	(30,144)	—	—	—	(30,144)

Effect of exchange rate on cash and cash equivalents	—	—	91	—	91
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,419	(17)	(1,784)	—	7,618
CASH AND CASH EQUIVALENTS — Beginning of period	12,617	49	3,662	—	16,328

CASH AND CASH EQUIVALENTS — End of period	$22,036	$32	$1,878	$—	$23,946

NONCASH ACTIVITY
Unpaid capital expenditures	124	—	—	—	124
Capital lease obligation	—	—	—	—	—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	(2,313)	—	212	—	(2,101)
Cash interest paid	241	—	—	—	241

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,258	$	$1,777	$(1,777)	$3,258
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	7,080	—	69	—	7,149
Stock-based compensation	603	—	—	—	603
Deferred tax provision	(258)	—	(5)	—	(263)
Loss on disposal of fixed assets	68	—	—	—	68
Equity in consolidated subsidiaries	(1,777)	—	—	1,777	—
Changes in operating assets and liabilities:
Accounts receivable	9,072	—	2,981	—	12,053
Inventories	(8,051)	—	(677)	—	(8,728)
Prepaid expenses and other assets	(595)	—	(552)	0	(1,147)
Accounts payable	(11,783)	(15)	270	—	(11,528)
Intercompany accounts	4,153	28	(4,181)	—	—
Accrued liabilities	(3,983)	(4)	(1,010)	0	(4,997)

Net cash flow from operating activities	(2,213)	9	(1,328)	—	(3,532)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,357)		7	—	(4,350)
Acquisition of businesses, net of cash acquired	16	—	—	—	16
Proceeds from sale of fixed assets	13	—	—	—	13

Net cash flow from investing activities	(4,328)		7	—	(4,321)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	3,047	—	—	—	3,047
Repayment of long -term debt	(224)	—	—	—	(224)

Net cash flow from financing activities	2,823	—	—	—	2,823

Effect of exchange rate on cash and cash equivalents	—	—	53	—	53
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,718)	9	(1,268)	—	(4,977)
CASH AND CASH EQUIVALENTS — Beginning of period	3,835	1	5,041	—	8,877

CASH AND CASH EQUIVALENTS — End of period	$117	$10	$3,773	$—	$3,900

NONCASH ACTIVITY
Unpaid capital expenditures	1,312	0	—	—	1,312
Capital lease obligation	104	—	—	—	104
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	936	0	—	—	936
Cash interest paid	1,818	—	—	—	1,818

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this report under “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A.Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008. We assume no obligation to update any of these forward-looking statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included in this report.
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
     Raw materials, primarily copper, comprise the primary component of our cost of goods sold. As the price of copper is particularly volatile, price fluctuations can significantly affect of our sales and profitability. We generally attempt to pass along changes in the price of copper and other raw materials to our customers. However, this has proven difficult recently, reflecting lower overall demand and excess capacity in the wire & cable industry. When the price of copper declines only marginally and slowly over time, we are more likely to maintain our prices. However, the ability to maintain product pricing is limited in the event of significant and rapid declines in the price of copper, particularly when such a decline is coupled with a decline in demand for volume within the industry. The average copper price on the COMEX was $1.57 per pound for the first quarter of 2009, as compared to $3.53 per pound for the first quarter of 2008.
     We made two acquisitions during 2007 (the “2007 Acquisitions”). On April 2, 2007 we acquired 100% of the outstanding equity interests of Copperfield, LLC for $215.4 million and on November 30, 2007 we acquired certain assets of Woods Industries, Inc. and all of the common stock of Woods Industries (Canada) Inc. from Katy Industries, Inc. for $53.8 million.
     The recessionary economic conditions prevalent during the fourth quarter of 2008 continued throughout the first quarter of 2009. Our sales volumes declined significantly during the first quarter of 2009, as compared to the same quarter last year. We believe the current market and economic difficulties will continue to be prevalent throughout 2009, and we continue to manage our business with a view to such recessionary factors persisting throughout the balance of the year. We believe that the combined impact of such macro-economic conditions coupled with our downsizing of our OEM segment will continue to cause significant reductions in our volumes for the remainder of 2009, as compared to 2008 levels. Our ability to timely and effectively match our plant capacity to forecasted demand will continue to be a key determinant in limiting the potential negative impact of unfavorable overhead variances in coming quarters. Management is continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant closings, restructurings and workforce reductions are necessary, some of which may be significant. In this regard, in March 2009 we announced plans to close our manufacturing facility in East Longmeadow, Massachusetts in the second quarter of this year, as further discussed in the “Consolidated Results of Operations” section that follows.

Consolidated Results of Operations
     The following table sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
	(In thousands)
Net sales	$117,322	100.0%	$252,483	100.0%
Gross profit	16,548	14.1	28,849	11.4
Selling, engineering, general and administrative expenses	10,659	9.1	12,761	5.1
Intangible amortization expense	2,630	2.2	2,662	1.1
Asset impairments	69,498	59.2	—	—
Restructuring charges	657	0.6	176	0.1

Operating income (loss)	(66,896)	(57.0)	13,250	5.2
Interest expense	6,405	5.5	7,804	3.2
Other expense, net	339	0.3	121	0.1

Income (loss) before income taxes	(73,640)	(62.8)	5,325	2.1
Income tax expense (benefit)	(8,870)	(7.6)	2,067	0.8

Net (loss) income	$(64,770)	(55.2)	$3,258	1.3

     The following is a reconciliation, for the periods indicated, of net income (loss), as determined in accordance with GAAP, to earnings from continuing operations before net interest, income taxes, depreciation and amortization expense (“EBITDA”).

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income (loss)	$(64,770)	$3,258
Interest expense	6,405	7,804
Income tax expense (benefit)	(8,870)	2,067
Depreciation and amortization expense	6,095	6,837

EBITDA	$(61,140)	$19,966

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

     The following is a reconciliation, for the periods indicated, of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash flow from operating activities	$38,856	$(3,532)
Interest expense	6,405	7,804
Income tax expense (benefit)	(8,870)	2,067
Deferred tax provisions	9,795	263
Gain (loss) on sale of fixed assets	—	(68)
Stock-based compensation	(518)	(603)
Asset impairments	(69,498)	—
Changes in operating assets and liabilities	(37,310)	14,035

EBITDA	$(61,140)	$19,966

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
     Net sales — Net sales for the quarter were $117.3 million compared to $252.5 million for the first quarter of 2008, a decrease of $135.2 million or 54%. The decline reflected decreased volumes and lower average copper prices during the first quarter of 2009 as compared to the same quarter last year. For the quarter, our total sales volume (measured in total pounds shipped) decreased 39% compared to the first quarter of 2008, with a significant contraction in demand across our business in the face of recessionary conditions throughout the quarter. In addition to volume declines, a lower average daily selling price of copper cathode on the COMEX, which averaged $1.57 per pound during the first quarter of 2009, as compared to an average of $3.53 per pound for the first quarter of 2008, also negatively impacted net sales for the first quarter of 2009, as compared to the same quarter last year.
     Gross profit — We generated $16.5 million in total gross profit for the quarter, as compared to $28.8 million in the first quarter of 2008, a decline of $12.3 million, or 43%. The decline primarily reflects the impact of the above-noted volume declines, with lower gross profit being recorded for the quarter in both our Distribution and OEM segments as compared to the same quarter last year. Our gross profit as a percentage of net sales (“gross profit rate”) for the quarter was 14.1% compared to 11.4% for the first quarter of 2008. A significant portion of our business involves the production and sale of products which are priced to earn a fixed dollar margin, which causes our gross profit rate to compress in higher copper price environments, which occurred in the first quarter of 2008.
     Selling, engineering, general and administrative (“SEG&A”) expense — We incurred total SEG&A expense of $10.7 million for the first quarter of 2009, as compared to $12.8 million for the first quarter of 2008. The $2.1 million decrease primarily reflects the impact of lower payroll-related expense as a result of lower total headcounts. Total payroll-related expenses accounted for approximately $1.4 million of the total decrease, with the remaining $0.7 million decrease reflecting lower spending across a number of general and administrative expense areas. Our SEG&A as a percentage of total net sales increased to 9.1% for the first quarter of 2009, as compared to 5.1% for the first quarter of 2008, reflecting the impact of lower expense leverage as our fixed costs were spread over a lower net sales base.
     Intangible amortization expense — Intangible amortization expense for the first quarter of 2009 was $2.6 million as compared to $2.7 million for the first quarter of 2008, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. These intangible assets are amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. Amortization for the first quarter of 2009 was lower than the first quarter of 2008, as lower amortization expense brought about by an impairment charge we recorded during the fourth quarter of 2008 against our then-existing balance in intangible assets more than offset the impact of the aforementioned accelerated amortization methodology.
     Asset impairments — During our quarter ended March 31, 2009, based on a combination of factors, including a significant decline in our market capitalization, as well as the current recessionary economic environment and its estimated potential impact on our business in the foreseeable future, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis. As of the date of this filing, we have not completed this analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated within three of the four reporting units within our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. Accordingly, we have recorded a non-cash goodwill impairment charge of approximately $69.5 million, representing our best estimate of the impairment loss, during the first quarter of 2009.
     We expect to finalize this goodwill impairment analysis during the second quarter of 2009. There could be material adjustments to the goodwill impairment charge when the goodwill impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the second quarter ended June 30, 2009.
     Restructuring charges — Restructuring charges for the three months ended March 31, 2009 were $0.7 million, as compared to $0.2 million for the first quarter of 2008. For the first quarter of 2009, these expenses were primarily incurred in connection with severance for headcount reductions and for certain holding costs incurred relative to those facilities closed during 2008. For the first quarter of 2008, these expenses were primarily incurred in connection with the integration of facilities acquired in 2007 as part of our acquisition of Copperfield.
     In March 2009 we approved a plan to close our East Longmeadow, Massachusetts manufacturing facility. This action was taken in order to align our manufacturing capacity and cost structure with reduced volume levels resulting from the current economic environment. We plan to transition production from this facility to facilities in Bremen, Indiana, with back up capacity to be provided by our Waukegan, Illinois and Texarkana, Arkansas facilities. We estimate that the cost of the closure and relocation of the East Longmeadow facility will be approximately $0.9 million, including lease payments associated with the lease for this facility and severance and other costs. We expect the closure and relocation will be completed by the end of the second quarter of this year and the facility closing and other related costs to be recorded in our second quarter 2009 financial statements, with the exception of less than $0.1 million of severance costs recorded during the first quarter of 2009.
     Interest expense — We incurred $6.4 million in interest expense for the first quarter of 2009, as compared to $7.8 million for the three months ended March 31, 2008. The decrease in net interest expense was due primarily to lower average outstanding borrowings in the first quarter of 2009 as compared to the same quarter last year. We had no outstanding borrowings under our Revolving Credit Facility during the first quarter of 2009.
     Income tax expense (benefit)— We recorded an income tax benefit of $8.9 million for the quarter compared to income tax expense of $2.1 million for the first quarter of 2008, with the decline reflecting the pre-tax loss in the first quarter of 2009. The decline in our effective tax rate for the first quarter of 2009 as compared to the first quarter of 2008 reflects the fact that the $69.5 million pre-tax goodwill impairment charge recorded during the first quarter of 2009 included a significant amount of goodwill without corresponding tax basis, thereby reducing the associated tax benefit for the pre-tax charge and our effective tax rate for the quarter.
Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
	(In thousands)
Net Sales:
Distribution	$90,100	76.8%	$164,627	65.2%
OEM	27,222	23.2	87,856	34.8

Total	$117,322	100.0%	$252,483	100.0%

Operating Income (Loss):
Distribution	$7,575	8.4%	$16,290	9.9%
OEM	493	1.8	2,734	3.1

Total segments	8,068		19,024
Corporate	(74,964)		(5,774)

Consolidated operating income (loss)	$(66,896)	(57.0)%	$13,250	5.2%

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
Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
Distribution Segment
     For the quarter, net sales were $90.1 million, as compared to $164.6 million for the first quarter of 2008, a decrease of $74.5 million, or 45%. As noted above in our discussion of consolidated results, this decrease was due primarily to a decline in sales volumes and copper prices as compared to the same quarter last year. For the quarter, our total sales volume (measured in total pounds shipped) decreased 32% compared to the first quarter of 2008.
     Operating income was $7.6 million for the first quarter of 2009, as compared to $16.3 million for the first quarter of 2008, a decline of $8.7 million, primarily reflecting the above-noted impact on gross profit of decreased sales volumes in 2009, partially offset by lower SEG&A expense. Our segment operating income rate was 8.4% for the quarter, as compared to 9.9% for the same period last year. The decline in the operating income rate was primarily due to lower expense leverage of SEG&A expenses given the lower sales base for the first quarter of 2009 as compared to the same quarter last year.
OEM Segment
     For the quarter, net sales were $27.2 million compared to $87.9 million for the first quarter of 2008, a decrease of $60.7 million, or 69%. As noted above in our discussion of consolidated results, this decrease was due primarily to a decline in sales volumes and copper prices as compared to the same quarter last year. For the quarter, our total sales volume (measured in total pounds shipped) decreased 51% compared to the first quarter of 2008, in part reflecting decreased demand from existing customers which have been particularly affected by the current economic circumstances. In addition, as we have noted in the past, we expect our OEM volumes in 2009 to be significantly below 2008 levels reflecting our decision in late 2008 to reduce sales to customers within this segment in 2009 as a result of failing to secure adequate pricing for our products from such customers. We believe this decision, while significantly reducing the volume done with certain customers within the segment was necessary to ensure the viability of this segment, as well as improve the overall financial performance of the Company.
     Operating income was $0.5 million for the first quarter of 2009, as compared to $2.7 million for the first quarter of 2008, a decline of $2.2 million, primarily reflecting the above-noted impact of lower sales levels in 2009. Our segment operating income rate was 1.8% for the quarter, as compared to 3.1% for the same quarter last year. The decline in the operating income rate was primarily due to lower expense leverage of SEG&A expenses given the lower sales base for the first quarter of 2009 as compared to the same quarter last year, partially offset by an increase in the OEM gross profit rate reflecting lower average copper prices in the first quarter of 2009 as compared to the same quarter last year.
Liquidity and Capital Resources
Debt
     The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of	As of
	March 31,	December 31,
	2009	2008
Revolving credit facility expiring April 2, 2012	$—	$30,000
Senior notes due October 1, 2012	242,195	242,352
Capital lease obligations	319	462

Total long-term debt, including current portion	$242,514	$272,814

     As of March 31, 2009, we had a total of $23.9 million in cash and cash equivalents and no outstanding borrowings under our Revolving Credit Facility. Also, as of March 31, 2009, we have no required debt repayments until our Senior Notes mature in 2012.

Revolving Credit Facility
     Our five-year revolving credit facility (the “Revolving Credit Facility”), which expires in April 2012, is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity.
     Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10.0 million in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $200.0 million or (2) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10.0 million sublimit for letters of credit. At March 31, 2009, we had $78.6 million in remaining excess availability.
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
     The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. We are also prohibited from making prepayments on the Senior Notes, except for scheduled payments required pursuant to the terms of such Senior Notes. In addition to maintaining a minimum of $10.0 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. We maintained greater than $30.0 million of monthly excess availability during the first quarter of 2009.
     On November 1, 2007, the Revolving Credit Facility was amended to allow for our acquisition of Woods. The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25.0 million. As of March 31, 2009, we were in compliance with all of the covenants on our Revolving Credit Facility.
9.875% Senior Notes
     At March 31, 2009, we had $240.0 million in aggregate principal amount of 9.875% senior notes outstanding, all of which mature on October 1, 2012 (the “Senior Notes”). As noted above, the Senior Notes include the $120.0 million aggregate principal amount of senior notes (the “2007 Notes”) issued in 2007 in connection with our acquisition of Copperfield. The 2007 Notes are governed by the same indenture (the “Indenture”) and have substantially the same terms and conditions as our $120.0 million aggregate principal of 9.875% senior notes issued in 2004.
     The Indenture includes a covenant that prohibits us from incurring additional indebtedness (other than certain permitted indebtedness, including but not limited to the maximum availability under our Revolving Credit Facility), unless our consolidated fixed charge coverage ratio is greater than 2.0 to 1.0.
     As of March 31, 2009, we were in compliance with all of the covenants on our Senior Notes.
Current and Future Liquidity
     In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements tend to increase when we experience significant demand for products or significant copper price increases. In the fourth quarter of 2008 the price of copper declined significantly which lowered our working capital requirements and, thus, in part, allowed us to reduce our outstanding borrowings under our Revolving Credit Facility. We had no borrowings under our Revolving Credit Facility at March 31, 2009. We may, however, be required to borrow against our Revolving Credit Facility in the future if, among a number of other potential factors, the price of copper increases, thereby increasing our working capital requirements.
     Our management assesses the future cash needs of our business by considering a number of factors, including: (1) historical earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service expenses, (4) planned capital expenditures, and (5) our ability to borrow additional funds under the terms of our Revolving Credit Facility.

     Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future. We had no outstanding borrowings against our $200.0 million Revolving Credit Facility and had $78.6 million in excess availability at March 31, 2009, as well as $23.9 million in cash on hand. We have no required debt repayments until our Senior Notes mature in 2012.
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
     Net cash provided by operating activities for the first quarter of 2009 was $38.9 million compared to net cash used by operating activities of $3.5 million for the first quarter of 2008. The primary factors contributing to the increase in cash provided by operating activities for the first quarter of 2009 compared to the same quarter of 2008 were: (1) a $37.3 million increase in net cash provided from working capital primarily as a function of a decline in the price of copper in the fourth quarter of 2008 which remained lower during the first quarter of 2009, and lower volume levels which have both resulted in lower working capital needs, and (2) a total of $70.0 million in non-cash items contained in net income, primarily goodwill impairment charges. In the event volumes stabilize or decline and copper prices either stabilize or increase during the remainder of 2009, we would not expect continued improvement in our operating cash flows during the balance of 2009, as compared to the first quarter of 2009, as our first quarter operating cash flows benefited in large part from a decline in working capital requirements primarily reflecting declines in both copper prices and volumes.
     Net cash used in investing activities for the first quarter of 2009 was $1.2 million due primarily to capital expenditures.
     Net cash used by financing activities for the first quarter of 2009 was $30.1 million due to repayments made under our Revolving Credit Facility during the first quarter of 2009.
     New Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. Our adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows. The impact SFAS No. 141(R) will have on our consolidated financial statements in future periods will depend upon the nature, terms and size of any acquisitions we may consummate.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. SFAS No. 157 was adopted by the Company in the first quarter of 2008 for financial assets and the first quarter of 2009 for non-financial assets. Our adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, effective January 1, 2009, noncontrolling interests are to be classified as equity in the consolidated financial statements and income and comprehensive income attributed to the noncontrolling interest are to be included in income and comprehensive income. We do not currently have any minority interest components at any of our subsidiaries. Accordingly, the adoption of SFAS No. 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 . SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was adopted by the Company during the first quarter of 2009 and did not have a material impact on our consolidated financial position, results of operations or cash flows. The required disclosures have been set forth in Note 12 to the condensed consolidated financial statements.
     There were no significant changes to our critical accounting policies during the first quarter of 2009.
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
     We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (available at www.sec.gov) , may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.
     Some of the key factors that could cause actual results to differ from our expectations include:
•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	further adverse changes in general economic conditions and capital market conditions;

•	changes in the demand for our products by key customers;

•	additional impairment charges related to our goodwill and long-lived assets;

•	failure of customers to make expected purchases, including customers of acquired companies;

•	changes in the cost of labor or raw materials, including PVC and fuel costs;

•	failure to identify, finance or integrate acquisitions;

•	failure to accomplish integration activities on a timely basis;

•	failure to achieve expected efficiencies in our manufacturing and integration consolidations;

•	unforeseen developments or expenses with respect to our acquisition, integration and consolidation efforts; and

•	other risks and uncertainties, including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our principal market risks are exposure to changes in commodity prices, primarily copper prices, and exchange rate risk relative to our operations in Canada. As of March 31, 2009, we have no variable-rate borrowings outstanding which would expose us to interest rate risk from variable-rate debt.
     Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At March 31, 2009, we had contracts with an aggregate fair value of negative $0.3 million, consisting of contracts to sell 1,475,000 pounds of copper in May 2009 and contracts to buy 800,000 pounds of copper at various dates through the end of 2009. A hypothetical adverse movement of 10% in the price of copper at March 31, 2009, with all other variables held constant, would have resulted in a loss in the fair value of our commodity futures contracts of approximately $0.4 million as of March 31, 2009.
     Interest Rate Risk. As of March 31, 2009, we had no variable-rate debt outstanding as we had no outstanding borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or LIBOR.
ITEM 4. Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 5. Other Information
     On May 7, 2009, the Company entered into an agreement with Kenneth A. McAllister, Executive Vice President, Distribution Group, that provides for severance benefits in the event of a future termination of employment under certain circumstances (the “Severance Agreement”).   Under the Severance Agreement, if Mr. McAllister’s employment is terminated by the Company other than for cause or by Mr. McAllister for good reason (as defined in the Severance Agreement), Mr. McAllister will be entitled to severance payments equal to 1.5 times Mr. McAllister’s base salary, accelerated vesting of equity awards and subsidized health care coverage for up to a year following the termination.  Benefits under the Severance Agreement are dependent on Mr. McAllister’s compliance with certain non-competition, non-solicitation and confidentiality provisions.  The foregoing summary is qualified by reference to the full text of the Severance Agreement which is filed as Exhibit 10.2 hereto and incorporated by reference herein.

ITEM 6. Exhibits
     See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC. (Registrant)

Date: May 8, 2009	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: May 8, 2009	By	/s/ Richard N. Burger
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description
3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2008.

*10.1 —	Form of Restricted Stock Award Agreement under the Coleman Cable, Inc. Long-Term Incentive Plan.

*10.2 —	Severance Agreement dated as of May 7, 2009 between the Company and K. McAllister.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.