Form 10-Q
period 2009-06-30
Coleman Cable, Inc.
filed 2009-08-07
CIK 1323653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
Common shares outstanding as of August 1, 2009: 17,179,979

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
NET SALES	$112,932	$267,578	$230,254	$520,062
COST OF GOODS SOLD	95,922	239,286	196,696	462,921

GROSS PROFIT	17,010	28,292	33,558	57,141
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	9,833	13,480	20,492	26,240
INTANGIBLE ASSET AMORTIZATION	2,073	3,106	4,703	5,768
ASSET IMPAIRMENTS	—	—	69,498	—
RESTRUCTURING CHARGES	1,700	2,835	2,357	3,011

OPERATING INCOME (LOSS)	3,404	8,871	(63,492)	22,122
INTEREST EXPENSE	6,366	7,531	12,771	15,335
GAIN ON REPURCHASE OF SENIOR NOTES	(2,900)	—	(2,900)	—
OTHER (INCOME) LOSS, NET	(732)	2	(393)	123

INCOME (LOSS) BEFORE INCOME TAXES	670	1,338	(72,970)	6,664
INCOME TAX EXPENSE (BENEFIT)	370	495	(8,500)	2,563

NET INCOME (LOSS)	$300	$843	$(64,470)	$4,101

EARNINGS (LOSS) PER COMMON SHARE DATA
NET INCOME (LOSS) PER SHARE
Basic	$0.02	$0.05	$(3.84)	$0.24
Diluted	0.02	0.05	(3.84)	0.24
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,809	16,787	16,808	16,787
Diluted	17,195	16,809	16,808	16,804
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,078	$16,328
Accounts receivable, less allowance for uncollectible accounts of $2,719 and $3,020, respectively	69,625	97,038
Inventories	63,477	73,368
Deferred income taxes	3,619	4,202
Assets held for sale	3,535	3,535
Prepaid expenses and other current assets	6,971	10,688

Total current assets	157,305	205,159

PROPERTY, PLANT AND EQUIPMENT, NET	56,855	61,443
GOODWILL	28,929	98,354
INTANGIBLE ASSETS	34,693	39,385
OTHER ASSETS	10,066	7,625

TOTAL ASSETS	$287,848	$411,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$160	$30,445
Accounts payable	22,937	27,408
Accrued liabilities	25,284	31,191

Total current liabilities	48,381	89,044

LONG-TERM DEBT	229,120	242,369
OTHER LONG-TERM LIABILITIES	3,780	4,046
DEFERRED INCOME TAXES		7,088
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 17,180 and 16,787 issued and outstanding on June 30, 2009 and December 31, 2008	17	17
Additional paid-in capital	87,346	86,135
Accumulated deficit	(80,438)	(15,968)
Accumulated other comprehensive loss	(358)	(765)

Total shareholders’ equity	6,567	69,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$287,848	$411,966

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(64,470)	$4,101
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	12,039	14,710
Stock-based compensation	1,211	1,322
Foreign currency transaction gain	(393)	—
Gain on repurchase of Senior Notes	(2,900)
Asset impairments	69,498
Deferred taxes	(9,363)	57
Loss on disposal of fixed assets	14	68
Changes in operating assets and liabilities:
Accounts receivable	27,470	5,490
Inventories	10,136	5,811
Prepaid expenses and other assets	4,287	(3,945)
Accounts payable	(4,252)	(6,816)
Accrued liabilities	(6,446)	(8,488)

Net cash flow from operating activities	36,831	12,310

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,078)	(9,133)
Acquisition of businesses, net of cash acquired	—	(708)
Proceeds from sale of fixed assets	16	13

Net cash flow from investing activities	(2,062)	(9,828)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(30,000)	(5,658)
Debt amendment fee	(1,012)	—
Repayment of long-term debt	(10,080)	(474)

Net cash flow from financing activities	(41,092)	(6,132)

Effect of exchange rate changes on cash and cash equivalents	73	66
DECREASE IN CASH AND CASH EQUIVALENTS	(6,250)	(3,584)
CASH AND CASH EQUIVALENTS — Beginning of period	16,328	8,877

CASH AND CASH EQUIVALENTS — End of period	$10,078	$5,293

NONCASH ACTIVITY
Unpaid capital expenditures	159	220
Capital lease obligation	—	135
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	(3,504)	4,552
Cash interest paid	12,537	15,113
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
2. NEW ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Our adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows. The impact SFAS No. 141(R) will have on our consolidated financial statements in future periods will depend upon the nature, terms and size of any acquisitions we may consummate.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51 Consolidated Financial Statements. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, effective January 1, 2009, noncontrolling interests are to be classified as equity in the consolidated financial statements and income and comprehensive income attributed to the noncontrolling interest are to be included in income and comprehensive income. We do not currently have any minority interest components at any of our subsidiaries. Accordingly, the adoption of SFAS No. 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of FAS 165 did not have a material impact on our consolidated financial statements. For the second quarter of 2009, we evaluated subsequent events through August 6, 2009, the date the condensed consolidated financial statements were issued.

     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS 168), to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS 168 will have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009. We have adopted this statement at its effective date (See Note 7).
     In December 2008, the FASB issued FSP 132(R)-1 “Employers’ Disclosure about Postretirement Benefit Plan Assets.” FSP 132(R)-1 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. FSP 132(R)-1 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets. These disclosures are required for fiscal years ending after December 15, 2009. We are currently assessing the impact of FSP 132(R)-1 on our financial statement disclosures.
     In June 2008, the FASB issued a FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share. Effective January 1, 2009, we adopted this standard. We have determined that our outstanding unvested shares are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method prescribed by SFAS No. 128. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method (see Note 8).
3. ASSET IMPAIRMENTS
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to assess goodwill for impairment annually, or more frequently if events or circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value.
     During the first quarter of 2009, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis based on a combination of factors which were in existence at that time, including a significant decline in our market capitalization, as well as the recessionary economic environment and its then estimated potential impact on our business. Accordingly, we recorded a non-cash goodwill impairment charge of approximately $69,498, representing our best estimate of the impairment loss incurred within three of the four reporting units within our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. At the March 31, 2009 test date, no indication of impairment under the goodwill impairment tests existed relative to our Retail distribution reporting unit, and we did not have any goodwill recorded within our Original Equipment Manufacturers (“OEM”) segment. For the purposes of the goodwill impairment analysis, our estimates of fair value were based primarily on estimates generated using the income approach, which estimates the fair value of our reporting units based on their projected future discounted cash flows. We finalized our goodwill impairment testing as of March 31, 2009 during the second quarter of 2009, and in connection therewith determined that no further adjustment to the $69,498 impairment charge was necessary.
     The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including future sales, gross profit, selling, engineering, general and administrative expense rates, capital expenditures, and cash flows. These estimates are based on our business plans and forecasts. These estimates are then discounted, which necessitates the selection of an appropriate discount rate. The discount rates used reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit. The allocation of the estimated fair value of our reporting units to the estimated fair value of their net assets required under the second step of the goodwill impairment test also involves the use of significant assumptions, estimates and judgments, which are based on the best information available to management as of the date of the assessment.
     The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge. For example, as of March 31, 2009, (1) a 5% increase or decrease in the aggregate estimated undiscounted cash flows of our reporting units (without any change in the discount rate used in the first step of its goodwill impairment test as of such date) would have resulted in an increase or decrease of approximately $14,000 in the aggregate estimated fair value of our reporting units as of such date, (2) a 100 basis point increase or decrease in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value (without any change in the aggregate estimated cash flows of our reporting units used in the first step of its goodwill impairment test as of such date) would have resulted in a decrease or increase of approximately $18,000 in the aggregate estimated fair value of our reporting units as of such date, and (3) a 1% increase or decrease in the estimated sales growth rate without a change in the discount rate of each reporting unit would have resulted in an increase or decrease of approximately $7,000 in the aggregate estimated fair value of our reporting units as of such date. The goodwill impairment testing process is complex, and can be affected by the inter-relationship between certain assumptions, estimates and judgments that may apply to both the first and second steps of the process and the fact that the maximum potential impairment of the goodwill of any reporting unit is limited to the carrying value of the goodwill of that reporting unit. Accordingly, the above-described sensitivities around changes in the aggregate estimated fair values of our reporting units would not necessarily have a dollar-for-dollar impact on the amount of goodwill impairment we recognized as a result of our analysis. These sensitivities are presented solely to illustrate the effects that a hypothetical change in one or more key variables affecting reporting unit fair value might have on the outcomes produced by the goodwill impairment testing process.
4. RESTRUCTURING ACTIVITIES
     We incurred restructuring charges of $1,700 and $2,357 during the second quarter and first half of 2009, respectively. For the second quarter of 2009, these charges included approximately $1,000 recorded in connection with our closure of our East Longmeadow, Massachusetts manufacturing facility in May 2009 pursuant to a plan we announced in March 2009. This action was taken in order to align our manufacturing capacity and cost structure with reduced volume levels resulting from the current economic environment. Production from this facility has been transitioned to facilities in Bremen, Indiana, with back up capacity to be provided by our Waukegan, Illinois and Texarkana, Arkansas facilities. The $1,000 recorded in connection with the East Longmeadow closure primarily included a charge for our estimated obligation for remaining lease payments associated with the lease for this facility and severance and other costs. The remaining charges for the first half of 2009 primarily consisted of holding costs related to other facilities closed in 2008. We incurred restructuring charges of $2,835 and $3,011 during the second quarter and first half of 2008, respectively, primarily in connection with the integration of our 2007 Acquisitions. We plan to close our Oswego, New York facility during the third quarter of 2009. The production associated with this facility, which is owned, will be shifted to our other facilities, and we anticipate incurring approximately $500 in costs associated with the closure of this facility.
     The $4,586 liability as of June 30, 2009 primarily relates to lease liabilities associated with facilities closed during 2008 in connection with the integration of our 2007 Acquisitions.

	Employee
	Severance
	and	Lease	Equipment	Other
	Relocation	Termination	Relocation	Closing
	Costs	Costs	Costs	Costs	Total
BALANCE — December 31, 2008	$25	$4,967	$—	$24	$5,016
Provision	617	927	306	507	2,357
Cash payments	(557)	(1,410)	(306)	(514)	(2,787)

BALANCE — June 30, 2009	$85	$4,484	$—	$17	$4,586

5. INVENTORIES
     Inventories consisted of the following:

	June 30,	December 31,
	2009	2008
FIFO cost:
Raw materials	$16,644	$14,628
Work in progress	2,460	2,038
Finished products	44,373	56,702

Total	$63,477	$73,368

6. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	June 30,	December 31,
	2009	2008
Salaries, wages and employee benefits	$4,047	$3,289
Sales incentives	6,092	10,416
Interest	5,609	5,988
Other	9,536	11,498

Total	$25,284	$31,191

7. DEBT

	June 30,	December 31,
	2009	2008
Revolving credit facility expiring April 2012	$—	$30,000
9.875% Senior notes due October 2012, including unamortized premium of $1,930 and $2,352, respectively	229,110	242,352
Capital lease obligations	170	462

	229,280	272,814
Less current portion	(160)	(30,445)

Long-term debt	$229,120	$242,369

   9.875% Senior Notes and Repurchases
     At June 30, 2009, we had $227,180 in aggregate principal amount outstanding of our 9.875% senior notes, all of which mature on October 1, 2012 (the “Senior Notes”). During the second quarter of 2009, we repurchased $12,820 in par value of our Senior Notes at a discount to their par value resulting in a pre-tax gain of $2,900 being recorded in connection with such repurchases. As further explained below, in order to complete these repurchase transactions, we were required to enter into an amendment to our Revolving Credit Facility (defined below). In July 2009, we repurchased an additional $2,200 in par value of our Senior Notes. We may purchase additional Senior Notes in the future but whether we do so will depend on a number of factors and there can be no assurance that we will purchase any additional amounts of our Senior Notes.
     A portion of our Senior Notes were issued at a premium in 2007, resulting in proceeds in excess of par value. This premium, adjusted for the above-noted subsequent repurchases, is being amortized to par value over the remaining life of the Senior Notes.
   Revolving Credit Facility
     Our five-year revolving credit facility (the “Revolving Credit Facility”) is a senior secured facility that provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At June 30, 2009, we had no borrowings outstanding under the facility, with $78,366 in remaining excess availability.
     On June 18, 2009, in connection with the above-described Senior Notes repurchases, the Revolving Credit Facility was amended to permit us to spend up to $30,000 to redeem, retire or repurchase our Senior Notes so long as (i) no default or event of default exists at the time of the repurchase or would result from the repurchase and (ii) excess availability under the Revolving Credit Facility after giving effect to the repurchase remains above $40,000. Prior to this amendment, we were prohibited from making prepayments on or repurchases of the Senior Notes. The amendment required us to pay an upfront amendment fee of $1,000, and also increased the applicable interest rate margins by 1.25% and the unused line fee by 0.25%. Accordingly, subsequent to the amendment interest is payable, at our option, at the agent’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility.
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

     The Revolving Credit Facility is guaranteed by our domestic subsidiary on a joint and several basis, either as a co-borrower of the Company or a guarantor, and is secured by substantially all of our assets and the assets of our domestic subsidiary, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all the capital stock of our domestic subsidiary and 65% of the capital stock of our foreign subsidiary.
     The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability during the second quarter of 2009.
     In 2007, the Revolving Credit Facility was amended to allow for our acquisition of certain assets of Woods Industries, Inc and the stock of Woods Industries (Canada) Inc. (“Woods Canada”). The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25,000.
     Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends. As of June 30, 2009, we were in compliance with all of the covenants on our Senior Notes and Revolving Credit Facility.
     The fair value of our debt and capitalized lease obligations was approximately $185,300 at June 30, 2009, with the fair value of our Senior Notes based on sales prices of recent trading activity.
8. EARNINGS PER SHARE
     We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of June 30, 2009 and 2008, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Basic and Diluted Earnings per Share	2009	2008	2009	2008
Numerator:
Net income (loss)	300	843	(64,470)	4,101
Less: Earnings allocated to participating securities	(6)	(3)	—	(16)

Net income (loss) allocated to common shareholders	294	840	(64,470)	4,085
Denominator:
Basic weighted average shares outstanding	16,809	16,787	16,808	16,787
Dilutive effect of share-based awards	386	22	—	17

Diluted weighted average share outstanding	17,195	16,809	16,808	16,804

     Options with respect to 1,313 common shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009 because they were antidilutive. Options with respect to 848 common shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2008 because they were antidilutive.
9. SHAREHOLDERS’ EQUITY
   Stock-Based Compensation
     The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. Of the total 2,440 shares authorized for issuance under the Company’s stock-based incentive plan, 1,706 awards were issued as of June 30, 2009, with the remaining 734 shares available for future grant over the balance of the plan’s ten-year life, which ends in 2016. We recorded $693 and $1,211 in stock compensation expense for the three and six months ended June 30, 2009, respectively, compared to $719 and $1,322 for the three and six months ended June 30, 2008, respectively.

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
     Changes in stock options were as follows:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding January 1, 2009	1,029	$14.12	8.1	—
Granted	290	3.99	9.6	—
Exercised	—	—
Forfeited or expired	(7)	13.74

Outstanding June 30, 2009	1,312	$11.88	8.0	—
Vested or expected to vest	1,264	$12.03	—	—
Exercisable	—	—

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
     Changes in nonvested shares for the second quarter of 2009 were as follows:

		Weighted-Average
		Grant -Date
	Shares	Fair Value
Nonvested at January 1, 2009	67	$8.41
Granted	326	$3.99
Vested	(22)
Forfeited	—

Nonvested at June 30, 2009	371	$4.52
   Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$300	$843	$(64,470)	$4,101
Other comprehensive income:
Currency translation adjustment, net of tax	174	56	36	(12)
Derivative gains, net of tax	157	—	371	—

Total comprehensive income (loss)	$631	$899	$(64,063)	$4,089

     For the three and six months ended June 30, 2009, the changes in other comprehensive income were net of tax provisions of $99 and $236, respectively, related to the change in fair value of derivatives, and a provision of $85 and $18, respectively, for unrealized foreign currency losses.

10. RELATED PARTIES
     We lease our corporate office facility from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of our Board of Directors and executive management. We made rental payments of $96 and $93 to HQ2 for the three months ended June 30, 2009 and 2008, respectively. We made rental payments of $192 and $187 to HQ2 for the six months ended June 30, 2009 and 2008, respectively. In addition, we lease three manufacturing facilities and three vehicles from DJR Ventures, LLC in which one of our executive officers has substantial minority interest, and we paid a total of $347 and $604 in the three and six months ended June 30, 2009, respectively, and $295 and $582 for the three and six months ended June 30, 2008, respectively.
11. COMMITMENTS AND CONTINGENCIES
   Operating Leases
     We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,497 and $3,121 for the three and six months ended June 30, 2009, respectively, and was $1,750 and $3,979 for the three and six months ended June 30, 2008, respectively.
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
     In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of June 30, 2009, we had a $460 accrual recorded for this liability.
     We believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate. We cannot, however, provide assurance that this will be the case.
12. DERIVATIVES
     We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. In accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities, we recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. For those hedging relationships that meet such criteria, and for which hedge accounting is applied, we formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as the risk management objectives involved. All of our hedges for which hedge accounting is applied qualify and are designated as cash flow hedges. We assess both at inception and at least quarterly thereafter, whether the derivatives used in these cash flow hedges are highly effective in offsetting changes in the cash flows associated with the hedged item. The effective portion of the related gains or losses on these derivative instruments are recorded in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss), and are subsequently recognized in income or expense in the period in which the related hedged items are recognized. The ineffective portion of these hedges related to an over-hedge (extent to which a change in the value of the derivative contract does not perfectly offset the change in value of the designated hedged item) is immediately recognized in income.
     At June 30, 2009, we had outstanding copper futures contracts, with an aggregate fair value of $242, consisting of contracts to sell 675 pounds of copper in September 2009, as well as contracts to buy 575 pounds of copper at various dates through the end of 2009. These derivatives have been determined to be Level 1 under the fair value hierarchy in accordance with SFAS No. 157.

     The following table provides information about the fair value of our derivatives, separating those accounted for as hedges under SFAS No. 133 and those that are not:

	At June 30, 2009
	Fair Value
	Assets	Liabilities
Derivatives accounted for as hedges under SFAS No. 133
Copper commodity contracts accounted for as cash flow hedges	$325	$—
Derivatives not accounted for as hedges under SFAS No. 133
Copper commodity contracts	$—	$83
     As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our condensed consolidated balance sheets, the above-noted gross values are netted and classified within “Prepaid expenses and other current assets” or “Accrued liabilities” depending upon our aggregate net position at the balance sheet date in accordance with FIN 39. At June 30, 2009, we had no cash collateral posted relative to our outstanding derivative positions.

			Location of Gain
	Gain Recognized in OCI	Gain Recognized in Income	Recognized in Income
Derivatives in SFAS No. 133 cash flow hedging relationships	(Effective Portion)	(Ineffective Portion)	(Ineffective portion)
Copper commodity contracts:
Three months ended June 30, 2009	$256	$13	Cost of goods sold
Six months ended June 30, 2009	$611	$14	Cost of goods sold

	Loss Recognized in	Location of Loss
Derivatives not accounted for as hedges under SFAS No. 133	Income	Recognized in Income
Copper commodity contracts:
Three months ended June 30, 2009	$430	Cost of goods sold
Six months ended June 30, 2009	$1,038	Cost of goods sold
     We did not reclassify any amounts from Accumulated Other Comprehensive Income (Loss) into earnings during the three or six month periods ended June 30, 2009. We expect to reclassify the entire amount recorded in Accumulated Other Comprehensive Income (Loss) for such derivative losses at June 30, 2009 into earnings during the next six months. No cash flow hedges were discontinued during the three or six month periods ended June 30, 2009 as a result of the hedged forecasted transaction no longer being probable of occurring. Additionally, no amounts were excluded from our effectiveness tests relative to these cash flow hedges.
13. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Effective Tax Rate	55%	37%	12%	38%
     The increase in our effective tax rate for the second quarter of 2009, as compared to the second quarter of 2008, reflects the impact of our estimated annual effective tax rate for 2009. The decline in our effective tax rate for the first half of 2009 as compared to the first half of 2008 reflects the $69,498 pre-tax goodwill impairment charge recorded during the first quarter of 2009. A significant amount of book goodwill did not have a corresponding tax basis, thereby reducing the associated tax benefit and our effective tax rate for the first six months of 2009.

14. OTHER (INCOME) LOSS
     We recorded other income of $732 and $393 for the second quarter and first half of 2009, respectively, primarily reflecting a favorable exchange rate impact on our Canadian subsidiary.
15. BUSINESS SEGMENT INFORMATION
     We have two reportable segments: (1) Distribution and (2) Original Equipment Manufacturers (“OEMs”). The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are used as inputs into subassemblies of manufactured finished goods.
     Financial data for the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Sales:
Distribution Segment	$86,826	$175,875	$176,926	$340,500
OEM Segment	26,106	91,703	53,328	179,562

Total	$112,932	$267,578	$230,254	$520,062

Operating Income(Loss):
Distribution Segment	$7,161	$16,644	$14,559	$32,922
OEM Segment	1,875	729	2,367	3,464

Total segments	9,036	17,373	16,926	36,386
Corporate	(5,632)	(8,502)	(80,418)	(14,264)

Consolidated operating income (loss)	$3,404	$8,871	$(63,492)	$22,122

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
16. SUPPLEMENTAL GUARANTOR INFORMATION
     Our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) are guaranteed by our wholly-owned subsidiary, CCI International, Inc. (“Guarantor Subsidiary”). Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Coleman Cable, Inc. (the “Parent”) and the Guarantor Subsidiary. The supplemental guarantor financial information set forth below reflects the Company’s current organizational structure including certain changes made effective for the second quarter of 2009. Accordingly, prior period amounts have been recast to reflect the Company’s current structure.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
NET SALES	$106,975	$—	$5,957	$—	$112,932
COST OF GOODS SOLD	91,113	—	4,809	—	95,922

GROSS PROFIT	15,862	—	1,148	—	17,010
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	8,817	7	1,009	—	9,833
INTANGIBLE ASSET AMORTIZATION	2,046	—	27	—	2,073
IMPAIRMENT CHARGES	—	—	—	—	—
RESTRUCTURING CHARGES	1,688	—	12	—	1,700

OPERATING INCOME	3,311	(7)	100	—	3,404
INTEREST EXPENSE, NET	6,249	—	117	—	6,366
GAIN ON REPURCHASE OF SENIOR NOTES	(2,900)	—	—	—	(2,900)
OTHER (INCOME) LOSS, NET	—	—	(732)	—	(732)

INCOME (LOSS) BEFORE INCOME TAXES	(38)	(7)	715	—	670
INCOME (LOSS) FROM SUBSIDIARIES	481	—	—	(481)	—

INCOME TAX EXPENSE	143	—	227	—	370

NET INCOME (LOSS)	$300	$(7)	$488	$(481)	$300

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
NET SALES	$259,695	$—	$7,883	$—	$267,578
COST OF GOODS SOLD	233,141	—	6,145	—	239,286

GROSS PROFIT	26,554	—	1,738	—	28,292
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	12,327	—	1,153	—	13,480
INTANGIBLE ASSET AMORTIZATION	3,081	—	25	—	3,106
RESTRUCTURING CHARGES	2,835	—	—	—	2,835

OPERATING INCOME	8,311	—	560	—	8,871
INTEREST EXPENSE, NET	7,474	—	57	—	7,531
OTHER (INCOME) LOSS, NET	12	—	(10)	—	2

INCOME BEFORE INCOME TAXES	825	—	513	—	1,338
INCOME (LOSS) FROM SUBSIDIARIES	328	—	—	(328)	—
INCOME TAX EXPENSE	310	—	185	—	495

NET INCOME (LOSS)	$843	$—	$328	$(328)	$843

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
NET SALES	$217,452	$—	$12,802	$—	$230,254
COST OF GOODS SOLD	186,863	—	9,833	—	196,696

GROSS PROFIT	30,589	—	2,969	—	33,558
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	18,517	—	1,975	—	20,492
INTANGIBLE ASSET AMORTIZATION	4,645	—	58	—	4,703
IMPAIRMENT CHARGES	69,498	—	—	—	69,498
RESTRUCTURING CHARGES	2,297	—	60	—	2,357

OPERATING INCOME (LOSS)	(64,368)	—	876	—	(63,492)
INTEREST EXPENSE, NET	12,558	—	213	—	12,771
GAIN ON REPURCHASE OF SENIOR NOTES	(2,900)	—	—	—	(2,900)
OTHER (INCOME) LOSS, NET	—	—	(393)	—	(393)

INCOME (LOSS) BEFORE INCOME TAXES	(74,026)	—	1,056	—	(72,970)
INCOME (LOSS) FROM SUBSIDIARIES	725	—	—	(725)	—
INCOME TAX EXPENSE (BENEFIT)	(8,831)	—	331	—	(8,500)

NET INCOME (LOSS)	$(64,470)	$—	$725	$(725)	$(64,470)

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
NET SALES	$503,211	$—	$16,851	$—	$520,062
COST OF GOODS SOLD	450,840	—	12,081	—	462,921

GROSS PROFIT	52,371	—	4,770	—	57,141
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	24,036	—	2,204	—	26,240
INTANGIBLE ASSET AMORTIZATION	5,710	—	58	—	5,768
RESTRUCTURING CHARGES	3,011	—	—	—	3,011

OPERATING INCOME	19,614	—	2,508	—	22,122
INTEREST EXPENSE, NET	15,217	—	118	—	15,335
OTHER LOSS, NET	24	—	99	—	123

INCOME BEFORE INCOME TAXES	4,373	—	2,291	—	6,664
INCOME (LOSS) FROM SUBSIDIARIES	1,466	—	—	(1,466)	—
INCOME TAX EXPENSE	1,738	—	825	—	2,563

NET INCOME (LOSS)	$4,101	$—	$1,466	$(1,466)	$4,101

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,494	$54	$2,530	$—	$10,078
Accounts receivable—net of allowances	65,938	—	3,687	—	69,625
Inventories	56,818	—	6,659	—	63,477
Deferred income taxes	3,560	—	59	—	3,619
Asset held for sale	3,535	—	—	—	3,535
Prepaid expenses and other current assets	4,589	12	2,370	—	6,971

Total current assets	141,934	66	15,305	—	157,305
PROPERTY, PLANT AND EQUIPMENT, NET	56,431	—	424	—	56,855
GOODWILL	27,598	—	1,331	—	28,929
INTANGIBLE ASSETS, NET	34,519	—	174	—	34,693
OTHER ASSETS, NET	19,363	—	61	(9,358)	10,066
INVESTMENT IN SUBSIDIARIES	3,176	—	—	(3,176)	—

TOTAL ASSETS	$283,021	$66	$17,295	$(12,534)	$287,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$160	$—	$—	$—	$160
Accounts payable	20,535	—	2,402	—	22,937
Intercompany payable	760	44	(804)	—	—
Accrued liabilities	22,099	22	3,163	—	25,284

Total current liabilities	$43,554	$66	$4,761	$—	$48,381
LONG-TERM DEBT	229,120	—	—	—	229,120
OTHER LONG-TERM LIABILITIES	3,780	—	9,358	(9,358)	3,780
DEFERRED INCOME TAXES	—	—	—	—	—
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	87,346	—	—	—	87,346
Retained earnings (accumulated deficit)	(80,438)	—	3,764	(3,764)	(80,438)
Accumulated other comprehensive loss	(358)	—	(588)	588	(358)

Total shareholders’ equity	6,567	—	3,176	(3,176)	6,567

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$283,021	$66	$17,295	$(12,534)	$287,848

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,617	$49	$3,662	$—	$16,328
Accounts receivable—net of allowances	90,636	—	6,402	—	97,038
Inventories, net	68,002	—	5,366	—	73,368
Deferred income taxes	4,159	—	43	—	4,202
Assets held for sale	3,535	—	—	—	3,535
Prepaid expenses and other current assets	10,626	9	53	—	10,688

Total current assets	189,575	58	15,526	—	205,159
PROPERTY, PLANT AND EQUIPMENT, NET	60,993	—	450	—	61,443

GOODWILL	97,096	—	1,258	—	98,354
INTANGIBLE ASSETS, NET	39,164	—	221	—	39,385
OTHER ASSETS, NET	16,913	—	70	(9,358)	7,625
INVESTMENT IN SUBSIDIARIES	2,410	—	—	(2,410)	—

TOTAL ASSETS	$406,151	$58	$17,525	$(11,768)	$411,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30,445	$—	$—	$—	$30,445
Accounts payable	25,263	10	2,135	—	27,408
Intercompany payable	(818)	17	801	—	—
Accrued liabilities	27,957	31	3,203	—	31,191

Total current liabilities	$82,847	$58	6,139	$—	$89,044

LONG-TERM DEBT	242,369		—	—	242,369
OTHER LONG-TERM LIABILITIES	4,046	—	9,358	(9,358)	4,046
DEFERRED INCOME TAXES	7,470	—	(382)	—	7,088
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	86,135	—	—	—	86,135
Retained earnings (accumulated deficit)	(15,968)	—	3,039	(3,039)	(15,968)
Accumulated other comprehensive loss	(765)	—	(629)	629	(765)

Total shareholders’ equity	69,419	—	2,410	(2,410)	69,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$406,151	$58	$17,525	$(11,768)	$411,966

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(64,470)	$—	$725	$(725)	$(64,470)
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	11,902	—	137	—	12,039
Stock-based compensation	1,211	—	—	—	1,211
Foreign currency translation gain		—	(393)	—	(393)
Gain on repurchase of Senior notes	(2,900)	—	—	—	(2,900)
Asset Impairments	69,498	—	—	—	69,498
Deferred taxes	(9,769)	—	406	—	(9,363)
Loss on disposal of fixed assets	14	—	—	—	14
Equity in consolidated subsidiaries	(725)	—	—	725	—
Changes in operating assets and liabilities:
Accounts receivable	24,698	—	2,772	—	27,470
Inventories	11,184	—	(1,048)	—	10,136
Prepaid expenses and other assets	6,649	(3)	(2,359)	—	4,287
Accounts payable	(4,752)	(10)	510	—	(4,252)
Intercompany accounts	1,578	27	(1,605)	—	—
Accrued liabilities	(6,125)	(9)	(312)	—	(6,446)

Net cash flow from operating activities	37,993	5	(1,167)	—	36,831

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,040)	—	(38)	—	(2,078)
Proceeds from sale of fixed assets	16	—	—	—	16

Net cash flow from investing activities	(2,024)	—	(38)	—	(2,062)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(30,000)	—	—	—	(30,000)
Debt amendment fee	(1,012)	—	—	—	(1,012)
Repayment of long -term debt	(10,080)	—	—	—	(10,080)

Net cash flow from financing activities	(41,092)	—	—	—	(41,092)

Effect of exchange rate on cash and cash equivalents	—	—	73	—	73
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,123)	5	(1,132)	—	(6,250)
CASH AND CASH EQUIVALENTS — Beginning of period	12,617	49	3,662	—	16,328

CASH AND CASH EQUIVALENTS — End of period	$7,494	$54	$2,530	$—	$10,078

NONCASH ACTIVITY
Unpaid capital expenditures	159	—	—	—	159
Capital lease obligation	—	—	—	—	—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	(4,126)	—	622	—	(3,504)
Cash interest paid	12,537	—	—	—	12,537

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4,101	$—	$1,466	$(1,466)	$4,101
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	14,574	—	136	—	14,710
Stock-based compensation	1,322	—	—	—	1,322
Deferred taxes	157	—	(100)	—	57
Loss on disposal of fixed assets	63	—	5	—	68
Equity in consolidated subsidiaries	(1,466)	—	—	1,466	—
Changes in operating assets and liabilities:
Accounts receivable	2,755	—	2,735	—	5,490
Inventories	7,606	—	(1,795)	—	5,811
Prepaid expenses and other assets	(2,732)	—	(1,213)		(3,945)
Accounts payable	(6,973)	(9)	166	—	(6,816)
Intercompany accounts	3,240	67	(3,307)	—	—
Accrued liabilities	(8,432)	4	(60)		(8,488)

Net cash flow from operating activities	14,215	62	(1,967)	—	12,310

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(9,001)	—	(132)	—	(9,133)
Acquisition of businesses, net of cash acquired	(708)	—	—	—	(708)
Proceeds from sale of fixed assets	13	—	—	—	13

Net cash flow from investing activities	(9,696)	—	(132)	—	(9,828)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(5,658)	—	—	—	(5,658)
Repayment of long-term debt	(474)	—	—	—	(474)

Net cash flow from financing activities	(6,132)	—	—	—	(6,132)

Effect of exchange rate on cash and cash equivalents	—	—	66	—	66
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,613)	62	(2,033)	—	(3,584)
CASH AND CASH EQUIVALENTS — Beginning of period	3,835	1	5,041	—	8,877

CASH AND CASH EQUIVALENTS — End of period	$2,222	$63	$3,008	$—	$5,293

NONCASH ACTIVITY
Unpaid capital expenditures	220		—	—	220
Capital lease obligation	135	—	—	—	135
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid,net	3,086		1,466	—	4,552
Cash interest paid	15,113	—	—	—	15,113

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
     Raw materials, primarily copper, comprise the primary component of our cost of goods sold. As the price of copper is particularly volatile, price fluctuations can significantly affect of our sales and profitability. We generally attempt to pass along changes in the price of copper and other raw materials to our customers. However, this has proven difficult recently, reflecting lower overall demand and excess capacity in the wire and cable industry. When the price of copper declines only marginally and slowly over time, we are more likely to maintain our prices. However, the ability to maintain product pricing is limited in the event of significant and rapid declines in the price of copper, particularly when such a decline is coupled with a decline in demand for volume within the industry. The average copper price on the COMEX was $2.15 per pound for the second quarter of 2009, as compared to $3.80 per pound for the second quarter of 2008.
     While our business continues to face recessionary conditions, we did note indications of demand stabilization during the second quarter of 2009 which have continued into the third quarter. Our sales volumes for the second quarter of 2009, while declining significantly from the same quarter last year, showed improvement in latter part of the quarter when compared to earlier periods in 2009. We are encouraged by such signs of demand stabilization, as well as by the positive impact generated from our recent cost-reduction and capacity adjustments. If these factors continue, we believe our performance for the second half of 2009 will improve as compared to our first half results. We continue, however, to manage our business with caution in view of existing recessionary factors. Additionally, we believe our sales volumes for the remainder of 2009, as compared to 2008 levels, will continue to be negatively impacted by the combined impact of difficult macro-economic conditions coupled with our planned downsizing of our OEM segment. Our ability to timely and effectively match our plant capacity to forecasted demand will continue to be a key determinant in our profitability in coming quarters. Management is continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant closings, restructurings and workforce reductions are necessary, some of which may be significant. In this regard, we closed our manufacturing facility in East Longmeadow, Massachusetts in the second quarter of this year and plan to close our Oswego, New York facility in the third quarter of 2009, as further discussed in the “Consolidated Results of Operations” section that follows.
     We made two acquisitions during 2007 (the “2007 Acquisitions”). On April 2, 2007, we acquired 100% of the outstanding equity interests of Copperfield, LLC for $215.4 million and on November 30, 2007 we acquired certain assets of Woods Industries, Inc. and all of the common stock of Woods Industries (Canada) Inc. from Katy Industries, Inc. for $53.8 million.

Consolidated Results of Operations
     The following table sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)				(In thousands)
Net sales	$112,932	100.0%	$267,578	100.0%	$230,254	100.0%	$520,062	100.0%
Gross profit	17,010	15.1	28,292	10.6	33,558	14.6	57,141	11.0
Selling, engineering, general and administrative expenses	9,833	8.7	13,480	5.0	20,492	8.9	26,240	5.0
Intangible amortization expense	2,073	1.8	3,106	1.2	4,703	2.0	5,768	1.1
Asset impairments	—	—	—	—	69,498	30.2	—	—
Restructuring charges	1,700	1.5	2,835	1.1	2,357	1.0	3,011	0.6

Operating income (loss)	3,404	3.0	8,871	3.3	(63,492)	(27.6)	22,122	4.3
Interest expense	6,366	5.6	7,531	2.8	12,771	5.5	15,335	2.9
Gain on Senior Notes repurchases	(2,900)	(2.6)	—	—	(2,900)	(1.3)	—	—
Other (income) expense, net	(732)	(0.6)	2	—	(393)	(0.2)	123	—

Income (loss) before income taxes	670	0.6	1,338	0.5	(72,970)	(31.7)	6,664	1.3
Income tax expense (benefit)	370	0.3	495	0.2	(8,500)	(3.7)	2,563	0.5

Net income (loss)	$300	0.3	$843	0.3	$(64,470)	(28.0)	$4,101	0.8

     The following is a reconciliation, for the periods indicated, of net income (loss), as determined in accordance with GAAP, to earnings from continuing operations before net interest, income taxes, depreciation and amortization expense (“EBITDA”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income (loss)	$300	$843	$(64,470)	$4,101
Interest expense	6,366	7,531	12,771	15,335
Income tax expense (benefit)	370	495	(8,500)	2,563
Depreciation and amortization expense	5,318	7,052	11,413	13,890

EBITDA	$12,354	$15,921	$(48,786)	$35,889

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net cash flow from operating activities	$(2,025)	$15,842	$36,831	$12,310
Interest expense	6,366	7,531	12,771	15,335
Income tax expense (benefit)	370	495	(8,500)	2,563
Deferred taxes	(432)	(320)	9,363	(57)
Loss on sale of fixed assets	(14)	—	(14)	(68)
Stock-based compensation	(693)	(719)	(1,211)	(1,322)
Gain on repurchase of Senior Notes	2,900	—	2,900	—
Asset impairments	—	—	(69,498)	—
Foreign currency translation gain	732	—	393	—
Changes in operating assets and liabilities	5,150	(6,908)	(31,821)	7,128

EBITDA	$12,354	$15,921	$(48,786)	$35,889

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
     Net sales — Net sales for the quarter were $112.9 million compared to $267.6 million for the second quarter of 2008, a decrease of $154.7 million or 57.8%. The decline reflected decreased volumes and lower average copper prices during the second quarter of 2009 as compared to the same quarter last year. For the quarter, our total sales volume (measured in total pounds shipped) decreased 42.5% compared to the second quarter of 2008, with a significant contraction in demand across our business in the face of recessionary conditions prevalent throughout the quarter. While overall volumes were down for the second quarter relative to the same quarter last year, we did note sales volume trends improved in the latter part of the second quarter, as compared to earlier periods in 2009. In addition to the impact of volume declines, a lower average daily selling price of copper cathode on the COMEX, which averaged $2.15 per pound during the second quarter of 2009, as compared to an average of $3.80 per pound for the second quarter of 2008, also negatively impacted net sales for the second quarter of 2009, as compared to the same quarter last year.
     Gross profit — We generated $17.0 million in total gross profit for the quarter, as compared to $28.3 million in the second quarter of 2008, a decline of $11.3 million, or 39.9%. The decline primarily reflects the impact of the above-noted volume declines, with lower gross profit being recorded for the quarter in both our Distribution and OEM segments as compared to the same quarter last year. Our gross profit as a percentage of net sales (“gross profit rate”) for the quarter was 15.1% compared to 10.6% for the second quarter of 2008. Gross profit rates improved within both our Distribution and OEM segments, with significant improvement in our OEM segment gross profit rate. In part, our OEM gross profit rate improvement reflects the positive margin impact of our having reduced sales levels in this segment in late 2008 in areas where we had failed to secure adequate pricing for our products. This was done in order to improve the overall gross profit rate and profitability of the OEM segment. Additionally, the improvement reflects the fact that a significant portion of our business involves the production and sale of products which are priced to earn a fixed dollar margin, which causes our gross profit rate to compress in higher copper price environments, which occurred in the second quarter of 2008.
     Selling, engineering, general and administrative (“SEG&A”) expense — We incurred total SEG&A expense of $9.8 million for the second quarter of 2009, as compared to $13.5 million for the second quarter of 2008. The $3.7 million decrease primarily reflects the impact of lower payroll-related expense as a result of lower total headcounts and lower commission expense given lower overall sales levels. These two factors accounted for $1.5 million and $0.8 million of the total decline, respectively. The remaining $1.4 million decrease reflects lower spending across a number of general and administrative expense areas. Our SEG&A as a percentage of total net sales increased to 8.7% for the second quarter of 2009, as compared to 5.0% for the second quarter of 2008, reflecting the impact of lower expense leverage as our fixed costs were spread over a lower net sales base.
     Intangible amortization expense — Intangible amortization expense for the second quarter of 2009 was $2.1 million as compared to $3.1 million for the second quarter of 2008, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. These intangible assets are amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. Amortization for the second quarter of 2009 was lower than the second quarter of 2008, as a result of lower amortization expense brought about by an impairment charge we recorded during the fourth quarter of 2008 against our then-existing balance in intangible assets and the impact of the aforementioned accelerated amortization methodology.
     Restructuring charges — Restructuring charges for the three months ended June 30, 2009 were $1.7 million, as compared to $2.8 million for the second quarter of 2008. For the second quarter of 2009, these expenses included approximately $1.0 million incurred in connection with our closure of our East Longmeadow, Massachusetts manufacturing facility in May 2009 pursuant to a plan we announced in March 2009. This action was taken in order to align our manufacturing capacity and cost structure with reduced volume levels resulting from the current economic environment. Production from this facility has been transitioned to facilities in Bremen, Indiana, with back up capacity to be provided by our Waukegan, Illinois and Texarkana, Arkansas facilities. The $1.0 million recorded in connection with the East Longmeadow closure primarily included a charge for our estimated obligation for remaining lease payments associated with the lease for this facility and severance and other costs. The remaining $0.7 million primarily consisted of holding costs related to other facilities closed in 2008. For the second quarter of 2008, restructuring charges primarily reflect costs incurred in connection with the integration of our 2007 Acquisitions. We plan to close our Oswego, New York facility during the third quarter of 2009. The production associated with this facility, which is owned, will be shifted to our other facilities, and we anticipate incurring approximately $0.5 million in costs associated with the closure of this facility.
     Interest expense — We incurred $6.4 million in interest expense for the second quarter of 2009, as compared to $7.5 million for the three months ended June 30, 2008. The decrease in interest expense was due primarily to lower average outstanding borrowings in the second quarter of 2009 as compared to the same quarter last year. We had no outstanding borrowings under our Revolving Credit Facility during the second quarter of 2009.
     Gain on Senior Notes repurchases — We recorded a $2.9 million gain in the second quarter of 2009 resulting from our repurchase of $12.8 million in par value of our Senior Notes.
     Income tax expense — We recorded income tax expense of $0.4 million for the quarter compared to an expense of $0.5 million for the second quarter of 2008. The increase in our effective tax rate for the second quarter of 2009, as compared to the second quarter of 2008, reflects the impact of our estimated annual effective tax rate for 2009.
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
     Net sales — Net sales for the six months ended June 30, 2009 were $230.3 million compared to $520.1 million for the six months ended June 30, 2008, a decrease of $289.8 million or 55.7%. The decline reflected decreased volumes and lower average copper prices during the six months ended June 30, 2009 as compared to the first half of 2008. For the six months ended June 30, 2009, our total sales volume (measured in total pounds shipped) decreased 41.0% compared to the six months ended June 30, 2008, with a significant contraction in demand across our business in the face of recessionary conditions throughout the first half of 2009. In addition to volume declines, a lower average daily selling price of copper cathode on the COMEX, which averaged $1.86 per pound during the six months ended June 30, 2009, as compared to an average of $3.67 per pound for the six months ended June 30, 2008, also negatively impacted net sales for the six months ended June 30, 2009, as compared to the first half of 2008.
     Gross profit — We generated $33.6 million in total gross profit for the six months ended June 30, 2009, as compared to $57.1 million in the six months ended June 30, 2008, a decline of $23.5 million, or 41.2%. The decline primarily reflects the impact of the above-noted volume declines, with lower gross profit being recorded for the six months ended June 30, 2009, in both our Distribution and OEM segments as compared to the same time period last year. Our gross profit rate for the six months ended June 30, 2009, was 14.6% compared to 11.0% for the six months ended June 30, 2008. Gross profit rates improved within both our Distribution and OEM segments, with significant improvement within our OEM segment as noted above in the discussion of second quarter results.
     Selling, engineering, general and administrative (“SEG&A”) expense — We incurred total SEG&A expense of $20.5 million for the six months ended June 30, 2009, as compared to $26.2 million for the six months ended June 30, 2008. The $5.7 million decrease primarily reflects the impact of lower payroll-related expense as a result of lower total headcounts and lower commission expense given lower overall sales levels. These factors accounted for $3.0 million and $1.5 million of the total decrease, respectively, with the remaining $1.2 million decrease reflecting lower spending across a number of general and administrative expense areas. Our SEG&A as a percentage of total net sales increased to 8.9% for the six months ended June 30, 2009, as compared to 5.0% for the six months ended June 30, 2008, reflecting the impact of lower expense leverage as our fixed costs were spread over a lower net sales base.
     Intangible amortization expense — Intangible amortization expense for the six months ended June 30, 2009 was $4.7 million as compared to $5.8 million for the six months ended June 30, 2008, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. As noted above, lower amortization expense in 2009 reflects the impact of an impairment charge we recorded during the fourth quarter of 2008 against our then-existing balance in intangible assets and the accelerated amortization methodology used to amortize these assets.
     Asset impairments — During the first quarter of 2009, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis based on a combination of factors which were in existence at that time, including a significant decline in our market capitalization, as well as the recessionary economic environment and its then estimated potential impact on our business. Accordingly, we recorded a non-cash goodwill impairment charge of approximately $69.5 million, representing our best estimate of the impairment loss incurred within three of the four reporting units within our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. We subsequently finalized this goodwill impairment analysis during the second quarter of 2009, and in connection therewith determined that no further adjustment to the $69.5 million impairment charge was necessary.
     Restructuring charges — Restructuring charges for the six months ended June 30, 2009 were $2.4 million, as compared to $3.0 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, these expenses were primarily incurred in connection with severance for headcount reductions and for certain holding costs incurred relative to the closure of our East Longmeadow facility as noted above in the discussion of our second quarter results, and relative to those facilities closed during 2008. For the six months ended June 30, 2008, restructuring charges primarily reflect costs incurred in connection with the integration of our 2007 Acquisitions.
     Interest expense — We incurred $12.8 million in interest expense for the six months ended June 30, 2009, as compared to $15.3 million for the six months ended June 30, 2008. The decrease in net interest expense was due primarily to lower average outstanding borrowings in the six months ended June 30, 2009 as compared to the same time period last year. We had no outstanding borrowings under our Revolving Credit Facility during the six months ended June 30, 2009.
     Gain on Senior Notes repurchases — As noted above the discussion of second quarter results, we recorded a $2.9 million gain in the second quarter of 2009 resulting from our repurchase of $12.8 million in par value of our Senior Notes.
     Income tax expense (benefit)— We recorded an income tax benefit of $8.5 million for the six months ended June 30, 2009, compared to income tax expense of $2.6 million for the six months ended June 30, 2008. The decline in our effective tax rate for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, reflects the $69.5 million pre-tax goodwill impairment charge recorded during the six months ended June 30, 2009. A significant amount of the related goodwill did not have a corresponding tax basis, thereby reducing the associated tax benefit for the pre-tax charge.
Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)				(In thousands)
Net Sales:
Distribution	$86,826	76.9%	$175,875	65.7%	$176,926	76.8%	$340,500	65.5%
OEM	26,106	23.1	91,703	34.3	53,328	23.2	179,562	34.5

Total	$112,932	100.0%	$267,578	100.0%	$230,254	100.0%	$520,062	100.0%

Operating Income (Loss):
Distribution	$7,161	8.2%	$16,644	9.5%	$14,559	8.2%	$32,922	9.7%
OEM	1,875	7.2	729	0.8	2,367	4.4	3,464	1.9

Total segments	9,036		17,373		16,926		36,386
Corporate	(5,632)		(8,502)		(80,418)		(14,264)

Consolidated operating income (loss)	$3,404	3.0%	$8,871	3.3%	$(63,492)	(27.6)%	$22,122	4.3%

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

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
Distribution Segment
     For the quarter, net sales were $86.8 million, as compared to $175.9 million for the second quarter of 2008, a decrease of $89.1 million, or 50.7%. As noted above in our discussion of consolidated results, this decrease was due primarily to a decline in sales volumes and copper prices as compared to the same quarter last year. For the quarter, our total sales volume (measured in total pounds shipped) decreased 35.1% compared to the second quarter of 2008.
     Operating income was $7.2 million for the second quarter of 2009, as compared to $16.6 million for the second quarter of 2008, a decline of $9.4 million, primarily reflecting the above-noted impact on gross profit of decreased sales volumes in 2009, partially offset by lower SEG&A expense. Our segment operating income rate was 8.2% for the quarter, as compared to 9.5% for the same period last year. The decline in the operating income rate was primarily due to lower expense leverage of SEG&A expenses given the lower sales base for the second quarter of 2009 as compared to the same quarter last year.
OEM Segment
     For the quarter, OEM net sales were $26.1 million compared to $91.7 million for the second quarter of 2008, a decrease of $65.6 million, or 71.5%. As noted above in our discussion of consolidated results, this decrease was due primarily to a decline in sales volumes and copper prices as compared to the same quarter last year. For the quarter, our total sales volume (measured in total pounds shipped) decreased 54.6% compared to the second quarter of 2008, in part reflecting decreased demand from existing customers which have been particularly affected by the current economic environment. In addition, as we have noted in the past, our OEM volumes in 2009 relative to 2008 levels reflect our decision in late 2008 to reduce sales to customers within this segment in 2009 as a result of failing to secure adequate pricing for our products from such customers. We believe this decision, while significantly reducing the volume done with certain customers within the segment, was necessary to improve the overall financial performance of the segment.
     Operating income was $1.9 million for the second quarter of 2009, as compared to $0.7 million for the second quarter of 2008, an increase of $1.2 million, as a significant improvement in our OEM gross profit rate and lower SEG&A costs more than offset the impact of the above-noted lower sales levels in 2009. Our segment operating income rate was 7.2% for the quarter, as compared to 0.8% for the same quarter last year, as we generated increased operating income despite significantly lower sales levels, in part due to the above-noted customer and cost rationalization efforts.
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
Distribution Segment
     For the six months ended June 30, 2009, net sales were $176.9 million, as compared to $340.5 million for the six months ended June 30, 2008, a decrease of $163.6 million, or 48.0%. As noted above in our discussion of consolidated results, this decrease was due primarily to a decline in sales volumes and copper prices as compared to the six months ended June 30, 2008. For the six months ended June 30, 2009, our Distribution segment sales volume (measured in total pounds shipped) decreased 33.5% compared to the six months ended June 30, 2008.
     Operating income was $14.6 million for the six months ended June 30, 2009, as compared to $32.9 million for the six months ended June 30, 2008, a decline of $18.3 million, primarily reflecting the above-noted impact on gross profit of decreased sales volumes in 2009, partially offset by lower SEG&A expense. Our segment operating income rate was 8.2% for the six months ended June 30, 2009, as compared to 9.7% for the same period last year. The decline in the operating income rate was primarily due to lower expense leverage of SEG&A expenses given the lower sales base for the six months ended June 30, 2009 as compared to the same quarter last year.
OEM Segment
     For the six months ended June 30, 2009, net sales were $53.3 million compared to $179.6 million for the six months ended June 30, 2008, a decrease of $126.3 million, or 70.3%. As noted above in our discussion of consolidated results, this decrease was due primarily to a decline in sales volumes and copper prices as compared to the same quarter last year. For the six months ended June 30, 2009, our total sales volume (measured in total pounds shipped) decreased 52.6% compared to the same time period last year. As noted above in the discussion of our second quarter results within the OEM segment, the decline in volume reflects, in part, decreased demand from existing customers which have been particularly affected by the current economic environment, as well as our decision in late 2008 to reduce sales to customers within this segment in 2009 as a result of failing to secure adequate pricing for our products from such customers.
     Operating income was $2.4 million for the six months ended June 30, 2009, as compared to $3.5 million for the six months ended June 30, 2008, a decline of $1.1 million, primarily reflecting a $2.2 million decline in first quarter operating income, partially offset by the above-noted increase in second quarter OEM operating income. Our segment operating income rate was 4.4% for the six months ended June 30, 2009, as compared to 1.9% for the same time period last year, with the increase reflecting the above-noted second quarter improvement in operating income despite significantly lower sales levels, in part due to the above-noted customer and cost rationalization efforts.
Liquidity and Capital Resources
Debt
     The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of	As of
	June 30,	December 31,
	2009	2008
Revolving credit facility expiring April 2, 2012	$—	$30,000
Senior notes due October 1, 2012	229,110	242,352
Capital lease obligations	170	462

Total long-term debt, including current portion	$229,280	$272,814

     As of June 30, 2009, we had a total of $10.1 million in cash and cash equivalents and no outstanding borrowings under our Revolving Credit Facility. Also, as of June 30, 2009, we have no required debt repayments until our Senior Notes mature in 2012.

9.875% Senior Notes and Repurchases
     At June 30, 2009, we had $227.2 million in aggregate principal amount outstanding of our 9.875% senior notes, all of which mature on October 1, 2012 (the “Senior Notes”). During the second quarter of 2009, we repurchased $12.8 million in par value of our Senior Notes at a discount to their par value resulting in a pre-tax gain of $2.9 million being recorded in connection with such repurchases. As further explained below, in order to complete these repurchase transactions, we were required to enter into an amendment to our Revolving Credit Facility (defined below). In July 2009, we repurchased an additional $2.2 million in par value of our Senior Notes. We may purchase additional Senior Notes in the future but whether we do so will depend on a number of factors and there can be no assurance that we will purchase any additional amounts of our Senior Notes.
     A portion of our Senior Notes were issued at a premium in 2007, resulting in proceeds in excess of par value. This premium, adjusted for the above-noted subsequent repurchases, is being amortized to par value over the remaining life of the 2007 Notes.
Revolving Credit Facility
     Our five-year revolving credit facility (the “Revolving Credit Facility”) is a senior secured facility that provides for aggregate borrowings of up to $200 million, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At June 30, 2009, we had no borrowings outstanding under the facility, with approximately $78.4 million in remaining excess availability.
     On June 18, 2009, in connection with the above-described Senior Notes repurchases, the Revolving Credit Facility was amended to permit us to spend up to $30 million to redeem, retire or repurchase our Senior Notes so long as (i) no default or event of default exists at the time of the repurchase or would result from the repurchase and (ii) excess availability under the Revolving Credit Facility after giving effect to the repurchase remains above $40 million. Prior to this amendment, we were prohibited from making prepayments on or repurchases of the Senior Notes. The amendment required us to pay an upfront amendment fee of $1 million, and also increased the applicable interest rate margins by 1.25% and the unused line fee increased by 0.25%. Accordingly effective with the June 18, 2009 amendment, interest is payable, at our option, at the agent’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. After taking into consideration the $2.2 million of par value Senior Note repurchases in July 2009, we have the capacity under the amended credit agreement to spend approximately an additional $18.5 million on future Senior Note repurchases.
     Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10 million in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (i) $200 million or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10 million sublimit for letters of credit.
     The Revolving Credit Facility is guaranteed by our domestic subsidiary on a joint and several basis, either as a co-borrower of the Company or a guarantor, and is secured by substantially all of our assets and the assets of our domestic subsidiary, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property), as well as by a pledge of all the capital stock of our domestic subsidiary and 65% of the capital stock of our foreign subsidiary.
     The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30 million. We maintained greater than $30 million of monthly excess availability during the second quarter of 2009.
     In 2007, the Revolving Credit Facility was amended to allow for our acquisition of certain assets of Woods Industries, Inc and the stock of Woods Industries (Canada) Inc. (“Woods Canada”). The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25 million.

     Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends. As of June 30, 2009, we were in compliance with all of the covenants on our Senior Notes and Revolving Credit Facility.
Current and Future Liquidity
     In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements tend to increase when we experience significant demand for products or significant copper price increases. Conversely, when demand declines or copper prices fall, our working capital requirements generally decline as well. We had no borrowings under our Revolving Credit Facility at June 30, 2009. We may, however, be required to borrow against our Revolving Credit Facility in the future if, among a number of other potential factors, the price of copper increases, thereby increasing our working capital requirements.
     Our management assesses the future cash needs of our business by considering a number of factors, including: (1) historical earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service expenses, (4) planned capital expenditures, and (5) our ability to borrow additional funds under the terms of our Revolving Credit Facility.
     Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future. We had no outstanding borrowings against our $200.0 million Revolving Credit Facility and had $78.4 million in excess availability at June 30, 2009, as well as $10.1 million in cash on hand. We have no required debt repayments until our Senior Notes mature in 2012.
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
     Net cash provided by operating activities for the six months ended June 30, 2009 was $36.8 million, compared to net cash provided by operating activities of $12.3 million for the six months ended June 30, 2008. The primary factors contributing to the increase in cash provided by operating activities for the second quarter of 2009 compared to the same quarter of 2008 were: (1) a $39.1 million increase in net cash provided from working capital primarily as a function of a decline in the price of copper which remained lower during the first half of 2009 compared to the first half of 2008, and lower volume levels both factors have which , in turn, resulted in lower working capital needs, and (2) a total of $70.1 million in non-cash items contained in net income for the first half of 2009, primarily goodwill impairment charges. In the event volumes either stabilize or decline and copper prices either stabilize or increase during the remainder of 2009, we would not expect continued improvement in our operating cash flows during the balance of 2009, as compared to the first half of 2009, as our first half operating cash flows benefited in large part from a decline in working capital requirements primarily reflecting declines in both copper prices and volumes.
     Net cash used in investing activities for the six months ended June 30, 2009 was $2.1 million due primarily to capital expenditures.
     Net cash used by financing activities for six months ended June 30, 2009 was $41.1 million due to $30.0 million in repayments made under our Revolving Credit Facility during the first quarter of 2009, and $10.8 million used to repurchase a portion of our Senior Notes and amend our Revolving Credit Facility. In July 2009, we used cash on hand as of June 30, 2009 to repurchase an additional $2.2 million of par value of our Senior Notes.
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
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of FAS 165 did not have a material impact on our consolidated financial statements. For the second quarter of 2009, we evaluated subsequent events through August 6, 2009, the date the condensed consolidated financial statements were issued.
     In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS 168), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS 168 will have a material impact on our consolidated financial statements.
     There were no significant changes to our critical accounting policies during the second quarter of 2009.

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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our principal market risks are exposure to changes in commodity prices, primarily copper prices, and exchange rate risk relative to our operations in Canada. As of June 30, 2009, we have no variable-rate borrowings outstanding which would expose us to interest rate risk from variable-rate debt.
     Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At June 30, 2009, we had contracts with an aggregate fair value of $0.2 million, consisting of contracts to sell 675,000 pounds of copper in September 2009 and contracts to buy 575,000 pounds of copper at various dates through the end of 2009. A hypothetical adverse movement of 10% in the price of copper at June 30, 2009, with all other variables held constant, would have resulted in a loss in the fair value of our commodity futures contracts of approximately $0.3 million as of June 30, 2009.
     Interest Rate Risk. As of June 30, 2009, we had no variable-rate debt outstanding as we had no outstanding borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or LIBOR.
     Foreign Currency Exchange Rate Risk. We have exposure to changes in foreign currency exchange rates related to our Canadian operations. Currently, we do not manage our foreign currency exchange rate risk using any financial or derivative instruments, such as foreign currency forward contracts or hedging activities. The strengthening of the Canadian dollar relative to the U.S. dollar had a positive impact on our Canadian results in the second quarter of 2009. We recorded aggregate pre-tax gains of approximately $0.7 and $0.4 million related to exchange rate fluctuations between the U.S. dollar and Canadian dollar for the second quarter and first half of 2009, respectively.
ITEM 4. Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Shareholders’ Meeting on April 30, 2009, for the purpose of (i) electing directors and (ii) ratifying the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009.
Each of the nominees for director, as listed in the proxy statement, was elected with the number of votes set forth below.

Name	Votes For	Votes Withheld
David Bistricer (Class III)	14,009,301	196,775
Dennis J. Martin (Class III)	12,492,512	1,713,564
Denis E. Springer (Class III)	14,139,564	66,512
The terms of office of the Class I directors, G. Gary Yetman, Nachum Stein and Isaac M. Neuberger, and the Class II directors, Shmuel D. Levinson, Harmon S. Spolan and James G. London, continued after the 2009 Annual Meeting.
The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009 was ratified. Of the total votes cast, 14,174,230 were cast for the proposal, 27,725 shares were cast against the proposal, 4,121 shares abstained, and there were no broker non-votes.
ITEM 6. Exhibits
     See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC. (Registrant)
Date: August 6, 2009	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: August 6, 2009	By	/s/ Richard N. Burger
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description
3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2008.

10.1 —	Second Amendment to Amended and Restated Credit Agreement, dated as of June 18, 2009, by and among Coleman Cable, Inc., the Subsidiaries that are signatories thereto, and the lenders that are signatories thereto, incorporated herein by reference to our Current Report on Form 8-K as filed on June 18, 2009.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.