Form 10-Q
period 2009-09-30
Coleman Cable, Inc.
filed 2009-11-06
CIK 1323653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
Common shares outstanding as of November 1, 2009: 17,179,979

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
NET SALES	$133,795	$270,712	$364,049	$790,775
COST OF GOODS SOLD	113,475	240,814	310,171	703,736

GROSS PROFIT	20,320	29,898	53,878	87,039
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	9,916	14,228	30,408	40,472
ASSET IMPAIRMENTS	300	—	69,798	—
INTANGIBLE ASSET AMORTIZATION	2,071	3,121	6,773	8,889
RESTRUCTURING CHARGES	1,692	2,504	4,049	5,515

OPERATING INCOME (LOSS)	6,341	10,045	(57,150)	32,163
INTEREST EXPENSE	6,242	7,211	19,014	22,545
GAIN ON REPURCHASE OF SENIOR NOTES	(385)	—	(3,285)	—
OTHER (INCOME) LOSS, NET	(674)	(56)	(1,068)	68

INCOME (LOSS) BEFORE INCOME TAXES	1,158	2,890	(71,811)	9,550
INCOME TAX EXPENSE (BENEFIT)	374	1,153	(8,125)	3,716

NET INCOME (LOSS)	$784	$1,737	$(63,686)	$5,834

EARNINGS (LOSS) PER COMMON SHARE DATA
NET INCOME (LOSS) PER SHARE
Basic	$0.05	$0.10	$(3.79)	$0.35
Diluted	0.05	0.10	(3.79)	0.35
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,809	16,787	16,809	16,787
Diluted	17,180	16,825	16,809	16,811
See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,085	$16,328
Accounts receivable, less allowance for uncollectible accounts of $2,618 and $3,020, respectively	83,554	97,038
Inventories	73,642	73,368
Deferred income taxes	3,575	4,202
Assets held for sale	4,582	3,535
Prepaid expenses and other current assets	6,528	10,688

Total current assets	177,966	205,159

PROPERTY, PLANT AND EQUIPMENT, NET	52,733	61,443
GOODWILL	29,014	98,354
INTANGIBLE ASSETS	32,633	39,385
OTHER ASSETS	9,047	7,625

TOTAL ASSETS	$301,393	$411,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$33	$30,445
Accounts payable	27,001	27,408
Accrued liabilities	29,952	31,191

Total current liabilities	56,986	89,044

LONG-TERM DEBT	232,600	242,369
OTHER LONG-TERM LIABILITIES	3,653	4,046
DEFERRED INCOME TAXES	0	7,088
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 17,180 and 16,787 issued and outstanding on September 30, 2009 and December 31, 2008	17	17
Additional paid-in capital	88,030	86,135
Accumulated deficit	(79,654)	(15,968)
Accumulated other comprehensive loss	(239)	(765)

Total shareholders’ equity	8,154	69,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$301,393	$411,966

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(63,686)	$5,834
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	17,622	22,306
Stock-based compensation	1,895	2,015
Inventory theft insurance receivable allowance	—	1,588
Foreign currency transaction gain	(1,068)	—
Gain on repurchase of Senior Notes	(3,285)	—
Asset impairments	69,798	—
Deferred taxes	(9,096)	(5,737)
Loss on disposal of fixed assets	446	178
Changes in operating assets and liabilities:
Accounts receivable	13,418	(15,183)
Inventories	(267)	22,312
Prepaid expenses and other assets	5,037	2,564
Accounts payable	(647)	6,503
Accrued liabilities	(753)	(15)

Net cash flow from operating activities	29,414	42,365

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,790)	(10,930)
Acquisition of businesses, net of cash acquired	—	(708)
Proceeds from sale of fixed assets	123	17

Net cash flow from investing activities	(2,667)	(11,621)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(24,150)	(35,188)
Debt amendment fee	(1,012)	—
Repayment of long-term debt	(12,004)	(1,027)

Net cash flow from financing activities	(37,166)	(36,215)

Effect of exchange rate changes on cash and cash equivalents	176	98
DECREASE IN CASH AND CASH EQUIVALENTS	(10,243)	(5,373)
CASH AND CASH EQUIVALENTS — Beginning of period	16,328	8,877

CASH AND CASH EQUIVALENTS — End of period	$6,085	$3,504

NONCASH ACTIVITY
Unpaid capital expenditures	251	202
Capital lease obligation	—	135
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	(3,215)	4,821
Cash interest paid	12,899	16,272
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
2. NEW ACCOUNTING PRONOUNCEMENTS
     Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.
Disclosures about Derivatives Instruments
     In March 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the new guidance in the first quarter of 2009. The required disclosures have been set forth in Note 12 to the condensed consolidated financial statements.
Subsequent Events
     In May 2009, the FASB issued new guidance on subsequent events. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption did not have a material impact on our consolidated financial statements. The company adopted the new guidance for the second quarter of 2009. For the third quarter of 2009, we evaluated subsequent events through November 5, 2009, the date the condensed consolidated financial statements were issued.
Fair Value Measurements and Disclosures
     In April 2009, the FASB issued guidance on interim disclosures about the fair value of financial instruments. The new guidance requires disclosures about the fair value of financial instruments in interim and annual financial statements, effective for periods ending after June 15, 2009. We adopted the new guidance on the effective date. In August 2009, the FASB issued an accounting update on fair value measurements and disclosures that provides additional guidance clarifying the measurement of liabilities at fair value. The update clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. This update is effective for the first reporting period beginning after its issuance. We are currently reviewing this update to determine the impact, if any, that it may have on our financial statements. Refer to Note 7 for additional information regarding our fair value measurements for financial assets and liabilities.
Postretirement Benefit Plan Assets
     In December 2008, the FASB issued guidance on employers’ disclosure about postretirement benefit plan assets. The accounting guidance provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The guidance requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets. We are currently assessing the impact of the guidance on our financial statement disclosures. These disclosures are required for fiscal years ending after December 15, 2009. The company is currently assessing the impact of the new guidance on our financial statement disclosures.

Participating Securities
     In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share based payment transactions are participating securities. This accounting guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method. The guidance concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share. We have determined that our outstanding unvested shares are participating securities. Effective January 1, 2009, we adopted this standard. Accordingly, earnings per common share are computed using the two-class method prescribed by the accounting guidance. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method (see Note 8).
Variable Interest Entity
     In June 2009, the FASB issued an update to the accounting guidance for consolidation. Accordingly, new accounting standards concerning the treatment of variable interest entities were issued. This guidance addresses the effects on certain provisions of consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept. This guidance also addresses the ability to provide timely and useful information about an enterprise’s involvement in a variable interest entity. The accounting update is effective for each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently reviewing this statement to determine the impact, if any, that it may have on our financial statements and we will adopt this statement when it becomes effective for us, the beginning of the first quarter of 2010.
3. ASSET IMPAIRMENTS
     Under goodwill accounting rules, we are required to assess goodwill for impairment annually, or more frequently if events or circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value.
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
     The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge. For example, as of March 31, 2009, (1) a 5% increase or decrease in the aggregate estimated undiscounted cash flows of our reporting units (without any change in the discount rate used in the first step of our goodwill impairment test as of such date) would have resulted in an increase or decrease of approximately $14,000 in the aggregate estimated fair value of our reporting units as of such date, (2) a 100 basis point increase or decrease in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value (without any change in the aggregate estimated cash flows of our reporting units used in the first step of our goodwill impairment test as of such date) would have resulted in a decrease or increase of approximately $18,000 in the aggregate estimated fair value of our reporting units as of such date, and (3) a 1% increase or decrease in the estimated sales growth rate without a change in the discount rate of each reporting unit would have resulted in an increase or decrease of approximately $7,000 in the aggregate estimated fair value of our reporting units as of such date. The goodwill impairment testing process is complex, and can be affected by the inter-relationship between certain assumptions, estimates and judgments that may apply to both the first and second steps of the process and the fact that the maximum potential impairment of the goodwill of any reporting unit is limited to the carrying value of the goodwill of that reporting unit. Accordingly, the above-described sensitivities around changes in the aggregate estimated fair values of our reporting units would not necessarily have a dollar-for-dollar impact on the amount of goodwill impairment we recognized as a result of our analysis. These sensitivities are presented solely to illustrate the effects that a hypothetical change in one or more key variables affecting reporting unit fair value might have on the outcomes produced by the goodwill impairment testing process.
     The $300 asset impairment charge recorded in the third quarter of 2009 was for a property currently being marketed for sale. The resulting adjusted carrying value represents our estimate of the property’s fair value determined by management after considering the best information available and the company’s own assumptions about the assumptions market participants would use in valuing the asset.
4. RESTRUCTURING ACTIVITIES
     We incurred restructuring charges of $1,692 and $4,049 during the third quarter and first nine months of 2009, respectively. For the third quarter of 2009, these charges included $674 recorded in connection with our closure of our East Longmeadow, Massachusetts manufacturing facility in May 2009, pursuant to a plan we announced in March 2009. The third quarter of 2009 also included charges of $242 recorded in connection with our closure of our owned Oswego, New York facility in September 2009, pursuant to a plan we announced in the second quarter of 2009. These actions were taken in order to align our manufacturing capacity and cost structure with reduced volume levels resulting from the current economic environment. Production from these facilities has been transitioned to facilities in Lafayette and Bremen, Indiana, with back up capacity to be provided by our Waukegan, Illinois and Texarkana, Arkansas facilities. The $674 recorded in connection with the East Longmeadow closure primarily included charges for equipment and other closing costs. The remaining charges for the first nine months of 2009 primarily consisted of holding costs related to other facilities closed in 2008. We incurred restructuring charges of $2,504 and $5,515 during the third quarter and first nine months of 2008, respectively, primarily in connection with the integration of our 2007 Acquisitions.
     The $4,375 liability as of September 30, 2009 primarily relates to lease liabilities associated with facilities closed during 2008 in connection with the integration of our 2007 Acquisitions. Our reserve for lease termination costs represents our estimate of the liability existing relative to closed properties under lease and is equal to our remaining obligation under such leases reduced by estimated sublease rental income reasonably expected for the properties. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of one or more lease terminations, sublease agreements, or changes in the related markets in which the properties are located. In addition to these and other holding costs that may be incurred in future periods relative to our closed facilities, we expect to incur an additional $250 in restructuring expense in the fourth quarter relative to the closure of our Oswego facility.

	Employee
	Severance
	and	Lease	Equipment	Other
	Relocation	Termination	Relocation	Closing
	Costs	Costs	Costs	Costs	Total
BALANCE — December 31, 2008	$25	$4,967	$—	$24	$5,016
Provision	649	1,489	342	1,569	4,049
Cash payments	(617)	(2,138)	(342)	(1,593)	(4,690)

BALANCE — September 30, 2009	$57	$4,318	$—	$—	$4,375

5. INVENTORIES

     Inventories consisted of the following:

	September 30,	December 31,
	2009	2008
FIFO cost:
Raw materials	$20,720	$14,628
Work in progress	4,102	2,038
Finished products	48,820	56,702

Total	$73,642	$73,368

6. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	September 30,	December 31,
	2009	2008
Salaries, wages and employee benefits	$4,132	$3,289
Sales incentives	7,502	10,416
Interest	11,370	5,988
Other	6,948	11,498

Total	$29,952	$31,191

7. DEBT

	September 30,	December 31,
	2009	2008
Revolving credit facility expiring April 2012	$5,850	$30,000
9.875% Senior notes due October 2012, including unamortized premium of $1,764 and $2,352, respectively	226,744	242,352
Capital lease obligations	39	462

	232,633	272,814
Less current portion	(33)	(30,445)

Long-term debt	$232,600	$242,369

  9.875% Senior Notes and Repurchases
     At September 30, 2009, we had $224,980 in aggregate principal amount outstanding of our 9.875% senior notes, all of which mature on October 1, 2012 (the “Senior Notes”). During the third quarter of 2009, we repurchased $2,200 in par value of our Senior Notes at a discount to their par value resulting in a pre-tax gain of $385 being recorded in connection with such repurchases. As further explained below, in order to complete these repurchase transactions, we were required to enter into an amendment to our Revolving Credit Facility (defined below). We may purchase additional Senior Notes in the future but whether we do so will depend on a number of factors and there can be no assurance that we will purchase any additional amounts of our Senior Notes.
     A portion of our Senior Notes were issued at a premium in 2007, resulting in proceeds in excess of par value. This premium, adjusted for the above-noted subsequent repurchases, is being amortized to par value over the remaining life of the Senior Notes.
  Revolving Credit Facility
     Our five-year revolving credit facility (the “Revolving Credit Facility”) is a senior secured facility that provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At September 30, 2009, we had borrowings of $5,850 outstanding under the facility, with $84,730 in remaining excess availability.
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
     The Revolving Credit Facility is guaranteed by our domestic subsidiary and is secured by substantially all of our assets and the assets of our domestic subsidiary, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of our domestic subsidiary and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.
     The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability during the third quarter of 2009.

     In 2007, the Revolving Credit Facility was amended to allow for our acquisition of certain assets of Woods Industries, Inc. and the stock of Woods Industries (Canada) Inc. (“Woods Canada”). The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25,000.
     Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends. As of September 30, 2009, we were in compliance with all of the covenants on our Senior Notes and Revolving Credit Facility.
     The fair value of our debt and capitalized lease obligations was approximately $225,000 at September 30, 2009, with the fair value of our Senior Notes based on sales prices of recent trading activity.
8. EARNINGS PER SHARE
     We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of September 30, 2009 and 2008, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Basic and Diluted Earnings per Share	2009	2008	2009	2008
Numerator:
Net income (loss)	$784	$1,737	$(63,686)	$5,834
Less: Earnings allocated to participating securities	(17)	(4)	—	(8)

Net income (loss) allocated to common shareholders	767	1,733	(63,686)	5,826

Denominator:
Basic weighted average shares outstanding	16,809	16,787	16,809	16,787
Dilutive effect of share-based awards	371	38	—	24

Diluted weighted average share outstanding	17,180	16,825	16,809	16,811

     Options with respect to 1,301 common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009 because they were antidilutive. Options with respect to 824 and 825 common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008 because they were antidilutive.
9. SHAREHOLDERS’ EQUITY
  Stock-Based Compensation
     The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. Of the total 2,440 shares authorized for issuance under the Company’s stock-based incentive plan, 1,706 awards were issued as of September 30, 2009, with the remaining 734 shares available for future grant over the balance of the plan’s ten-year life, which ends in 2016. We recorded $684 and $1,895 in stock compensation expense for the three and nine months ended September 30, 2009, respectively, compared to $693 and $2,015 for the three and nine months ended September 30, 2008, respectively.
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
     Changes in stock options were as follows:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Outstanding January 1, 2009	1,029	$14.12	7.7	—
Granted	290	3.99	9.3	—
Exercised	—	—
Forfeited or expired	(18)	14.30

Outstanding September 30, 2009	1,301	$11.86	7.8	—
Vested or expected to vest	1,264	$12.03	—	—
Exercisable	—	—

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
     Changes in nonvested shares were as follows:

		Weighted- Average
		Grant -Date
	Shares	Fair Value
Nonvested at January 1, 2009	67	$8.41
Granted	326	$3.99
Vested	(22)
Forfeited	—

Nonvested at September 30, 2009	371	$4.52
  Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$784	$1,737	$(63,686)	$5,834
Other comprehensive income:
Currency translation adjustment, net of tax	20	(250)	56	(262)
Derivative gains, net of tax	100	—	470	—

Total comprehensive income (loss)	$904	$1,487	$(63,160)	$5,572

     For the three and nine months ended September 30, 2009, the changes in other comprehensive income were net of tax provisions of $63 and $304, respectively, related to the change in fair value of derivatives, and a provision of $10 and $14, respectively, for unrealized foreign currency losses.
10. RELATED PARTIES
     We lease our corporate office facility from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of our Board of Directors and executive management. We made rental payments of $98 and $95 to HQ2 for the three months ended September 30, 2009 and 2008, respectively. We made rental payments of $290 and $282 to HQ2 for the nine months ended September 30, 2009 and 2008, respectively. In addition, we lease three manufacturing facilities and three vehicles from DJR Ventures, LLC (“DJR”) in which one of our executive officers has a minority interest. We made rental payments of $232 and $346 to DJR for the three months ended September 30, 2009 and 2008, respectively. We made rental payments of $836 and $928 to DJR for the nine months ended September 30, 2009 and 2008, respectively.

11. COMMITMENTS AND CONTINGENCIES
  Operating Leases
     We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,352 and $4,473 for the three and nine months ended September 30, 2009, respectively, and was $1,736 and $5,715 for the three and nine months ended September 30, 2008, respectively.
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
     In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% of the costs for the RD/RA. As of September 30, 2009, we had a $400 accrual recorded for this liability.
     We believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate. We cannot, however, provide assurance that this will be the case.
12. DERIVATIVES
     We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. For those hedging relationships that meet such criteria, and for which hedge accounting is applied, we formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as the risk management objectives involved. All of our hedges for which hedge accounting is applied qualify and are designated as cash flow hedges. We assess both at inception and at least quarterly thereafter, whether the derivatives used in these cash flow hedges are highly effective in offsetting changes in the cash flows associated with the hedged item. The effective portion of the related gains or losses on these derivative instruments are recorded in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss), and are subsequently recognized in income or expense in the period in which the related hedged items are recognized. The ineffective portion of these hedges related to an over-hedge (extent to which a change in the value of the derivative contract does not perfectly offset the change in value of the designated hedged item) is immediately recognized in income.
     At September 30, 2009, we had outstanding copper futures contracts, with an aggregate fair value of $433, consisting of contracts to sell 675 pounds of copper in December 2009, as well as contracts to buy 350 pounds of copper in December 2009. These derivatives have been determined to be Level 1 under the fair value hierarchy.
     The following table provides information about the fair value of our derivatives, separating those accounted for as hedges and those that are not:

	At September 30, 2009
	Fair Value
	Assets	Liabilities
Derivatives accounted for as hedges under the accounting rules
Copper commodity contracts accounted for as cash flow hedges	$386	$—
Derivatives not accounted for as hedges under the accounting rules
Copper commodity contracts	$47	$—
     As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our condensed consolidated balance sheets, the above-noted gross values are netted and classified within “Prepaid expenses and other current assets” or “Accrued liabilities” depending upon our aggregate net position at the balance sheet date. At September 30, 2009, we had no cash collateral posted relative to our outstanding derivative positions.

		Gain / (Loss)
		Recognized in	Location of Gain
	Gain Recognized in OCI	Income (Ineffective	Recognized in Income
Derivatives in cash flow hedging relationships	(Effective Portion)	Portion)	(Ineffective portion)
Copper commodity contracts:
Three months ended September 30, 2009	162	(2)	Cost of goods sold
Nine months ended September 30, 2009	773	12	Cost of goods sold

	Loss Recognized in	Location of Loss
Derivatives not accounted for as hedges under the accounting rules	Income	Recognized in Income
Copper commodity contracts:
Three months ended September 30, 2009	358	Cost of goods sold
Nine months ended September 30, 2009	1,396	Cost of goods sold
     We reclassified $127 from Accumulated Other Comprehensive Income (Loss) into earnings during the three and nine month period ended September 30, 2009. We expect to reclassify the entire amount recorded in Accumulated Other Comprehensive Income (Loss) at September 30, 2009 into earnings during the fourth quarter of 2009. No cash flow hedges were discontinued during the three or nine month periods ended September 30, 2009 as a result of the hedged forecasted transaction no longer being probable of occurring. Additionally, no amounts were excluded from our effectiveness tests relative to these cash flow hedges.

13. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Effective Tax Rate	32%	40%	11%	39%
     The decline in our effective tax rate for the first nine months of 2009 as compared to the first nine months of 2008 reflects the $69,498 pre-tax goodwill impairment charge recorded during the first quarter of 2009. A significant amount of book goodwill did not have a corresponding tax basis, thereby reducing the associated tax benefit and our effective tax rate for the first nine months of 2009.
14. OTHER (INCOME) LOSS
     We recorded other income of $674 and $1,068 for the three and nine months ended September 30 2009, respectively, primarily reflecting a favorable exchange rate impact on our Canadian subsidiary.
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
     Financial data for the Company’s reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net Sales:
Distribution Segment	$104,875	$188,384	$281,801	$528,886
OEM Segment	28,920	82,328	82,248	261,889

Total	$133,795	$270,712	$364,049	$790,775

Operating Income(Loss):
Distribution Segment	$10,210	$18,961	$24,770	$51,872
OEM Segment	2,615	264	4,982	3,730

Total segments	12,825	19,225	29,752	55,602
Corporate	(6,484)	(9,180)	(86,902)	(23,439)

Consolidated operating income (loss)	$6,341	$10,045	$(57,150)	$32,163

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
16. SUPPLEMENTAL GUARANTOR INFORMATION
     Our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) are guaranteed by our 100%-owned subsidiary, CCI International, Inc. (“Guarantor Subsidiary”). Such guarantees are full and unconditional. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Coleman Cable, Inc. (the “Parent”) and the Guarantor Subsidiary. The supplemental guarantor financial information set forth below reflects the Company’s current organizational structure including certain changes made effective in the first quarter of 2009. Accordingly, prior period amounts have been recast to reflect the Company’s current structure.

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
NET SALES	$122,163	$—	$11,632	$—	$133,795
COST OF GOODS SOLD	104,429	—	9,046	—	113,475

GROSS PROFIT	17,734	—	2,586	—	20,320
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	8,636	—	1,280	—	9,916
INTANGIBLE ASSET AMORTIZATION	2,047	—	24	—	2,071
IMPAIRMENT CHARGES	300	—	—	—	300
RESTRUCTURING CHARGES	1,692	—	—	—	1,692

OPERATING INCOME	5,059	—	1,282	—	6,341
INTEREST EXPENSE, NET	6,202	—	40	—	6,242
GAIN ON REPURCHASE OF SENIOR NOTES	(385)	—	—	—	(385)
OTHER INCOME	—	—	(674)	—	(674)

INCOME (LOSS) BEFORE INCOME TAXES	(758)	—	1,916	—	1,158
INCOME (LOSS) FROM SUBSIDIARIES	1,121	—	—	(1,121)	—
INCOME TAX EXPENSE (BENEFIT)	(421)	—	795	—	374

NET INCOME (LOSS)	$784	$—	$1,121	$(1,121)	$784

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
NET SALES	$257,035	$—	$13,677	$—	$270,712
COST OF GOODS SOLD	230,194	—	10,620	—	240,814

GROSS PROFIT	26,841	—	3,057	—	29,898
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	13,037	(2)	1,193	—	14,228
INTANGIBLE ASSET AMORTIZATION	3,095	—	26	—	3,121
RESTRUCTURING CHARGES	2,504	—	—	—	2,504

OPERATING INCOME	8,205	2	1,838	—	10,045
INTEREST EXPENSE, NET	7,124	—	87	—	7,211
OTHER (INCOME) LOSS, NET	11	—	(67)	—	(56)

INCOME BEFORE INCOME TAXES	1,070	2	1,818	—	2,890
INCOME (LOSS) FROM SUBSIDIARIES	1,167	—	—	(1,167)	—
INCOME TAX EXPENSE	500	—	653	—	1,153

NET INCOME (LOSS)	$1,737	$2	$1,165	$(1,167)	$1,737

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
NET SALES	$339,615	$—	$24,434	$—	$364,049
COST OF GOODS SOLD	291,292	—	18,879	—	310,171

GROSS PROFIT	48,323	—	5,555	—	53,878
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	27,153	—	3,255	—	30,408
INTANGIBLE ASSET AMORTIZATION	6,691	—	82	—	6,773
IMPAIRMENT CHARGES	69,798	—	—	—	69,798
RESTRUCTURING CHARGES	3,989	—	60	—	4,049

OPERATING INCOME (LOSS)	(59,308)	—	2,158	—	(57,150)
INTEREST EXPENSE, NET	18,761	—	253	—	19,014
GAIN ON REPURCHASE OF SENIOR NOTES	(3,285)	—	—	—	(3,285)
OTHER INCOME	—	—	(1,068)	—	(1,068)

INCOME (LOSS) BEFORE INCOME TAXES	(74,784)	—	2,973	—	(71,811)
INCOME (LOSS) FROM SUBSIDIARIES	1,847	—	—	(1,847)	—
INCOME TAX EXPENSE (BENEFIT)	(9,251)	—	1,126	—	(8,125)

NET INCOME (LOSS)	$(63,686)	$—	$1,847	$(1,847)	$(63,686)

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
NET SALES	$760,247	$—	$30,528	$—	$790,775
COST OF GOODS SOLD	681,035	—	22,701	—	703,736

GROSS PROFIT	79,212	—	7,827	—	87,039
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	37,077	(2)	3,397	—	40,472
INTANGIBLE ASSET AMORTIZATION	8,805	—	84	—	8,889
RESTRUCTURING CHARGES	5,515	—	—	—	5,515

OPERATING INCOME	27,815	2	4,346	—	32,163
INTEREST EXPENSE, NET	22,340	—	205	—	22,545
OTHER LOSS, NET	36	—	32	—	68

INCOME BEFORE INCOME TAXES	5,439	2	4,109	—	9,550
INCOME (LOSS) FROM SUBSIDIARIES	2,633	—	—	(2,633)	—
INCOME TAX EXPENSE	2,238	—	1,478	—	3,716

NET INCOME (LOSS)	$5,834	$2	$2,631	$(2,633)	$5,834

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,988	$64	$2,033	$—	$6,085
Accounts receivable—net of allowances	75,206	—	8,348	—	83,554
Inventories	66,166	—	7,476	—	73,642
Deferred income taxes	3,480	—	95	—	3,575
Intercompany	730	(54)	(676)	—	—
Asset held for sale	4,582	—	—	—	4,582
Prepaid expenses and other current assets	3,627	12	2,889	—	6,528

Total current assets	157,779	22	20,165	—	177,966

PROPERTY, PLANT AND EQUIPMENT, NET	52,314	—	419	—	52,733
GOODWILL	27,598	—	1,416	—	29,014
INTANGIBLE ASSETS, NET	32,473	—	160	—	32,633
OTHER ASSETS, NET	18,757	—	(852)	(8,858)	9,047
INVESTMENT IN SUBSIDIARIES	4,327	—	—	(4,327)	—

TOTAL ASSETS	$293,248	$22	$21,308	$(13,185)	$301,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$33	$—	$—	$—	$33
Accounts payable	22,795	—	4,206	—	27,001
Accrued liabilities	26,013	22	3,917	—	29,952

Total current liabilities	48,841	22	8,123	—	56,986

LONG-TERM DEBT	232,600		—	—	232,600
OTHER LONG-TERM LIABILITIES	3,653	—	8,858	(8,858)	3,653
DEFERRED INCOME TAXES	—	—	—	—	—
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	88,030	—	—	—	88,030
Retained earnings (accumulated deficit)	(79,654)	—	4,886	(4,886)	(79,654)
Accumulated other comprehensive loss	(239)	—	(559)	559	(239)

Total shareholders’ equity	8,154	—	4,327	(4,327)	8,154

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$293,248	$22	$21,308	$(13,185)	$301,393

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,617	$49	$3,662	$—	$16,328
Accounts receivable—net of allowances	90,636	—	6,402	—	97,038
Inventories, net	68,002	—	5,366	—	73,368
Deferred income taxes	4,159	—	43	—	4,202
Intercompany	818	(17)	(801)	—	—
Assets held for sale	3,535	—	—	—	3,535
Prepaid expenses and other current assets	10,626	9	53	—	10,688

Total current assets	190,393	41	14,725	—	205,159

PROPERTY, PLANT AND EQUIPMENT, NET	60,993	—	450	—	61,443
GOODWILL	97,096	—	1,258	—	98,354
INTANGIBLE ASSETS, NET	39,164	—	221	—	39,385
OTHER ASSETS, NET	16,913	—	70	(9,358)	7,625
INVESTMENT IN SUBSIDIARIES	2,410	—	—	(2,410)	—

TOTAL ASSETS	$406,969	$41	$16,724	$(11,768)	$411,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30,445	$—	$—	$—	$30,445
Accounts payable	25,263	10	2,135	—	27,408
Accrued liabilities	27,957	31	3,203	—	31,191

Total current liabilities	83,665	41	5,338	—	89,044

LONG-TERM DEBT	242,369		—	—	242,369
OTHER LONG-TERM LIABILITIES	4,046	—	9,358	(9,358)	4,046
DEFERRED INCOME TAXES	7,470	—	(382)	—	7,088
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	86,135	—	—	—	86,135
Retained earnings (accumulated deficit)	(15,968)	—	3,039	(3,039)	(15,968)
Accumulated other comprehensive loss	(765)	—	(629)	629	(765)

Total shareholders’ equity	69,419	—	2,410	(2,410)	69,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$406,969	$41	$16,724	$(11,768)	$411,966

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(63,686)	$—	$1,847	$(1,847)	$(63,686)
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	17,431	—	191	—	17,622
Stock-based compensation	1,895	—	—	—	1,895
Foreign currency translation gain		—	(1,068)	—	(1,068)
Gain on repurchase of Senior notes	(3,285)	—	—	—	(3,285)
Asset Impairments	69,798	—	—	—	69,798
Deferred taxes	(10,296)	—	1,200	—	(9,096)
Loss on disposal of fixed assets	446	—	—	—	446
Equity in consolidated subsidiaries	(1,847)	—	—	1,847	—
Changes in operating assets and liabilities:
Accounts receivable	15,430	—	(2,012)	—	13,418
Inventories	1,836	—	(2,103)	—	(267)
Prepaid expenses and other assets	7,786	(3)	(2,746)	—	5,037
Accounts payable	(2,584)	(10)	1,947	—	(647)
Intercompany accounts	587	37	(624)	—
Accrued liabilities	(2,346)	(9)	1,602	—	(753)

Net cash flow from operating activities	31,165	15	(1,766)	—	29,414

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,751)	—	(39)	—	(2,790)
Proceeds from sale of fixed assets	123	—	—	—	123

Net cash flow from investing activities	(2,628)	—	(39)	—	(2,667)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(24,150)	—	—	—	(24,150)
Debt amendment fee	(1,012)	—	—	—	(1,012)
Repayment of long -term debt	(12,004)	—	—	—	(12,004)

Net cash flow from financing activities	(37,166)	—	—	—	(37,166)

Effect of exchange rate on cash and cash equivalents	—	—	176	—	176
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,629)	15	(1,629)	—	(10,243)
CASH AND CASH EQUIVALENTS — Beginning of period	12,617	49	3,662	—	16,328

CASH AND CASH EQUIVALENTS — End of period	$3,988	$64	$2,033	$—	$6,085

NONCASH ACTIVITY
Unpaid capital expenditures	251				251
Capital lease obligation	—				—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	(4,186)		971		(3,215)
Cash interest paid	12,899				12,899

COLEMAN CABLE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,834	$2	$2,631	$(2,633)	$5,834
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	22,101	—	205	—	22,306
Stock-based compensation	2,015	—	—	—	2,015
Inventory theft insurance receivable allowance	1,588	—	—	—	1,588
Deferred taxes	(5,677)	—	(60)	—	(5,737)
Loss on disposal of fixed assets	178	—	—	—	178
Equity in consolidated subsidiaries	(2,633)	—	—	2,633	—
Changes in operating assets and liabilities:
Accounts receivable	(11,043)	—	(4,140)	—	(15,183)
Inventories	24,919	—	(2,607)	—	22,312
Prepaid expenses and other assets	2,617	(9)	(44)	—	2,564
Accounts payable	3,542	(9)	2,970	—	6,503
Intercompany accounts	1,853	39	(1,892)	—	—
Accrued liabilities	416	14	(445)	—	(15)

Net cash flow from operating activities	45,710	37	(3,382)	—	42,365

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(10,695)	—	(235)	—	(10,930)
Acquisition of businesses, net of cash acquired	(708)	—	—	—	(708)
Proceeds from sale of fixed assets	17	—	—	—	17

Net cash flow from investing activities	(11,386)	—	(235)	—	(11,621)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(35,188)	—	—	—	(35,188)
Repayment of long -term debt	(1,027)	—	—	—	(1,027)

Net cash flow from financing activities	(36,215)	—	—	—	(36,215)

Effect of exchange rate on cash and cash equivalents	—	—	98	—	98
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,891)	37	(3,519)	—	(5,373)
CASH AND CASH EQUIVALENTS — Beginning of period	3,835	1	5,041	—	8,877

CASH AND CASH EQUIVALENTS — End of period	$1,944	$38	$1,522	$—	$3,504

NONCASH ACTIVITY
Unpaid capital expenditures	202	—	—	—	202
Capital lease obligation	135	—	—	—	135
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	3,660	—	1,161	—	4,821
Cash interest paid	16,272	—	—	—	16,272

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
General
     We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the U.S. and, to a lesser degree, Canada. We manufacture and supply a broad line of wire and cable products, which enables us to offer our customers a single source of supply for many of their wire and cable product requirements. We manufacture our products in seven domestic manufacturing facilities and supplement our domestic production with both international and domestic sourcing. We sell our products to a variety of customers, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). Virtually all of our products are sold to customers located in the U.S. and Canada.
     Raw materials, primarily copper, comprise the primary component of our cost of goods sold. As the price of copper is particularly volatile, price fluctuations can significantly affect of our sales and profitability. We generally attempt to pass along changes in the price of copper and other raw materials to our customers. However, this has proven difficult recently given lower overall demand and excess capacity existing in the wire and cable industry. The average copper price on the COMEX was $2.67 per pound for the third quarter of 2009, as compared to $3.45 per pound for the third quarter of 2008.
     While our business continues to face recessionary conditions, the demand stabilization we first noted during the latter part of the second quarter of 2009 continued into the third quarter of this year, and our sales volumes (measured in total pounds shipped) improved 10.5% during the third quarter, as compared to the second quarter of 2009. We are encouraged by such signs of demand stabilization and our quarter-over-quarter volume increase, as well as by the positive impact generated from our recent cost-reduction and capacity adjustments. We remain concerned, however, with industry pricing given reduced levels of overall demand and excess industry capacity. These factors, as well as any further increases in the price of copper, which increased to a third quarter average of $2.67 per pound on the COMEX compared to an average of $2.15 per pound for the second quarter of 2009, will likely continue to present challenges to our financial performance and operating cash flows in the near term. Additionally, we believe our sales volumes for the remainder of 2009, as compared to 2008 levels, will continue to be negatively impacted by the combined impact of difficult macro-economic conditions and our downsizing of our OEM segment. We continue to manage our business with caution in view of existing recessionary factors. Our ability to timely and effectively match our plant capacity to forecasted demand will continue to be a key determinant in our profitability in coming quarters. In this regard, as was the case in the fourth quarter of 2008, we expect certain temporary seasonal and holiday-related plant shutdowns to occur during the fourth quarter of 2009, which may negatively impact our absorption of overhead and thus our profitability. The magnitude of such temporary plant shutdowns will be contingent upon fourth quarter 2009 demand levels. Management is continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant shutdowns or closings, restructurings and workforce reductions are necessary, some of which may be significant. In this regard, we closed our manufacturing facility in East Longmeadow, Massachusetts in the second quarter of this year and our Oswego, New York facility in the third quarter of 2009, as further discussed in the “Consolidated Results of Operations” section that follows.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)				(In thousands)
Net sales	$133,795	100.0%	$270,712	100.0%	$364,049	100.0%	$790,775	100.0%

Gross profit	20,320	15.2	29,898	11.0	53,878	14.8	87,039	11.0
Selling, engineering, general and administrative expenses	9,916	7.4	14,228	5.3	30,408	8.4	40,472	5.1
Intangible amortization expense	2,071	1.5	3,121	1.2	6,773	1.9	8,889	1.1
Asset impairments	300	0.2	0	0	69,798	19.2	0	0
Restructuring charges	1,692	1.3	2,504	0.9	4,049	1.1	5,515	0.7

Operating income (loss)	6,341	4.7	10,045	3.7	(57,150)	-15.7	32,163	4.1
Interest expense	6,242	4.7	7,211	2.7	19,014	5.2	22,545	2.9
Gain on Senior Notes repurchases	(385)	-0.3	0	0.0	(3,285)	-0.9	0	0.0
Other (income) loss, net	(674)	-0.5	(56)	0.0	(1,068)	-0.3	68	0.0

Income (loss) before income taxes	1,158	0.9	2,890	1.0	(71,811)	-19.7	9,550	1.2
Income tax expense (benefit)	374	0.3	1,153	0.4	(8,125)	-2.2	3,716	0.5

Net income (loss)	$784	0.6	$1,737	0.6	$(63,686)	-17.5	$5,834	0.7

     The following is a reconciliation, for the periods indicated, of net income (loss), as determined in accordance with GAAP, to earnings from continuing operations before net interest, income taxes, depreciation and amortization expense (“EBITDA”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income (loss)	$784	$1,737	$(63,686)	$5,834
Interest expense	6,242	7,211	19,014	22,545
Income tax expense (benefit)	374	1,153	(8,125)	3,716
Depreciation and amortization expense	5,157	7,294	16,569	21,184

EBITDA	$12,557	$17,395	$(36,228)	$53,279

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net cash flow from operating activities	$(7,417)	$30,055	$29,414	$42,365
Interest expense	6,242	7,211	19,014	22,545
Income tax expense (benefit)	374	1,153	(8,125)	3,716
Deferred taxes	(267)	5,794	9,096	5,737
Loss on sale of fixed assets	(432)	(110)	(446)	(178)
Stock-based compensation	(684)	(693)	(1,895)	(2,015)
Gain on repurchase of Senior Notes	385	—	3,285	—
Asset impairments	(300)	—	(69,798)	—
Foreign currency translation gain	674	—	1,068	—
Changes in operating assets and liabilities	13,982	(26,015)	(17,841)	(18,891)

EBITDA	$12,557	$17,395	$(36,228)	$53,279

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
     Net sales — Net sales for the quarter were $133.8 million compared to $270.7 million for the third quarter of 2008, a decrease of $136.9 million or 50.6%. The decline reflected decreased volumes and lower average copper prices during the third quarter of 2009 as compared to the same quarter last year. For the quarter, our total sales volume (measured in total pounds shipped) decreased 41.3% in 2009 compared to the third quarter of 2008. As has been the case throughout the first nine months of 2009, our 2009 third quarter sales results compared to the third quarter of 2008 reflected the impact of recessionary market factors and lower overall demand levels. In addition to the impact of volume declines, a lower average daily selling price of copper cathode on the COMEX, which averaged $2.67 per pound during the third quarter of 2009, as compared to an average of $3.45 per pound for the third quarter of 2008, also negatively impacted net sales for the third quarter of 2009, as compared to the same quarter last year. While overall volumes for the third quarter declined from volume levels recorded during the third quarter of last year, we did note volume trends improved somewhat during the third quarter of 2009, as compared to earlier periods in 2009. Our third quarter sales volume increased 10.5% compared to the second quarter of 2009, reflecting in part a seasonal increase, as well as overall increased demand levels within our Distribution segment. As discussed further below, our sales declines in 2009 also reflected reduced OEM sales levels which resulted from our customer-rationalization efforts within this segment.
     Gross profit — We generated $20.3 million in total gross profit for the quarter, as compared to $29.9 million in the third quarter of 2008, a decline of $9.6 million, or 32.1%. The decline primarily reflects the impact of the above-noted volume declines, with lower gross profit being recorded for the quarter in our Distribution segment, partially offset by increased OEM gross profit as compared to the same quarter last year. Our gross profit as a percentage of net sales (“gross profit margin”) for the quarter was 15.2% compared to 11.0% for the third quarter of 2008. Gross profit margins improved within both our Distribution and OEM segments, with significant improvement in our OEM segment gross profit margin. In part, our OEM gross profit margin improvement reflects the positive margin impact of our having reduced sales levels in this segment in late 2008 in areas where we had failed to secure adequate pricing for our products. This was done in order to improve the overall gross profit margin and profitability of the OEM segment. The improvement also reflected, in part, the favorable impact of recent cost reductions and capacity adjustments which resulted in lower levels of unfavorable plant labor and overhead variances being generated during the third quarter of 2009, as compared to the third quarter of 2008, as well as the first two quarters of 2009. Our gross margin for the third quarter of 2009 was also favorably impacted by a relatively rapid increase in copper prices during the quarter which temporarily expanded gross margin as we turned our inventory. Additionally, our gross profit margin for the third quarter of 2009 improved compared to the same quarter of 2008 given the fact that a significant portion of our business involves the production and sale of products which are priced to earn a fixed dollar margin, which causes our gross profit margin to compress in higher copper price environments, as was the case in the third quarter of 2008.
     Selling, engineering, general and administrative (“SEG&A”) expense — We incurred total SEG&A expense of $9.9 million for the third quarter of 2009, as compared to $14.2 million for the third quarter of 2008, a decrease of $4.3 million. SEG&A expense for the third quarter of 2008 included a non-cash charge of $1.6 million for an allowance established during the third quarter of 2008 for an insurance claim we filed in connection with thefts which occurred in 2005 at a since-closed manufacturing facility. We commenced legal action with regard to this matter during the third quarter of 2008 and the matter remains in litigation. The remaining $2.7 million decrease in SEG&A expense in the third quarter of 2009, as compared to the third quarter of 2008, was due in part to $1.0 million in lower commissions given lower overall sales levels, as well as the favorable impact of our resolving certain customer-related collection and other matters, which collectively accounted for an additional $1.0 million of the $2.7 million decrease. The remaining $0.7 million decrease reflected lower costs across a number of general and administrative expense areas. Our SEG&A as a percentage of total net sales increased to 7.4% for the third quarter of 2009, as compared to 4.7% (excluding the impact of the above-described $1.6 million insurance-related allowance) for the third quarter of 2008. The increased SEG&A rate reflects the impact of lower expense leverage as our fixed costs were spread over a lower net sales base.
     Asset impairments — The $0.3 million asset impairment charge recorded in the third quarter of 2009 was for a property currently being marketed for sale. The resulting adjusted carrying value represents our estimate of the property’s fair value determined by management after considering the best information available and the company’s own assumptions about the assumptions market participants would use in valuing the asset.
     Intangible amortization expense — Intangible amortization expense for the third quarter of 2009 was $2.1 million as compared to $3.1 million for the third quarter of 2008, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. These intangible assets are amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. Amortization for the third quarter of 2009 was lower than for the third quarter of 2008 as a result of lower amortization expense brought about by an impairment charge we recorded during the fourth quarter of 2008 against our then-existing balance in intangible assets and the impact of the aforementioned accelerated amortization methodology.
     Restructuring charges — Restructuring charges for the three months ended September 30, 2009 were $1.7 million, as compared to $2.5 million for the third quarter of 2008. For the third quarter of 2009, these expenses included $0.9 million recorded in connection with the closure of our East Longmeadow, Massachusetts manufacturing facility in May 2009 and our Oswego, New York facility during the third quarter of 2009, including $0.4 million in non-cash equipment costs. These actions were taken in order to align our manufacturing capacity and cost structure with reduced volume levels resulting from the current economic environment. Production from these facilities has been transitioned to facilities in Bremen, Indiana, with back up capacity to be provided by our Waukegan, Illinois and Texarkana, Arkansas facilities. The remaining $0.8 million of restructuring charges primarily consisted of lease and other holding costs related to facilities closed in 2008 and 2009. For the third quarter of 2008, restructuring charges primarily reflected costs incurred in connection with the integration of our 2007 Acquisitions.
     Interest expense — We incurred $6.2 million in interest expense for the third quarter of 2009, as compared to $7.2 million for the third quarter of 2008. The decrease in interest expense was due primarily to lower average outstanding borrowings in the third quarter of 2009 as compared to the same quarter last year.
     Gain on Senior Notes repurchases — We recorded a $0.4 million gain in the third quarter of 2009 resulting from our repurchase of $2.2 million in par value of our Senior Notes.
     Other (income) loss — We recorded other income of $0.7 million in the third quarter of 2009 reflecting the favorable impact of exchange rate changes on our Canadian subsidiary.
     Income tax expense — We recorded income tax expense of $0.4 million for the third quarter of 2009 compared to $1.2 million for the third quarter of 2008, with the decline reflecting lower pre-tax income in the third quarter of 2009 as compared to the third quarter of 2008.
Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
     Net sales — Net sales for the nine months ended September 30, 2009 were $364.0 million compared to $790.8 million for the nine months ended September 30, 2008, a decrease of $426.8 million or 54.0%. The decline reflected decreased volumes and lower average copper prices during the nine months ended September 30, 2009 as compared to the first nine months of 2008. For the nine months ended September 30, 2009, our total sales volume (measured in total pounds shipped) decreased 41.1% compared to the nine months ended September 30, 2008, with a significant contraction in demand across our business in the face of recessionary conditions throughout 2009. In addition to volume declines, a lower average daily selling price of copper cathode on the COMEX, which averaged $2.13 per pound during the nine months ended September 30, 2009, as compared to an average of $3.59 per pound for the nine months ended September 30, 2008, also negatively impacted net sales for the nine months ended September 30, 2009, as compared to the first nine months of 2008. If current volume stabilization trends continue, we would expect that, while our volumes for the fourth quarter of 2009 will continue to be significantly lower than 2008 levels, the magnitude of such year-over-year declines will moderate in the fourth quarter of 2009 when compared to the year-over-year declines noted during the first nine months of 2009.
     Gross profit — We generated $53.9 million in total gross profit for the nine months ended September 30, 2009, as compared to $87.0 million for the nine months ended September 30, 2008, a decline of $33.1 million, or 38.0%. The decline primarily reflects the impact of the above-noted volume declines, with lower gross profit being recorded in both our Distribution and OEM segments for the nine months ended September 30, 2009, as compared to the same time period last year. Our gross profit margin for the nine months ended September 30, 2009, was 14.8% compared to 11.0% for the nine months ended September 30, 2008. Gross profit margins improved within both our Distribution and OEM segments, with significant improvement within our OEM segment as noted above in the discussion of third quarter results. In addition, as discussed above, our gross profit improved during the third quarter of 2009 relative to earlier quarters in 2009, as a result of the favorable impact of recent cost reductions and capacity adjustments.
     Selling, engineering, general and administrative (“SEG&A”) expense — We incurred total SEG&A expense of $30.4 million for the nine months ended September 30, 2009, as compared to $40.5 million for the nine months ended September 30, 2008. As noted above, our SEG&A expense for the first nine months of 2008 included a $1.6 million non-cash charge recorded during 2008 relative to an insurance recoverable receivable for a 2005 inventory theft. The remaining $8.5 million decrease in SEG&A during the first nine months of 2009, as compared to the same period last year, primarily reflects the impact of lower payroll-related expense as a result of lower total headcounts and lower commission expense given lower overall sales levels. These factors accounted for $2.9 million and $2.4 million of the total decrease, respectively, with the remaining $3.2 million decrease in part reflecting the favorable impact of resolving certain customer-related collection and other matters, which collectively accounted for approximately $1.0 million of the total decrease, as well as lower spending across a number of general and administrative expense areas. Our SEG&A as a percentage of total net sales increased to 8.4% for the nine months ended September 30, 2009, as compared to 5.1% for the nine months ended September 30, 2008, reflecting the impact of lower expense leverage as our fixed costs were spread over a lower net sales base.
     Intangible amortization expense — Intangible amortization expense for the nine months ended September 30, 2009 was $6.8 million as compared to $8.9 million for the nine months ended September 30, 2008, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. As noted above, lower amortization expense in 2009 reflects the impact of an impairment charge we recorded during the fourth quarter of 2008 against our then-existing balance in intangible assets and the accelerated amortization methodology used to amortize these assets.
     Asset impairments — For the nine months ended September 30, 2009, we recorded a total of $69.8 million in asset impairments. During the first quarter of 2009, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis based on a combination of factors which were in existence at that time, including a significant decline in our market capitalization, as well as the recessionary economic environment and its then estimated potential impact on our business. As a result of performing the related impairment test, we recorded a non-cash goodwill impairment charge of $69.5 million, which represented the impact of an impairment loss incurred within three of the four reporting units within our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. Further goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including further deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for our business. The $0.3 million asset impairment charge recorded in the third quarter of 2009 was for a property currently being marketed for sale. The resulting adjusted carrying value represents our estimate of the property’s fair value determined by management after considering the best information available and the company’s own assumptions about the assumptions market participants would use in valuing the asset.
     Restructuring charges — Restructuring charges for the nine months ended September 30, 2009 were $4.0 million, as compared to $5.5 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, these expenses were primarily incurred in connection with severance for headcount reductions and for lease and holding costs incurred relative to those facilities closed during 2008 and 2009. For the nine months ended September 30, 2008, restructuring charges primarily reflected costs incurred in connection with the integration of our 2007 Acquisitions.
     Interest expense — We incurred $19.0 million in interest expense for the nine months ended September 30, 2009, as compared to $22.5 million for the nine months ended September 30, 2008. The decrease in interest expense was due primarily to lower average outstanding borrowings in the nine months ended September 30, 2009 as compared to the same time period last year.
     Gain on Senior Notes repurchases — We recorded a $3.3 million gain during the first nine months of 2009 resulting from our repurchase of $15.0 million in par value of our Senior Notes.

     Other (income) loss — We recorded other income of $1.1 million in the first nine months of 2009 reflecting the favorable impact of exchange rate changes on our Canadian subsidiary.
     Income tax expense (benefit) — We recorded an income tax benefit of $8.1 million for the nine months ended September 30, 2009, compared to income tax expense of $3.7 million for the nine months ended September 30, 2008. Our effective tax rate for the first nine months of 2009 was 11% compared to an effective tax rate of 39% for the same period last year. This decline in our effective tax rate reflects the $69.5 million pre-tax goodwill impairment charge recorded during the nine months ended September 30, 2009. A significant amount of the related goodwill did not have a corresponding tax basis, thereby reducing the associated tax benefit for the pre-tax charge.

Segment Results
     The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
		(In thousands)				(In thousands)
Net Sales:
Distribution	$104,875	78.4%	$188,384	69.6%	$281,801	77.4%	$528,886	66.9%
OEM	28,920	21.6	82,328	30.4	82,248	22.6	261,889	33.1

Total	$133,795	100.0%	$270,712	100.0%	$364,049	100.0%	$790,775	100.0%

Operating Income (Loss):
Distribution	$10,210	9.7%	$18,961	10.1%	$24,770	8.8%	$51,872	9.8%
OEM	2,615	9.0	264	0.3	4,982	6.1	3,730	1.4

Total segments	12,825		19,225		29,752		55,602
Corporate	(6,484)		(9,180)		(86,902)		(23,439)

Consolidated operating income (loss)	$6,341	4.7%	$10,045	3.7%	$(57,150)	-15.7%	$32,163	4.1%

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
Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
Distribution Segment
     For the quarter, net sales were $104.9 million, as compared to $188.4 million for the third quarter of 2008, a decrease of $83.5 million, or 44.3%. As noted above in our discussion of consolidated results, this decrease was due primarily to a decline in sales volumes reflecting recessionary economic conditions and copper price declines as compared to the same quarter last year. For the quarter, our Distribution total sales volume (measured in total pounds shipped) decreased 33.9% compared to the third quarter of 2008.
     Operating income was $10.2 million for the third quarter of 2009, as compared to $19.0 million for the third quarter of 2008, a decline of $8.8 million, primarily reflecting the above-noted impact on gross profit of decreased sales volumes in 2009, partially offset by lower SEG&A expense. Our segment operating income rate was 9.7% for the quarter, as compared to 10.1% for the same period last year. The decline in the operating income rate was primarily due to lower expense leverage of SEG&A expenses given the lower sales base for the third quarter of 2009 as compared to the same quarter last year.
OEM Segment
     For the quarter, OEM net sales were $28.9 million compared to $82.3 million for the third quarter of 2008, a decrease of $53.4 million, or 64.9%. As noted above in our discussion of consolidated results, this decrease was due partly to a decline in sales volumes reflecting recessionary economic conditions and copper price declines as compared to the same quarter last year. For the quarter, our OEM total sales volume (measured in total pounds shipped) decreased 55.9% compared to the third quarter of 2008, in part reflecting decreased demand from existing customers which have been particularly affected by the current economic environment. In addition, as we have noted in the past, our OEM volumes in 2009 relative to 2008 levels reflect our decision in late 2008 to reduce sales to customers within this segment in 2009 as a result of failing to secure adequate pricing for our products from such customers.

We believe this decision, while significantly reducing the volume done with certain customers within the segment, was necessary to improve the overall financial performance of the segment.
     Operating income was $2.6 million for the third quarter of 2009, as compared to $0.3 million for the third quarter of 2008, an increase of $2.3 million, reflecting a significant improvement in our OEM gross profit margin and lower SEG&A costs which more than offset the impact of the above-noted lower sales levels in 2009. Our segment operating income rate was 9.0% for the quarter, as compared to 0.3% for the same quarter last year, as we generated increased operating income despite significantly lower sales levels, in part due to the above-noted customer and cost rationalization efforts.
Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
Distribution Segment
     For the nine months ended September 30, 2009, net sales were $281.8 million, as compared to $528.9 million for the nine months ended September 30, 2008, a decrease of $247.1 million, or 46.7%. As noted above in our discussion of consolidated results, this decrease was due primarily to a decline in sales volumes and copper prices as compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2009, our Distribution segment sales volume (measured in total pounds shipped) decreased 33.6% compared to the nine months ended September 30, 2008.
     Operating income was $24.8 million for the nine months ended September 30, 2009, as compared to $51.9 million for the nine months ended September 30, 2008, a decline of $27.1 million, primarily reflecting the above-noted impact on gross profit of decreased sales volumes in 2009, partially offset by lower SEG&A expense. Our segment operating income rate was 8.8% for the nine months ended September 30, 2009, as compared to 9.8% for the same period last year. The decline in the operating income rate was primarily due to lower expense leverage of SEG&A expenses given the lower sales base for the nine months ended September 30, 2009 as compared to the same period last year.
OEM Segment
     For the nine months ended September 30, 2009, net sales were $82.2 million compared to $261.9 million for the nine months ended September 30, 2008, a decrease of $179.7 million, or 68.6%. As noted above in our discussion of consolidated results, this decrease was due in part to a decline in sales volumes and copper prices as compared to the same quarter last year. For the nine months ended September 30, 2009, our total sales volume (measured in total pounds shipped) decreased 53.7% compared to the same time period last year. As noted above in the discussion of our third quarter results within the OEM segment, the decline in volume reflects, in part, decreased demand from existing customers which have been particularly affected by the current economic environment, as well as our decision in late 2008 to reduce sales to certain customers within this segment in 2009 as a result of failing to secure adequate pricing for our products from such customers.
     Operating income was $5.0 million for the nine months ended September 30, 2009, as compared to $3.7 million for the nine months ended September 30, 2008, an increase of $1.3 million, primarily reflecting a $2.2 million decline in first quarter operating income, which was more than offset by increased operating income in both the second and third quarters of 2009. Our segment operating income rate was 6.1% for the nine months ended September 30, 2009, as compared to 1.4% for the same time period last year. Both the increase in operating income and the improvement in operating income rate during the first nine months of 2009, as compared to the same period in 2008, reflected, in part, the favorable profit impact of the above-noted customer and cost rationalization efforts.

Liquidity and Capital Resources
Debt
     The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of	As of
	September 30,	December 31,
	2009	2008
Revolving credit facility expiring April 2, 2012	$5,850	$30,000
Senior notes due October 1, 2012	226,744	242,352
Capital lease obligations	39	462

Total long-term debt, including current portion	$232,633	$272,814

     As of September 30, 2009, we had a total of $6.1 million in cash and cash equivalents, as compared to $16.3 million as of December 31, 2008. We are not required nor do we expect to repay the $5.9 million outstanding under our Revolving Credit Facility within the next twelve months. We do not have any required debt repayments until our Senior Notes mature and our Revolving Credit Facility expires, both in 2012.
9.875% Senior Notes and Repurchases
     At September 30, 2009, we had $225.0 million in aggregate principal amount outstanding of our 9.875% senior notes, all of which mature on October 1, 2012 (the “Senior Notes”). During the first nine months of 2009, we repurchased $15.0 million in par value of our Senior Notes at a discount to their par value resulting in a pre-tax gain of $3.3 million being recorded in connection with such repurchases. As further explained below, in order to complete these repurchase transactions, we were required to enter into an amendment to our Revolving Credit Facility (defined below). We may purchase additional Senior Notes in the future but whether we do so will depend on a number of factors and there can be no assurance that we will purchase any additional amounts of our Senior Notes.
     A portion of our Senior Notes were issued at a premium in 2007, resulting in proceeds in excess of par value. This premium, adjusted for the above-noted subsequent repurchases, is being amortized to par value over the remaining life of the 2007 Notes.
Revolving Credit Facility
     Our five-year revolving credit facility (the “Revolving Credit Facility”) is a senior secured facility that provides for aggregate borrowings of up to $200 million, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At September 30, 2009, we had approximately $84.7 million in remaining excess availability under the Revolving Credit Facility.
     On June 18, 2009, in connection with the above-described Senior Notes repurchases, the Revolving Credit Facility was amended to permit us to spend up to $30 million to redeem, retire or repurchase our Senior Notes so long as (i) no default or event of default exists at the time of the repurchase or would result from the repurchase and (ii) excess availability under the Revolving Credit Facility after giving effect to the repurchase remains above $40 million. Prior to this amendment, we were prohibited from making prepayments on or repurchases of the Senior Notes. The amendment required us to pay an upfront amendment fee of $1 million, and also increased the applicable interest rate margins by 1.25% and the unused line fee increased by 0.25%. Accordingly, subsequent to the amendment, interest is payable, at our option, at the agent’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. We currently have the capacity under the amended credit agreement to spend approximately an additional $18.5 million on future Senior Note repurchases.
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
     The Revolving Credit Facility is guaranteed by our domestic subsidiary and is secured by substantially all of our assets and the assets of our domestic subsidiary, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of our domestic subsidiary and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.
     The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30 million. We maintained greater than $30 million of monthly excess availability during the third quarter of 2009.
     In 2007, the Revolving Credit Facility was amended to allow for our acquisition of certain assets of Woods Industries, Inc. and the stock of Woods Industries (Canada) Inc. (“Woods Canada”). The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25 million.
     Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends. As of September 30, 2009, we were in compliance with all of the covenants on our Senior Notes and Revolving Credit Facility.
Current and Future Liquidity
     In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements tend to increase when we experience significant demand for products or significant copper price increases. Conversely, when demand declines or copper prices fall, our working capital requirements generally decline as well. We may be required to increase our borrowings under our Revolving Credit Facility in the future if, among a number of other potential factors, the price of copper further increases, thereby further increasing our working capital requirements.
     Our management assesses the future cash needs of our business by considering a number of factors, including: (1) historical earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service expenses, (4) planned capital expenditures, and (5) our ability to borrow additional funds under the terms of our Revolving Credit Facility.
     Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future. We had $5.9 million in outstanding borrowings against our $200.0 million Revolving Credit Facility and had $6.1 million in cash on hand, as well as $84.7 million in excess availability at September 30, 2009. We have no required debt repayments until our Senior Notes mature in 2012.
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
     Net cash provided by operating activities for the nine months ended September 30, 2009 was $29.4 million, compared to net cash provided by operating activities of $42.4 million for the nine months ended September 30, 2008, a decrease of $13.0 million. The primary factor contributing to the decline in cash provided by operating activities for the first nine months of 2009, compared to the same period of 2008, was a decline in operating income. Excluding impairment charges, operating income declined $19.5 million during the first nine months of 2009, as compared to the same period in 2008. Changes in working capital items did not have an overall significant net impact on operating cash flows generated for the first nine months of 2009, as compared to operating cash flows generated for the same period last year. We did, however, record a $28.6 million increase in net cash provided by accounts receivable in 2009, as compared to the same period last year. This increase primarily reflected lower outstanding receivables relative to seasonal business within our Distribution segment as compared to the same time last year given lower overall demand levels in 2009. This favorable cash flow impact was largely offset, however, by a $29.7 million decline in cash provided from inventories (net of payables)

as a function of the unfavorable impact on our working capital from significantly higher average copper prices prevalent during the third quarter of 2009, as compared to the end of 2008, partially offset by lower inventory units on hand reflecting a decline in demand levels.
     Net cash used in investing activities for the nine months ended September 30, 2009 was $2.7 million due primarily to capital expenditures.
     Net cash used by financing activities for nine months ended September 30, 2009 was $37.2 million due to $24.2 million in net repayments made under our Revolving Credit Facility during the first nine months of 2009, and $11.5 million used to repurchase a portion of our Senior Notes and amend our Revolving Credit Facility.

     New Accounting Pronouncements
Disclosures about Derivatives Instruments
     In March 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the new guidance in the first quarter of 2009. The required disclosures have been set forth in Note 12 to the condensed consolidated financial statements.
Subsequent Events
     In May 2009, the FASB issued new guidance on subsequent events. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption did not have a material impact on our consolidated financial statements. The company adopted the new guidance for the second quarter of 2009. For the third quarter of 2009, we evaluated subsequent events through November 5, 2009, the date the condensed consolidated financial statements were issued.
Fair Value Measurements and Disclosures
     In April 2009, the FASB issued guidance on interim disclosures about the fair value of financial instruments. The new guidance requires disclosures about the fair value of financial instruments in interim and annual financial statements, effective for periods ending after June 15, 2009. We adopted the new guidance on the effective date. In August 2009, the FASB issued an accounting update on fair value measurements and disclosures that provides additional guidance clarifying the measurement of liabilities at fair value. The update clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. This update is effective for the first reporting period beginning after its issuance. We are currently reviewing this update to determine the impact, if any, that it may have on our financial statements. Refer to Note 7 for additional information regarding our fair value measurements for financial assets and liabilities.
Postretirement Benefit Plan Assets
     In December 2008, the FASB issued guidance on employers’ disclosure about postretirement benefit plan assets. The accounting guidance provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The guidance requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets. We are currently assessing the impact of the guidance on our financial statement disclosures. These disclosures are required for fiscal years ending after December 15, 2009. The company is currently assessing the impact of the new guidance on our financial statement disclosures.
Participating Securities
     In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share based payment transactions are participating securities. This accounting guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method. The guidance concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share. We have determined that our outstanding unvested shares are participating securities. Effective January 1, 2009, we adopted this standard. Accordingly, earnings per common share are computed using the two-class method prescribed by the accounting guidance. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method (see Note 8).
Variable Interest Entity
In June 2009, the FASB issued an update to the accounting guidance for consolidation. Accordingly, new accounting standards concerning the treatment of variable interest entities were issued. This guidance addresses the effects on certain provisions of consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept. This guidance also addresses the ability to provide timely and useful information about an enterprise’s involvement in a variable interest entity. The accounting update is effective for each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently reviewing this statement to determine the impact, if any, that it may have on our financial statements and we will adopt this statement when it becomes effective for us, the beginning of the first quarter of 2010.
     There were no significant changes to our critical accounting policies during the third quarter of 2009.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our principal market risks are exposure to changes in commodity prices, primarily copper prices, and exchange rate risk relative to our operations in Canada. As of September 30, 2009, we had a total of $5.9 million of variable-rate borrowings outstanding which, at such a level, exposed us to a only a limited amount of interest rate risk due to variable-rate debt.
     Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At September 30, 2009, we had contracts with an aggregate fair value of $0.4 million, consisting of contracts to sell 675,000 pounds of copper in September 2009 and contracts to buy 350,000 pounds of copper in December of 2009. A hypothetical adverse movement of 10% in the price of copper at September 30, 2009, with all other variables held constant, would have resulted in a loss in the fair value of our commodity futures contracts of approximately $0.3 million as of September 30, 2009.
     Interest Rate Risk. As of September 30, 2009, we have $5.9 million in variable-rate debt outstanding under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or LIBOR. Our annual interest expense would increase approximately $0.1 million if interest rates increased by 100 basis points, assuming constant borrowings and an immediate increase in variable rates.
     Foreign Currency Exchange Rate Risk. We have exposure to changes in foreign currency exchange rates related to our Canadian operations. Currently, we do not manage our foreign currency exchange rate risk using any financial or derivative instruments, such as foreign currency forward contracts or hedging activities. The strengthening of the Canadian dollar relative to the U.S. dollar had a positive impact on our Canadian results for the third quarter and first nine months of 2009. We recorded aggregate pre-tax gains of approximately $0.7 and $1.1 million related to exchange rate fluctuations between the U.S. dollar and Canadian dollar for the third quarter and first nine months of 2009, respectively.
ITEM 4. Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     We have just finished the system integration related to the operations of Copperfield to a common platform. The primary objectives of the system integration are to establish a common set of processes and systems for all Company manufacturing facilities. The integration was most focused on inventory and production reporting with less significant impact to accounts payable, fixed asset and general ledger processes. The system integration was completed in the third quarter of 2009. The integration has not materially impacted changes to internal processes or internal controls over financial reporting. Risk associated with total integration is further explained in our Annual Report on Form10-K for the fiscal year ended December 31, 2008.

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
     See Index to Exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC. (Registrant)
Date: November 5, 2009	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: November 5, 2009	By	/s/ Richard N. Burger
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description
3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2008.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.