Form 10-K
period 2009-12-31
Coleman Cable, Inc.
filed 2010-03-04
CIK 1323653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009,
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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $30,862,722.

Common shares outstanding as of February 28, 2010 16,889,798

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be held on April 30, 2010.

TRADEMARKS

Our trademarks, service marks and trade names referred to in this report include American Contractor®, Barontm, Booster-in-a-Bag®, CCI®, Clear Signaltm, Coilex®, Copperfield®, Cool Colorstm, Corra/Clad®, Luma-Site®, Maximum Energy®, Moonrays®, Plencote®, Polar-Flextm, Polar-Rig 125(R), Polar Solar®, Power Station®, Push-Locktm, Quadnector®, Road Power®, Royal®, Seoprene®, Signal®, Tri-Source®, Trinector®, Woods® Yellow Jacket® and X-Treme Boxtm, among others.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors,” and elsewhere in this report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	further adverse changes in general economic and capital market conditions;

•	changes in the demand for our products by key customers;

•	additional impairment charges related to our goodwill and long-lived assets;

•	changes in the cost of labor or raw materials, including PVC and fuel;

•	failure of customers to make expected purchases, including customers of acquired companies;

•	failure to identify, finance or integrate acquisitions;

•	failure to accomplish integration activities on a timely basis;

•	failure to achieve expected efficiencies in our manufacturing consolidations and integration activities;

•	unforeseen developments or expenses with respect to our acquisition, integration and consolidation efforts;

•	increase in exposure to political and economic development, crises, instability, terrorism, civil strife, expropriation, and other risks of doing business in foreign markets;

•	impact of foreign currency fluctuations and changes in interest rates;

•	impact of renegotiation of extension of labor agreements; and

•	other risks and uncertainties, including those described under “Risk Factors.”

Given these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. In addition, any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. We do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the result of any revisions to any of these statements to reflect future events or developments, therefore, you should not rely on these forward-looking statements as representing our views as on any date subsequent to today.

General

Coleman Cable, Inc. (the “Company,” “Coleman,” “we,” “us” or “our”) is a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the United States (“U.S.”) and, to a lesser degree, Canada. Our broad line of wire and cable products enables us to offer our customers a single source for many of their wire and cable product requirements. We sell our products to more than 8,000 active customers in diverse end markets, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). Virtually all of our products are sold to customers located in either the U.S. or Canada.

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

In March 2007, we registered 16.8 million shares of our common stock pursuant to a registration rights agreement we had executed in 2006 with our principal shareholders in connection with a private placement of our common stock. Upon completion of this registration in March 2007, our common stock became listed on the NASDAQ Global Market under the symbol “CCIX.”

2007 Acquisitions

We made two significant acquisitions during 2007 (collectively, the “2007 Acquisitions”). In April 2007, we acquired 100% of the outstanding equity interests of Copperfield, LLC (“Copperfield”) for $215.4 million, including acquisition-related costs and working capital adjustments. At the time of our acquisition, Copperfield was one of the largest privately-owned manufacturers and suppliers of electrical wire and cable products in the U.S., with annual sales in excess of $500 million. Then in November 2007, we acquired the electrical products business of Katy Industries, Inc. (“Katy”), which operated in the U.S. as Woods Industries, Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada”), collectively referred to herein as Woods (“Woods”). The principal business of Woods was the design and distribution of consumer electrical cord products, sold principally to national home improvement, mass merchant, hardware and other retailers. We purchased certain assets of Woods U.S. and all the stock of Woods Canada for $53.8 million, including acquisition-related costs and working capital adjustments. The acquisition of Woods, which at the time of our acquisition had annual sales of approximately $200 million, both expanded our U.S. business and enhanced our market presence and penetration in Canada.

Results of operations for the 2007 Acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Accordingly, our 2007 consolidated operating results reflect approximately nine months of Copperfield activity: April 2, 2007 to December 31, 2008, and one month of Woods activity: November 30, 2007 to December 31, 2008. See further discussion within Part II, Item 7 and in Note 2 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document.

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

More detailed information regarding our primary product lines and segments is set forth below within the “Product Overview” and “Segment Overview” sections, as well as within Note 16 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document.

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

As noted above, copper comprises one of the major components for cable and wire products. Cable and wire manufacturers are generally able to pass through changes in the cost of copper to customers. However, there can be timing delays of varying lengths for implementing price changes depending on the type of product, competitive conditions, particular customer arrangements and inventory management. The cost of our products typically comprises a relatively small component of the overall cost of end products produced by customers in each of our end markets. As a result, our customers are generally less sensitive to marginal fluctuations in the price of copper as our products make up a relatively small portion of their overall purchases. However, when copper prices drop significantly over a relatively short period of time, as was the case in late 2008, it becomes more difficult to delay the impact of such declines on product pricing. Additionally, when overall sales demand declines within our end markets, as was also the case in late 2008 and into 2009, there can be incremental competitive pricing pressure due to significant underutilized capacity within the supplier industry.

Product Overview

Net sales across our four major product lines were as follows:

Net Sales by Groups of Products	2009	2008	2007
	(In thousands)

Industrial Wire and Cable	$187,671	$293,250	$312,105
Electronic Wire	133,090	381,227	402,146
Assembled Wire and Cable Products	167,734	261,313	120,940
Fabricated Bare Wire	15,657	37,178	28,953

Total	$504,152	$972,968	$864,144

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

Electronic Wire

Our electronic wire product line includes telephone, security, coaxial, industrial automation, twinaxial, fire alarm, plenum and home automation cables. These cables permanently connect devices, and they provide power, signal, voice, data or video transmissions from a device (such as a camera, alarm or terminal) to a source (such as a control panel, splice strip or video recorder). These products are used in applications such as telecommunication, security, fire detection, access control, video monitoring, data transmission, intercom and home automation systems. Our primary brands in this product line include Signal, Plencote, Soundsational and Clear Signal.

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

Assembled Wire and Cable Products

Our assembled wire and cable products include multiple types of extension cords, as well as ground fault circuit interrupters, portable lighting (incandescent, fluorescent and halogen), retractable reels, holiday items, solar lighting, recreational vehicle (“RV”) cords and adapters, and surge and strip products. For the automotive aftermarket we offer booster cables, battery cables and battery accessories. Our brands in this area of our business include Polar Solar, Power Station, American Contractor, Road Power, Woods, Moonrays, Booster-in-a-Bag, Tri-Source, Trinector, Yellow Jacket, Quadnector, Luma-Site, Coilex, Stripes and Cool Colors, as well as privately-labeled brands.

Fabricated Bare Wire Products

Our fabricated bare wire products conduct power or signals and include stranded, bunched and single-end copper, copper clad steel and various copper alloy wire. In this area, we process copper rod into stranding for use in our electronic and electrical wire and cable products or for sale to others for use in their products. We use most of our copper wire production to produce our own finished products. Our primary brand in this product line is Copperfield.

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net sales:
Distribution	$390,911	$670,740	$576,602
OEM	113,241	302,228	287,542

Total	$504,152	$972,968	$864,144

Operating income (loss):
Distribution	$36,666	$57,142	$58,439
OEM	7,074	(3,348)	8,323

Total	43,740	53,794	66,762
Corporate	(93,950)	(63,927)	(14,937)

Consolidated operating income (loss)	$(50,210)	$(10,133)	$51,825

Segment operating income represents income from continuing operations before net interest expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, and intangible amortization. The Company’s segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments.

During the first quarter of 2008, we changed our management reporting structure and the manner in which we report financial results internally. These changes resulted in recognition of the above-noted reportable segments, as further discussed in Part II, Item 7 of this document, as well as Note 16 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document. We have recast 2007 segment information to conform to the new segment presentation.

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

Foreign Sales and Assets

For 2009, 2008 and 2007, our consolidated net sales included a total of $36.6 million, $42.5 million, and $3.4 million, respectively, in Canada, primarily as a result of the 2007 Woods acquisition. In addition, we had a total of approximately $0.4 million and $0.5 million in tangible long-lived assets in Canada at December 31, 2009 and 2008, respectively. In addition, we did not have any significant sales outside of the U.S. and Canada in 2009, 2008, or 2007.

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

Seasonality and Business Cycles

Our net sales follow general business cycles. We also have experienced, and expect to continue to experience, certain seasonal trends in net sales and cash flow. Net sales are generally higher in the third and fourth quarters due to increased customer demand in anticipation of, and during, the winter months and holiday season.

Backlog and Shipping

Our product lines have no significant order backlog because we follow the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. We believe that the ability to fill orders in a timely fashion is a competitive factor in the markets in which we operate. As a result of historically higher demand for our products during the late fall and early winter months, in past years we have typically built up our inventory levels during the third and early fourth quarters of the year. In both 2008 and 2009, we limited this build-up in light of prevailing economic conditions. In addition, trade receivables arising from increased shipments made during the late fall and early winter months are typically collected during late fourth quarter and early first quarter of each year.

Employees

As of December 31, 2009, we had 934 employees, with approximately 26% of our employees represented by one labor union. Our current collective bargaining agreement expired December 22, 2009, and has been extended through March 19, 2010. We began collective bargaining negotiations on January 14, 2010. We consider our labor relations to be good, and we have not experienced any significant labor disputes.

Environmental, Health and Safety Regulation

Many of our products are subject to the requirements of federal, state and local or foreign regulatory authorities. We are subject to federal, state, local and foreign environmental, health and safety protection laws and regulations governing our operations and the use, handling, disposal and remediation of regulated materials currently or formerly used by us. A risk of environmental liability is inherent in our current and former manufacturing activities in the event of a release or discharge of regulated materials generated by us. We are party to one environmental claim, which is described below under the heading “Legal Proceedings.” There can be no assurance that the costs of complying with environmental, health and safety laws and requirements in our current operations, or that the potential liabilities arising from past releases of or exposure to regulated materials, will not result in future expenditures by us that could materially and adversely affect our financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

The current global recession and the downturn in our served markets could continue to adversely affect our operating results and stock price in a material manner.

In late 2008, we experienced significant declines in demand for our products which greatly reduced our volumes and our sales levels as a result of strong recessionary factors which continued throughout 2009. Though we noted a level of volume stability in 2009, any further deterioration in the macro-economic environment could cause substantial reductions in our revenue and results of operations. In addition, during economic downturns like the current one, some competitors have become increasingly aggressive in their pricing practices particularly in light of excess industry capacity, which could adversely impact our gross margins. These conditions also make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities.

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

We are dependent upon a number of key customers, although none of our customers accounted for more than 10% of our net sales in 2009, 2008 or 2007. Our customers can cease buying our products at any time and can also sell products that compete with our products. The loss of one or more key customers, or a significant decrease in the volume of products they purchase from us, could result in a drop in our net sales and a decline in our profitability. In addition, a disruption or a downturn in the business of one or more key customers could reduce our sales and could reduce our liquidity if we were unable to collect amounts they owe us.

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

We have a significant amount of indebtedness. On December 31, 2009, we had approximately $236.9 million of indebtedness, comprised of $226.6 million related to our 9.875% Senior Notes due 2012, including an unamortized debt premium of $1.6 million (“2012 Senior Notes”), $10.2 million of indebtedness under our credit facility, and less than $0.1 million of capital leases. On February 3, 2010, we refinanced the 2012 Senior Notes with our 2018 Senior Notes. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Refinancing of 9.875% Senior Notes.”

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

We recorded significant impairment charges in 2008 and 2009, and if our goodwill or other intangible assets become further impaired, we may be required to recognize additional charges that would reduce our income.

We recorded significant impairment charges in 2008 and 2009 relative to our goodwill and other intangible assets. Under accounting principles generally accepted in the U.S., goodwill assets are not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances if events indicate that the asset values are not recoverable. A further deterioration in the macro-economic environment or other factors could necessitate an earnings charge for the impairment of goodwill or other intangible assets, which would reduce our income without any change to our underlying cash flow.

We have incurred restructuring charges in the past and will likely incur additional restructuring charges in the future.

We have incurred significant restructuring costs in the past and will likely incur additional restructuring charges in the future. We may not be able to achieve the planned cash flows and savings estimates associated with such restructuring activities if we are unable to accomplish them in a timely manner, are unable to achieve expected efficiencies or cost savings, or unforeseen developments or expenses arise. As we respond to changes in the market and fluctuations in demand levels, we may be required to realign plant production or otherwise restructure our operations, which may result in additional and potentially significant restructuring charges.

Some of our employees belong to a labor union and certain actions by such employees, such as strikes or work stoppages, could disrupt our operations or cause us to incur costs.

As of December 31, 2009, we employed 934 persons, approximately 26% of whom are covered by a collective bargaining agreement, which expired on December 22, 2009, and has been extended through March 19, 2010. We began collective bargaining negotiations on January 14, 2010. If unionized employees were to engage in a concerted strike or other work stoppage, if other employees were to become unionized, or if we are unable to negotiate a new collective bargaining agreement when the current one expires, we could experience a disruption of operations, higher labor costs or both. A strike or other disruption of operations or work stoppage could reduce our ability to manufacture quality products for our customers in a timely manner.

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

We are subject to environmental, health and safety and other laws and regulations which could adversely effect our operations and business.

We are subject to the environmental laws and regulations of each jurisdiction where we do business. We are currently, and may in the future be, held responsible for remedial investigations and clean-up costs of certain sites damaged by the discharge of regulated materials, including sites that have never been owned or operated by us but at which we have been identified as a potentially responsible party under federal and state environmental laws. Certain of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. Section 9601 et seq. (“CERCLA”), impose strict, and under certain circumstances, joint and several, liability for investigation and cleanup costs at contaminated sites on responsible parties, as well as liability for damages to natural resources. We have established reserves for such potential liability and believe those reserves to be adequate; however, there is no guarantee that such reserves will be adequate or that additional liabilities will not arise. See “Legal Proceedings.”

Failure to comply with environmental laws can result in substantial fines, orders to install pollution control equipment and/or claims for alleged personal injury and property damage. Changes in environmental requirements in both domestic and foreign jurisdictions and their enforcement could adversely affect our operations due to increased costs of compliance and potential liability for noncompliance.

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

Our business is subject to the economic, political and other risks of operating and selling products in foreign countries.

Our foreign operations, including in Canada and China, are subject to risks inherent in maintaining operations abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or expropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Over time, we intend to continue expanding our foreign operations, which would serve to increase the level of these risks relative to our business operations and their potential effect on our financial position and results of operations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2009, we owned or leased the following primary facilities:

		Approximate
Operating Facilities	Type of Facility	Square Feet	Leased or Owned

Waukegan, Illinois	Manufacturing	212,530	Owned — 77,394
			Leased — 135,136
Pleasant Prairie, Wisconsin	Warehouse	503,000	Leased
Bremen, Indiana (Insulating)	Manufacturing	43,007	Leased
Bremen, Indiana (Fabricating)	Manufacturing	124,160	Leased
Bremen, Indiana (East)	Manufacturing	106,200	Leased
Bremen, Indiana (Distribution Center)	Warehouse	48,000	Leased
North Chicago, Illinois	Manufacturing	23,277	Leased
Texarkana, Arkansas	Manufacturing, Warehouse	106,700	Owned
Hayesville, North Carolina	Manufacturing	104,000	Owned
El Paso, Texas (Hoover Rd.)	Manufacturing, Warehouse	401,400	Leased
Lafayette, Indiana	Manufacturing, Warehouse	337,256	Owned
Waukegan, Illinois	Offices	30,175	Leased
Toronto, Ontario, Canada	Offices, Warehouse	200,000	Leased

		Approximate
Closed Facilities	Closure Year	Square Feet	Leased or Owned

Siler City, North Carolina	2006	86,000	Owned
Nogales, Arizona*	2008	84,000	Leased
El Paso, Texas (Zaragosa Rd.)*	2008	69,163	Owned
Avilla, Indiana	2008	119,000	Owned
Indianapolis, Indiana**	2008	257,600	Leased
Indianapolis, Indiana**	2008	90,400	Leased
Indianapolis, Indiana**	2008	23,107	Leased
East Longmeadow, Massachusetts***	2009	90,000	Leased
Oswego, New York ***	2009	115,000	Owned

*	These facilities, acquired as part of the Copperfield acquisition in 2007, were closed in 2008 in connection with the integration of multiple facilities into one modern facility in El Paso, Texas, opened in 2008.

**	These facilities, acquired as part of the Woods acquisition in 2007, were closed in 2008 and the distribution operations of such facilities consolidated within a new modern distribution center in Pleasant Prairie, Wisconsin, opened in 2008.

***	These facilities were closed in 2009 in conjunction with our efforts to align our manufacturing capacity with market demand. Production has been transitioned to our facilities in Lafayette and Bremen, Indiana, with backup capacity provided by our Waukegan, Illinois and Texarkana, Arkansas facilities.

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

We are party to one environmental claim. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located a half mile east of Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwaters at the site with hazardous substances. In 1984, the U.S. Environmental Protection Agency listed this site on the National Priorities List. Riblet Products Corporation, with which we merged in 2000, was identified through documents as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the Environmental Protection Agency (“EPA”) identifying it as a party potentially liable under the CERCLA

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a consent decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a site participation agreement with other PRPs for fulfillment of the requirements of the consent decree. Under the site participation agreement, we are responsible for a 9.19% share of the costs for the RD/RA. As of December 31, 2009, we had a $0.4 million accrual recorded for this liability.

Although no assurances are possible, we believe that our accruals related to environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations or cash flows.

Executive Officers of the Company

Name	Age	Position

G. Gary Yetman	55	President, Chief Executive Officer and Director
Richard N. Burger	59	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Richard Carr	58	Executive Vice President, Operations
Michael Frigo	55	Executive Vice President, OEM Group
J. Kurt Hennelly	46	Executive Vice President, Operations
Kenneth A. McAllister	64	Executive Vice President, Distribution Group
Kathy Jo Van	45	Executive Vice President, Retail Group

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

Mr. Carr joined the Company as Chief Executive Officer of Copperfield in 2007. In January 2008 he was named Executive Vice President, Operations. Prior to that, Mr. Carr was the President and Chief Executive Officer of Copperfield since co-founding the company in 1990.

Mr. Frigo joined the Company as a Senior Vice President and President of Copperfield in April 2007, and was promoted to Executive Vice President, OEM Group in January 2008. Prior to joining the Company, Mr. Frigo had been Chief Operating Officer of Copperfield since 2005. Prior to that time, Mr. Frigo served as Executive Vice President and Chief Operations Officer of Therm-O-Link, Inc. for eight years.

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

ITEM 4.

Reserved

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

Common Stock

Our only authorized, issued and outstanding class of capital stock is our common stock. Our common stock is listed on the NASDAQ Global Market under the symbol “CCIX.” The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared:

	2009
	Sales Price		Cash
	High	Low	Dividends

First Quarter	$5.94	$1.35	$—
Second Quarter	$3.51	$2.17	$—
Third Quarter	$4.54	$2.69	$—
Fourth Quarter	$4.58	$3.04	$—

	2008
	Sales Price		Cash
	High	Low	Dividends

First Quarter	$12.06	$7.84	$—
Second Quarter	$13.46	$10.32	$—
Third Quarter	$13.06	$8.98	$—
Fourth Quarter	$9.24	$2.85	$—

As of March 1, 2010, there were 62 record holders of our common stock.

Dividends and Distributions

We do not anticipate that we will pay any dividends on our common stock in the foreseeable future as we intend to retain any future earnings to fund the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors that our board of directors deems relevant. Our credit facility and the indenture governing our 2018 Senior Notes each contain restrictions on the payment of dividends to our shareholders. See Part II, Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Refinancing of 9.875% Senior Notes.” In addition, our ability to pay dividends is dependent on our receipt of cash dividends from our subsidiaries.

Equity Compensation Plan Information

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2009.

Number of Securities
Remaining Available for
Future Issuance Under Equity
	Number of Securities to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights(1)	Warrants and Rights(2)	First Column)(3)

Equity Compensation Plans Approved by Security Holders	1,693,882	$11.86	746,118
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,693,882	$11.86	746,118

(1)	Includes both grants of stock options and unvested share awards.

(2)	Includes weighted-average exercise price of outstanding stock options only.

(3)	Represents shares of common stock that may be issued pursuant to the Company’s Long-Term Incentive Plan adopted in 2006, as amended and restated in April 2008 (the “Plan”). Any employee of the Company or a subsidiary, or any director of the Company or a subsidiary, is eligible to receive awards under the Plan. The maximum number of shares of our common stock that may be delivered to participants and their beneficiaries under the Plan is 2,440,000 shares.

Performance Graph

The graph below compares the change in cumulative shareholder return on our common stock as compared to that for the Russell 2000 Index for the period of March,1 2007 through December 31, 2009. This graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, is not deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Comparison of Cumulative Return(1)

		Indexed Returns
	March 1, 2007	December 31, 2007	December 31, 2008	December 31, 2009
Coleman Cable, Inc.	100	59.06	28.31	21.25

Russell 2000	100	97.86	64.80	82.41

(1)	Assumes the value of the investment in our common stock and the Russell 2000 Index was 100 on March 1, 2007, when our common stock began to be publicly traded on the NASDAQ Global Market, assuming reinvestment of all dividends.

ITEM 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial information for the periods presented. The financial data as of and for each of the five years in the period ended December 31, 2009 has been derived from our audited consolidated financial statements and notes thereto.

Prior to October 10, 2006, we were treated as an S corporation for federal and state income tax purposes, with the exception of our wholly-owned C corporation subsidiary, CCI Enterprises, Inc. Accordingly, our shareholders were responsible for federal and substantially all state income tax liabilities arising out of our operations other than those conducted by our C corporation subsidiary. On October 10, 2006, we ceased to be an S corporation and became a C corporation and, as such, we are subject to federal and state income tax. The unaudited pro forma statement of operations data presents our pro forma provision for income taxes and pro forma net income as if we had been a C corporation for all of 2005 and 2006. In addition, the selected historical consolidated financial information and the pro forma statement of operations data reflect the 312.6079 for 1 stock split that occurred on October 10, 2006.

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

	As of and for the Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands except for per share data)

Statement of Operations Data:
Net sales	$346,181	$423,358	$864,144	$972,968	$504,152
Cost of goods sold	292,755	341,642	759,551	879,367	428,485

Gross profit	53,426	81,716	104,593	93,601	75,667
Selling, engineering, general and administrative expenses	25,654	31,760	44,258	52,227	40,821
Intangible asset amortization(1)	—	—	7,636	12,006	8,827
Asset impairments(2)	—	—	—	29,276	70,761
Restructuring charges(3)	—	1,396	874	10,225	5,468

Operating income (loss)	27,772	48,560	51,825	(10,133)	(50,210)
Interest expense	15,606	15,933	27,519	29,656	25,323
Gain on repurchase of 2012 Senior Notes(4)	—	—	—	—	(3,285)
Other (income) loss, net(5)	(1,267)	497	41	2,181	(1,195)

Income (loss) before income taxes	13,433	32,130	24,265	(41,970)	(71,053)
Income tax expense (benefit)(6)	2,298	2,771	9,375	(13,709)	(4,034)

Net income (loss)	$11,135	$29,359	$14,890	$(28,261)	$(67,019)

Per Common Share Data(7):
Net income (loss) per share
Basic	$0.87	$2.15	$0.89	$(1.68)	$(3.99)
Diluted	0.87	2.15	0.88	$(1.68)	$(3.99)
Weighted average shares outstanding
Basic	12,749	13,637	16,787	16,787	16,809
Diluted	12,749	13,637	16,826	16,787	16,809
Pro Forma Statement of Operations Data with respect to S-Corp Status(6):
Income before income taxes	$13,433	$32,130
Pro forma income tax expense(6)	5,351	12,400

Pro forma net income	8,082	19,730

	As of and for the Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands except for per share data)

Pro Forma Per Common Share Data with respect to S-Corp Status(6):
Pro forma net income per share
Basic	$0.63	$1.45
Diluted	0.63	1.45
Other Financial Data:
EBITDA(8)	$33,883	$53,497	$72,260	$16,280	$(23,847)
Capital expenditures	6,171	2,702	6,010	13,266	4,087
Cash interest expense	14,813	15,187	23,220	29,059	24,380
Depreciation and amortization expense(9)	4,844	5,434	20,476	28,594	21,883
Net cash provided by (used in) operating activities	(10,340)	30,048	23,793	116,198	27,686
Net cash used in investing activities	(1,789)	(2,578)	(269,072)	(13,799)	(3,964)
Net cash provided by (used in) financing activities	11,153	(12,794)	239,398	(94,535)	(32,798)
Balance Sheet Data:
Cash and cash equivalents	$58	$14,734	$8,877	$16,328	$7,599
Working capital	90,107	115,083	230,525	116,115	131,239
Total assets	221,388	235,745	575,652	411,966	290,107
Total debt(10)	169,300	122,507	364,861	270,462	235,236
Total shareholders’ equity	13,071	77,841	95,971	69,419	5,260

(1)	Intangible asset amortization was $7.6 million, $12.0 million and $8.8 million for 2007, 2008 and 2009, respectively, and related to the amortization of intangible assets acquired in connection with the 2007 Acquisitions.

(2)	Asset impairments included approximately: (1) $29.3 million recorded in 2008 primarily reflecting impairment of goodwill, other intangible assets and certain plant and equipment associated with our OEM segment; (2) $70.8 million of impairment charges consisting primarily of a non-cash goodwill impairment recorded during the first quarter of 2009 across three of four reporting units comprising our Distribution segment: Electrical distribution, Wire and Cable distribution, and Industrial distribution. This non-cash goodwill impairment resulted from a combination of factors which were in existence at that time, including a significant decline in our market capitalization, as well as the recessionary economic environment and its then estimated potential impact on our business. These impairment charges are further discussed and detailed within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follows.

(3)	Restructuring charges included: (1) costs of approximately $1.4 million in 2006 and $0.9 million in 2007 associated with the closing of a leased facility in Miami Lakes, Florida and an owned facility located in Siler City, North Carolina; (2) $10.2 million recorded in 2008, primarily recorded in connection with the closure of certain facilities and the integration of our 2007 Acquisitions; and (3) approximately $5.5 million recorded in 2009 related to the closure of our facilities in East Long Meadow, MA and Oswego, NY, both of which were closed in 2009, as well as holding costs associated with properties closed in 2008.

(4)	We recorded a gain of approximately $3.3 million in 2009 resulting from our repurchase of $15.0 million in par value of our 2012 Senior Notes.

(5)	Other (income) loss included approximately (1) a $1.3 million gain recorded in 2005 in connection with the sale of zero coupon bonds that had been acquired as part of a 1999 business acquisition; (2) an expense of $0.5 million in 2006 for estimated costs accrued pursuant to the Tax Matters Agreement (see Note 9: Commitments and Contingencies — “Tax Matters Agreement”); (3) a loss of $2.2 million in 2008 primarily due to unfavorable exchange rate fluctuations related to our Canadian operations; and (4) a gain of $1.2 million in 2009 primarily due to favorable exchange rate fluctuations related to our Canadian operations.

(6)	Prior to October 10, 2006, we were treated as an S corporation for federal and state income tax purposes, with the exception of our wholly-owned C corporation subsidiary. Accordingly, our shareholders were responsible for federal and substantially all state income tax liabilities arising out of our operations other than those conducted by our C corporation subsidiary. On October 10, 2006, we ceased to be an S corporation and became a C corporation and, as such, are now subject to federal and state income tax.

(7)	The financial data for 2005 and 2006 reflects the retroactive presentation of the 312.6079 for 1 stock split which occurred on October 11, 2006.

(8)	In addition to net income (loss), as determined in accordance with GAAP, we also use the non-GAAP measure net income before interest, income taxes, depreciation and amortization expense (“EBITDA”) as a means to evaluate the performance of our business, including the preparation of annual operating budgets and the determination of levels of operating and capital investments. In particular, we believe EBITDA allows us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For example, we believe the inclusion of items such as taxes, interest expense, and intangible asset amortization can make it more difficult to identify and assess operating trends affecting our business and industry. We also believe EBITDA is a performance measure that provides investors, securities analysts and other interested parties a measure of operating results unaffected by differences in capital structures, business acquisitions, capital investment cycles and ages of related assets among otherwise comparable companies in our industry.

EBITDA’s usefulness as a performance measure is limited, however by the fact that it excludes the impact of interest expense, depreciation and amortization expense and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Due to these limitations, we do not, and you should not, use EBITDA as the sole measure of our performance. We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance.

The following is a reconciliation of net income(loss), as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Net income (loss)	$11,135	$29,359	$14,890	$(28,261)	$(67,019)
Interest expense	15,606	15,933	27,519	29,656	25,323
Income tax expense (benefit)	2,298	2,771	9,375	(13,709)	(4,034)
Depreciation and amortization expense(9)	4,844	5,434	20,476	28,594	21,883

EBITDA	$33,883	$53,497	$72,260	$16,280	$(23,847)

(9)	Debt amortization costs are a component of interest expense per the income statement, but included within depreciation and amortization for operating cash flow presentation. Accordingly, for the above presentations only, depreciation and amortization expense does not include amortization of debt issuance costs, which is included in interest expense.

(10)	Total debt includes the current portion of long-term debt and excludes the unamortized premium of $3.0 million, $2.4 million, and $1.6 million as of December 31, 2007, 2008, and 2009, respectively, related to the 2012 Senior Notes.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net sales follow general business cycles. Additionally, we have experienced, and expect to continue to experience, certain seasonal trends in net sales and cash flow. Historically, our sales have been somewhat higher in the third and fourth quarters relative to the first and second quarters due to increased customer demand in anticipation of, and during, the winter months and holiday season.

Current Business Environment

Our business continues to face recessionary conditions which first arose during the fourth quarter of 2008. Our sales volumes declined significantly during the fourth quarter of 2008, as compared to both the fourth quarter of 2007 and first three quarters of 2008. We believe the rapid and significant declines in demand experienced during the fourth quarter of 2008 were a function of sizable inventory reductions made on the part of our customers in the face of overall weakened demand and a very uncertain and difficult economy in existence at that time. In response to the recessionary conditions and lower market demand, we made major adjustments to our production capacity late in 2008 and early 2009 to better match our capacity to lower overall demand levels, as well as improve our operating efficiency and lower our overall overhead costs. In this regard, we closed our manufacturing facility in East Longmeadow, Massachusetts in the second quarter of 2009 and our Oswego, New York facility in the third quarter of 2009. These and other cost-reduction efforts, along with our ability to timely and effectively match our plant capacity to market demand levels, have been, and will continue to be, key determinants of our profitability.

Additionally, in contrast to the significant demand contraction experienced during the fourth quarter of 2008 and first quarter of 2009, we experienced certain levels of demand stabilization during the last nine months of 2009. We are encouraged by this demand stabilization, as well as by the positive impact generated from our recent cost-reduction and capacity adjustments. We remain concerned, however, with industry pricing given reduced levels of overall demand and excess industry capacity. These factors, as well as any further increases in the price of copper, which increased 13.9% to an average per pound price of $3.04 on the COMEX during the fourth quarter of 2009, as compared to an average of $2.67 per pound for the third quarter of 2009, will likely continue to present challenges to our financial performance and operating cash flows in the near term. We continue to manage our business with caution in view of these factors. We are continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant shutdowns or closings, restructurings and workforce reductions are necessary, some of which may be significant.

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

On November 30, 2007, we acquired the electrical products business of Katy, which operated in the U.S. as Woods Industries Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada,” and together with Woods U.S., “Woods”). Woods was principally focused on the design and distribution of consumer electrical cord products, sold primarily to national home improvement, mass merchant, hardware and other retailers. We purchased certain assets of Woods U.S. and all the stock of Woods Canada for $53.8 million, including acquisition-related costs and working capital adjustments. The acquisition of Woods has expanded our U.S. business while enhancing our market presence and penetration in Canada.

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

Production Costs Overview and Impact of Copper Prices

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. For 2009, copper costs have been estimated by us (based on the average COMEX price) to account for over 55% of our total cost of goods sold. As the price of copper is particularly volatile, price fluctuations can significantly affect of our sales and profitability. We generally attempt to pass along changes in the price of copper and other raw materials to our customers. However, this has proven difficult recently given lower overall demand and excess capacity existing in the wire and cable industry. During 2009, the average price of copper cathode on the COMEX was $2.37 per pound, a decline of $0.76 per pound, or 24.3%, from the average price of $3.13 per pound for 2008.

In addition to the above-noted factors, other factors affecting product pricing include the type of product involved, competitive conditions, including the extent of underutilized manufacturing capacity existing in the industry, and particular customer arrangements.

Recent Developments

In February 2010, we completed a private placement of $235.0 million of unsecured senior notes due in 2018 (the “2018 Senior Notes) which we undertook to capitalize on what we believe were favorable conditions in the bond market at the time and to extend the maturity of our senior notes from 2012 to 2018, while reducing our annual cash interest requirement from 9.875% on the 2012 Notes to 9.0% on the 2018 Notes. We repurchased 88.6% of the approximately $225.0 million aggregate principal amount of our then outstanding senior notes due 2012 (the “2012 Senior Notes”) by means of a tender offer and consent solicitation. Following the completion of the tender offer and consent solicitation, we gave notice of the redemption of the remaining outstanding 2012 Senior Notes which we will redeem on March 22, 2010.

In connection with the issuance of the 2018 Senior Notes, on January 19, 2010, we amended our revolving credit facility to permit the sale of the 2018 Senior Notes, to enhance our ability to create and finance foreign subsidiaries, and to liberalize key covenants to increase operating flexibility.

Consolidated Results of Operations

The following table sets forth, for the years indicated, our consolidated statement of operations data in thousands of dollars and as a percentage of net sales. Our results for 2009 and 2008 reflect the full-year impact of our above-noted 2007 Acquisitions, whereas the results for 2007 do not include the entire impact of the 2007 Acquisitions, which occurred during the course of that year. As noted above, Copperfield was acquired April 2, 2007 and Woods was acquired November 30, 2007. Accordingly, our 2007 results of operations include approximately nine months of operating results for Copperfield and one month of operating results for Woods.

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(In thousands)

Net sales	$504,152	100.0%	$972,968	100.0%	$864,144	100.0%
Gross profit	75,667	15.0	93,601	9.6	104,593	12.1
Selling, engineering, general and administrative expenses	40,821	8.1	52,227	5.4	44,258	5.1
Intangible asset amortization	8,827	1.8	12,006	1.2	7,636	0.9
Asset impairments	70,761	14.0	29,276	3.0	—	—
Restructuring charges	5,468	1.1	10,225	1.1	874	0.1

Operating income (loss)	(50,210)	(10.0)	(10,133)	(1.0)	51,825	6.0
Interest expense	25,323	5.0	29,656	3.0	27,519	3.2
Gain on Repurchase of 2012 Senior Notes	(3,285)	(0.7)	—	—	—	—
Other (income) loss, net	(1,195)	(0.2)	2,181	0.2	41	—

Income (loss) before income taxes	(71,053)	(14.1)	(41,970)	(4.3)	24,265	2.8
Income tax expense (benefit)	(4,034)	(0.8)	(13,709)	(1.4)	9,375	1.1

Net income (loss)	$(67,019)	(13.3)	$(28,261)	(2.9)	$14,890	1.7

Diluted earnings (loss) per share	$(3.99)		$(1.68)		$0.88

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before net interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items include asset impairments and restructuring charges, gains on our repurchase of our 2012 Senior Notes in 2009, foreign currency transaction gains and losses recorded at our Canadian subsidiary, and an inventory insurance allowance recorded in 2008 in relation to a theft that occurred in 2005.

We believe both EBITDA and Adjusted EBITDA serve as appropriate measures to be used in evaluating the performance of our business. We employ the use of these measures in the preparation of our annual operating budgets and in determining our respective levels of operating and capital investments. We believe both EBITDA and Adjusted EBITDA allow us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For example, we believe the inclusion of items such as taxes, interest expense and intangible asset amortization can make it more difficult to identify and assess operating trends affecting our business and industry. We also believe both EBITDA and Adjusted EBITDA are performance measures that provide investors, securities analysts and other interested parties a measure of operating results unaffected by differences in capital structures, business acquisitions, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. However, the usefulness of both EBITDA and Adjusted EBITDA as performance measures are limited by the fact that they both exclude the impact of interest expense, depreciation and amortization expense, and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Due to these limitations, we do not, and you should not, use either EBITDA or Adjusted EBITDA as the only measures of our performance. We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance. Finally, other companies may define EBITDA and Adjusted EBITDA differently and, as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA measures of other companies.

Similarly, we believe our use of Adjusted EPS provides an appropriate measure to use in assessing our performance across periods given that this measure provides an adjustment for certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for a given period. However, we do not, and do not recommend that you, solely use Adjusted EPS to assess our financial and earnings performance. We also use, and recommend that you use, diluted earnings per share in addition to Adjusted EPS in assessing our earnings performance.

The following tables, which reconcile our measure of Adjusted EPS to diluted earnings per share, and Adjusted EBITDA to net income, respectively, should be used along with the above statements of operations for the periods presented, in conjunction with the results of operations review that follows.

Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Diluted earnings (loss) per share	$(3.99)	$(1.68)	$0.88
Asset impairments(1)	3.93	1.18	—
Restructuring charges(2)	0.20	0.43	0.03
Gains on debt repurchases(3)	(0.12)	—	—
Foreign currency transaction loss (gain)(4)	(0.04)	0.09	—
Insurance-related recovery reserve(5)	—	0.06	—

Adjusted diluted earnings (loss) per share	$(0.02)	$0.08	$0.91

Net income, as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net income (loss)	$(67,019)	$(28,261)	$14,890
Interest expense(a)	25,323	29,656	27,519
Income tax expense (benefit)	(4,034)	(13,709)	9,375
Depreciation and amortization expense(a)	21,883	28,594	20,476

EBITDA	$(23,847)	$16,280	$72,260

Asset impairments(1)	70,761	29,276	—
Restructuring charges(2)	5,468	10,225	874
Gains on debt repurchases(3)	(3,285)	—	—
Foreign currency transaction loss (gain)(4)	(1,195)	2,250	—
Insurance-related reserve(5)	—	1,588	—

Adjusted EBITDA	$47,902	$59,619	$73,134

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item shown in the table above which has been excluded from EBITDA in order to arrive at our measure of Adjusted EBITDA for each of the periods presented is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded a net loss of $67.0 million (or a loss of $3.99 per diluted share) in 2009, as compared to net loss of $28.3 million (or a loss of $1.68 per diluted share) for 2008, and net income of $14.9 million ($0.88 per diluted share) for 2007. For 2009, we recorded EBITDA of $(23.8) million, as compared to EBITDA of $16.3 million and $72.3 million in 2008 and 2007, respectively. As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income-statement review below contains further detail regarding each of these items.

(1)	Asset impairments: Our results for 2009 were significantly impacted by non-cash asset impairments of $70.8 million ($66.1 million after tax, or $3.93 per diluted share), primarily as a result of a non-cash goodwill impairment charge recorded during the first quarter of 2009 relative to our Distribution segment. For 2008, we recorded $29.3 million ($19.7 million after tax, or $1.18 per diluted share) in non-cash asset impairments which were recorded in the fourth quarter of 2008 and primarily related to our OEM segment.

(2)	Restructuring charges: Our results for 2009, 2008 and 2007 included $5.5 million ($3.4 million after tax or $0.20 per diluted share), $10.2 million ($7.3 million after tax or $0.43 per diluted share), and $0.9 million ($0.6 million after tax or $0.03 per diluted share), respectively, in restructuring charges primarily incurred in connection with the integration of our 2007 Acquisitions, as well as our two 2009 plant closures.

(3)	Gains on repurchase of 2012 Senior Notes: In 2009, we repurchased approximately $15.0 million in aggregate par value of our 2012 Senior Notes and recorded an associated gain of $3.3 million ($2.0 million after tax, or $0.12 per diluted share).

(4)	Foreign currency transaction loss (gain): We recorded a foreign currency transaction gain of $1.2 million ($0.7 million after tax, or $0.04 per diluted share) in 2009 and a foreign currency transaction loss of $2.2 million ($1.6 million after tax, or $0.09 per diluted share) in 2008 related to the impact of exchange rate fluctuations on our Canadian subsidiary.

(5)	Insurance-related reserve: In 2008, we recorded an allowance of $1.6 million ($1.1 million after tax, or $0.06 per diluted share) in relation to an insurance receivable for an inventory theft that occurred in 2005 at a since-closed facility.

Further details regarding each of the above-noted items is described in the below operations review.

Excluding the impact of the above-noted items, our results for 2009 as compared to 2008, primarily reflect the impact of significantly lower overall demand levels given the recessionary conditions throughout 2009, and the impact of this declined demand on our profitability, primarily in the form of lower overall gross profit. We were, however, able to partially mitigate the impact of the decline in demand through our cost-cutting and production right-sizing efforts, as well as improved results in our OEM segment.

For 2009, our total sales volume (measured in total pounds shipped) decreased 37.8% compared to 2008. This decline in overall volumes, coupled with the impact of lower average copper prices, were major factors in our 2009 revenues decreasing 48.2% compared to 2008 levels. However, despite the 48.2% sales decline, our Adjusted EBITDA for 2009 declined at a slower rate in comparison to sales, a decrease of 19.7% compared to 2008 levels, reflecting the favorable impact of major efforts made in 2009 to lower our overhead costs, and right-size our production and distribution capacity. In addition, we derived a benefit from significant improvement in our OEM segment, where operating income increased from an operating loss of $3.3 million recorded in 2008 to operating income of $7.1 million realized in 2009. This improvement came despite significantly lower OEM sales and reflected the favorable impact of our 2008 OEM customer rationalization efforts, as further explained in the “segment results” section for OEM. We believe our management of costs and production capacity in 2009 has improved our operating leverage and that we are well positioned to benefit from any recovery in the overall economy and accompanying increase in market demand levels in the future.

Other significant events, actions and accomplishments included:

•	Continued to improve our capital structure. We reduced our total outstanding debt by $36.0 million in 2009, with this reduction being in addition to a $95.0 million reduction during 2008 in significant part as a result of concerted efforts across all of our production facilities to manage our working capital, particularly our inventory levels, to reflect lower demand and our customer-rationalization within our OEM segment, as further discussed in our operating results review below. The $36.0 million reduction in 2009 included the repurchase of approximately $15.0 million in aggregate principal amount of our 2012 Senior Notes, which were purchased at a discount generating a $3.3 million gain and lowering our interest expense. Please refer to the above “Recent Developments” section for information regarding the refinancing of our 2012 Senior Notes which occurred in February 2010;

•	Fully integrated our Copperfield acquisition, allowing us to achieve the production-related and synergistic merger benefits associated with this acquisition and permitting us to operate with a single, company-wide set of production and back-office systems, thereby enhancing the efficiency and effectiveness of operations;

•	Closed facilities and consolidated the related operations of our East Longmeadow, MA and Oswego, NY facilities as part of our efforts to align manufacturing capacity with market demand. In addition, our headcount at the end of 2009 totaled 934 employees, which was down 246 employees from December 31, 2008, including a number of support and indirect labor positions. We believe our rightsizing and cost-reduction efforts have lowered our overall fixed costs, which will further enhance our profitability if and when overall demand levels increase in the future.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Net sales — Our net sales for 2009 were $504.2 million compared to $973.0 million for 2008, a decrease of $468.8 million, or 48.2%. The decline in net sales reflected both lower sales volumes and lower average copper prices for 2009 as compared to 2008. Our total sales volume (measured in total pounds shipped) decreased 37.8% for 2009 compared to 2008, with volumes declining 31.4% in our Distribution segment and 49.5% in our OEM segment. The overall volume decline was primarily a function of significant contraction in demand across our business in the face of the recessionary conditions that were prevalent throughout 2009. The more significant sales volume decline noted within our OEM segment reflected both the impact of recessionary conditions, as well as the impact of planned sales reductions within this segment resulting from our OEM customer rationalization efforts, which are further discussed within our OEM segment-level analysis. The magnitude of our overall year-over-year sales declines moderated somewhat in the fourth quarter of 2009, given the significant decline in sales volumes experienced during the fourth quarter of 2008. For the fourth quarter of 2009, our sales volumes declined 25.5% compared to the same quarter last year. While volume levels remained well below 2008 levels, we did experience certain levels of demand stabilization in the last three quarters of 2009, with such demand stabilization contrasting with the significant contraction in demand experienced during the fourth quarter of 2008 and first quarter of 2009. We are encouraged by the demand stabilization we experienced during the last three quarters of 2009. If such trends continue, we would expect 2010 volumes to be at or above our 2009 volume levels. However, we remain concerned with the potential for additional pricing pressures in the wire and cable industry given reduced overall levels of demand and excess industry capacity. In addition to volume declines, our 2009 sales results as compared to 2008 reflected lower average daily selling price of copper cathode on the COMEX, which averaged $2.37 per pound during 2009, as compared to an average of $3.13 per pound for the 2008.

Gross profit — Lower overall demand in 2009 as compared to 2008, was the primary reason we generated $75.7 million in total gross profit for 2009, as compared to $93.6 million for 2008, which represented a decline of $17.9 million, or a decline of 19.1%. We did, however, significantly improve our gross profit as a percentage of net sales (“gross profit margin”) in 2009 compared to 2008, primarily as a result of reducing costs and rightsizing our plant production and distribution platforms. For 2009, our gross profit margin improved to 15.0% compared to 9.6% for 2008. Our gross profit margin in 2008 reflected the impact of a severe decline in sales demand which occurred during the fourth quarter of 2008. In response, we reduced our workforce and plant production, closing our production facilities for an extended period during the fourth quarter of 2008. These actions, while lowering our variable labor and overhead costs, were not enough to offset the unfavorable impact of increased unfavorable overhead variances given the rapid nature of the sales demand decline and resulting lower production levels. As a result, we generated a gross margin rate of 3.6% in the fourth quarter of 2008, which lowered our annual gross margin rate for 2008 to 9.6%. In 2009, we focused efforts on effectively reducing costs and adjusting plant capacity, including the closure and consolidation of two plants. These efforts were a key factor in our ability to reduce unfavorable plant and overhead variances in 2009 and improve our operating leverage, thereby increasing our gross profit margin. Additionally, we believe our 2009 efforts in this regard also have us well positioned for any meaningful future improvement in demand levels, which we believe would further improve our gross margin rate and overall profitability. As further discussed in the segment-level analysis that follows, our OEM segment gross profit and overall profitability also improved significantly from 2008 as the result of the above-noted rightsizing efforts, as well as, our OEM customer rationalization efforts undertaken late in 2008, which greatly improved year-over-year results in both OEM and, thus, our consolidated results. To a lesser degree, our consolidated gross profit margin in 2009 as compared to 2008 was also favorably impacted by lower average copper prices in 2009 as compared to 2008.

Selling, engineering, general and administrative (“SEG&A”) expense — We incurred total SEG&A expense of $40.8 million for 2009, as compared to $52.2 million for 2008, which represented a decline of $11.4 million, or 21.8%. As noted above, our SEG&A expense for 2008 included a $1.6 million non-cash charge recorded relative to an insurance receivable for a 2005 inventory theft. The remaining $9.8 million decrease in SEG&A during 2009, as compared to the same period last year, primarily reflects the impact of (1) lower commission expense which accounted for $2.9 million of the decrease; (2) lower payroll-related expense as a result of lower total headcounts which accounted for $1.9 million of the total decrease; (3) the favorable impact of resolving certain customer-related collection and other matters which accounted for $1.1 million of the decrease; and (4) lower spending across a number of general and administrative expense areas which accounted for the remaining $3.9 million of the overall decrease. Our SEG&A as a percentage of total net sales increased to 8.1% for 2009, as compared to 5.4% for 2008, reflecting the impact of lower expense leverage as our fixed costs were spread over a lower net sales base.

Intangible amortization expense — Intangible amortization expense for 2009 was $8.8 million as compared to $12.0 million for 2008, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. The lower amortization expense in 2009 reflects the impact of an impairment charge we recorded during the fourth quarter of 2008 against our then-existing balance in intangible assets and the accelerated amortization methodology used to amortize intangible assets.

Asset impairments — As noted above, for 2009, we recorded a total of $70.8 million in asset impairments as compared to $29.3 million in 2008. During the first quarter of 2009, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis based on a combination of factors which were in existence at that time, including a significant decline in our market capitalization during the first quarter of 2009, as well as the recessionary economic environment in existence and its then estimated potential impact on our business. As a result of performing the related impairment test during the first quarter of 2009, we recorded a non-cash goodwill impairment charge of $69.5 million, which represented impairment losses incurred within three of the four reporting units within our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. Further goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including further deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for our businesses. The remaining $1.3 million in asset impairment charges recorded in 2009 related to closed properties currently being marketed for sale. The resulting adjusted carrying value for each of these closed properties represents our estimate of each property’s fair value determined by management after considering the best information available and the likely assumptions market participants would use in valuing the assets. For 2008, we recorded $29.3 million in non-cash asset impairments which were primarily related to our OEM segment. The impairments, recognized in the fourth quarter of 2008, primarily reflect the impact of our decision during that quarter to significantly downsize our sales projections for, and capacity within, the OEM segment after having been unsuccessful in securing necessary price increases with certain OEM customers. These facts, as well as the impact that the declining economy was having on customers within the OEM segment at that time, were all factors which gave rise to the 2008 asset impairments.

Restructuring charges — Restructuring charges for 2009 were $5.5 million, as compared to $10.2 million for 2008. For 2009, these expenses were primarily incurred in connection with severance for headcount reductions and for lease and holding costs incurred relative to those facilities closed during 2008 and 2009. We closed our East Long Meadow, Massachusetts and Oswego, New York facilities in March and August of 2009, respectively.

For 2008, restructuring charges primarily reflected costs incurred in connection with the integration of our 2007 Acquisitions. In addition, during the second half of 2008, we announced and executed a series of separately planned workforce reduction initiatives, including (1) a headcount reduction at our Oswego, New York manufacturing facility, and (2) workforce reductions at our El Paso, Texas facilities and within our corporate offices in Waukegan, Illinois. The Oswego reductions were made as the result of a decision to transition copper fabrication activities from the Oswego plant to our Bremen, Indiana facility. The El Paso and corporate reductions were in part a function of our integration efforts, as well as in response to the deterioration of economic conditions during the fourth quarter of 2008. In total, we reduced our headcount by approximately 200 employees during the fourth quarter of 2008 as a result of these actions.

We currently have nine closed facilities, five of which are leased for various lengths of time through 2015, and four of which are owned, for which we are obligated to pay holding costs. We anticipate paying between approximately $1.5 million and $2.5 million in such costs in 2010 without giving effect to our successfully negotiating any potential sales, subleases, or lease buy-outs in relation to one or more of these properties. We do not currently have any new significant restructuring initiatives planned for 2010; however, management is continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant closings, restructurings and workforce reductions are necessary, some of which may be significant.

Interest expense — We incurred $25.3 million in interest expense for 2009, as compared to $29.7 million for 2008. The decrease in interest expense was due primarily to lower average outstanding borrowings in 2009 as compared to the same time period last year.

Gain on repurchase of 2012 Senior Notes — We recorded a $3.3 million gain during 2009 resulting from our repurchase of $15.0 million in aggregate par value of our 2012 Senior Notes.

Other (income) loss — We recorded other income of $1.2 million in 2009 as compared to a loss of $2.2 million in 2008, with both years’ amounts reflecting the impact of exchange rate changes on our Canadian subsidiary.

Income tax expense (benefit) — We recorded an income tax benefit of $4.0 million 2009, compared to an income tax benefit of $13.7 million for 2008. Our effective tax rate for 2009 was 5.7% compared to an effective tax rate of 32.7% for the same period last year. This decline in our effective tax benefit rate primarily reflects the $69.5 million pre-tax, non-cash goodwill impairment charge recorded during 2009. A significant amount of the related goodwill did not have a corresponding tax basis, thereby reducing the associated tax benefit for the pre-tax charge. We would expect our 2010 tax rate to increase in the absence of further non-deductible impairment charges and more closely approximate the statutory tax rate.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net sales — Our net sales for 2008 were $973.0 million compared to $864.1 million for 2007, an increase of $108.9 million, or 12.6%. Our total sales volume (measured in total pounds shipped) increased 12.7% for 2008 compared to 2007. These full-year increases, due primarily to the expansion of our customer base as a result of our 2007 Acquisitions, occurred during the first three quarters of the year and were not indicative of trends which existed at the end of 2008.

During the fourth quarter of 2008, we experienced a significant contraction in demand across our business in the face of recessionary conditions. Volumes declined throughout the quarter as compared to volumes during the first three quarters of 2008, with the rate of decline accelerating toward the end of 2008 and into 2009. For the fourth quarter of 2008, our total sales volume declined 21.3% as compared to the same quarter in 2007, reflecting volume declines of 7.5% and 43.5% within our Distribution and OEM segments, respectively. The decline in Distribution segment volume was mitigated somewhat by the impact of 2007 Acquisitions, as the fourth quarter of 2008 included the full benefit of the Woods acquisition, whereas the fourth quarter of 2007 included only one month of Woods sales. The significant fourth quarter volume declines were coupled with a sharp drop in the price of copper, reducing our fourth quarter sales to $182.2 million, a decline of $72.1 million, or 28.4%, from the same quarter in 2007. During the fourth quarter of 2008, copper averaged $1.75 per pound, representing a 49.3% decline compared to an average of $3.45 per pound for the third quarter of 2008, and a 46.2% decline from an average price of $3.25 per pound for the fourth quarter of 2007. This sharp fourth quarter decline in copper prices mitigated the impact of significant increases in copper prices noted during the first nine months of 2008. Thus, for the year, the daily selling price of copper cathode on the COMEX averaged $3.13 per pound in 2008, representing a 3.1% decline from 2007.

Gross profit — We generated $93.6 million in total gross profit in 2008 compared to $104.6 million in 2007, a decline of $11.0 million. Our gross profit margin for 2008 was 9.6% compared to 12.1% for 2007. Both the decline in gross profit dollars and gross profit margin for 2008 reflected poor gross profit performance within the OEM segment throughout most of 2008, as well as a significant decline in fourth quarter gross profit across both the OEM and Distribution segments. Our total gross profit increased $13.0 million in aggregate through the first three quarters of 2008 as the impact of our 2007 Acquisitions more than offset declined margin within the OEM segment. This increase in margin recorded for the first three quarters of 2008, however, was more than offset by a $24.0 million decline in margin for the fourth quarter of 2008, as compared to the same quarter in 2007. In response to the severe decline in sales demand during the fourth quarter of 2008, we reduced our workforce and plant production, closing our production facilities for an extended period during the fourth quarter of 2008 to control stock levels given lower demand levels. These actions lowered our variable labor and overhead costs, but were not enough to offset the unfavorable impact of increased unfavorable overhead variances given the rapid nature of the sales demand decline and resulting lower production levels. These unfavorable variances were a significant factor in both the fourth quarter and full-year 2008 gross profit declines as compared to the same periods in 2007.

In addition, our margins were negatively impacted by a sharp drop in copper prices during the fourth quarter of 2008, as we believe many competing suppliers lowered prices further and more rapidly in the face of the lowered overall demand and excess industry capacity than would be expected in the context of more normal market conditions. In this regard, our 2008 gross profit included the unfavorable impact of a $4.8 million charge recorded during the fourth quarter of 2008 to reflect a lower of cost or market adjustment for our on-hand inventory as of December 31, 2008. This charge reflected the impact of the above-noted severe decline in copper prices during late 2008 coupled with weakened sales demand which created downward pricing pressure in the market, reducing the market value for certain of our inventory below its first in, first out (“FIFO”) carrying value and requiring an adjustment to reflect such inventory at the lower of cost or market at December 31, 2008.

Selling, engineering, general and administrative — We incurred SEG&A expense of $52.2 million in 2008 compared to $44.3 million for 2007, an increase of $7.9 million. As a percentage of net sales, SEG&A expense was 5.4% in 2008, as compared to 5.1% in 2007. As noted above, SEG&A expense for 2008 included a non-cash charge of $1.6 million for an allowance established during 2008 for an insurance claim we filed for thefts which occurred in 2005 at our manufacturing facility in Miami Lakes, Florida, which we have since closed. During the third quarter of 2008, as a result of failing to secure satisfactory settlement of the matter with our insurers, we commenced legal action in regard to this matter and recorded an allowance for the related insurance receivable. Excluding the impact of this non-cash charge, SEG&A expense for 2008 was $50.6 million, or 5.2% of total net sales for 2008. The remaining $6.3 million increase in SEG&A expense for 2008 as compared to 2007 included a $1.2 million increase in payroll-related expenses, as reduced incentive-based payroll expense was more than offset by the impact of headcount increases occurring during the first half of 2008. These increases were largely as a result of employees added from our 2007 Acquisitions. We significantly reduced our headcount in the second half of 2008, in part due to the integration of the 2007 Acquisitions, as well as in response to the sharp decline in sales demand experienced late in 2008, as noted above. The remaining $5.1 million increase in SEG&A expense from 2007 occurred across a number of general expense categories, most notably professional fees and information technology expenses associated primarily with our integration efforts.

Intangible amortization expense — We recorded a total of $12.0 million and $7.6 million in amortization expense for 2008 and 2007, respectively, in connection with intangible assets recognized as part of our 2007

Acquisitions, with the increased expense recorded in 2008 mainly attributable to the fact that 2008 reflected a full year of intangible amortization expense.

Asset impairments — We recorded a total of $29.3 million in non-cash asset impairments in 2008. The charges were primarily related to our OEM segment as discussed above in the comparison of 2009 and 2008 consolidated operating results.

Restructuring charges — Restructuring charges of $10.2 million were recorded in 2008 compared to $0.9 million in 2007. For 2008, these expenses were primarily incurred in connection with the integration of our 2007 Acquisitions.

Interest expense — We incurred $29.7 million in interest expense in 2008, compared to $27.5 million in 2007, an increase of $2.2 million. The increase was due primarily to additional expense related to the 2007 Notes and increased borrowings under our Revolving Credit Facility during 2008. During the course of 2007, we increased our total debt level significantly to fund our acquisition activities, including the acquisition of Copperfield in April of 2007 and Woods in November 2007. These increased debt levels increased our interest expense for 2008, as compared to 2007, which did not contain a full-year impact of the higher borrowing levels brought about by the 2007 Acquisitions. We did, however reduce our debt levels during the second half of 2008, and at December 31, 2008, our total debt was $272.8 million, down from total debt of $367.8 million outstanding at December 31, 2007.

Other (income) loss — As noted above, other loss for 2008 primarily reflects the unfavorable impact of exchange rates on our Canadian subsidiary.

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

	Year Ended December 31,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)

Net sales:
Distribution	$390,911	77.5%	$670,740	68.9%	$576,602	66.7%
OEM	113,241	22.5	302,228	31.1	287,542	33.3

Total	$504,152	100.0%	$972,968	100.0%	$864,144	100.0%

		Percent of		Percent of		Percent of
		Segment		Segment		Segment
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales

Operating income (loss):
Distribution	$36,666	9.4%	$57,142	8.5%	$58,439	10.1%
OEM	7,074	6.2%	(3,348)	(1.1)%	8,323	2.9

Total	43,740		53,794		66,762
Corporate	(93,950)		(63,927)		(14,937)

Consolidated Operating Income (Loss)	$(50,210)		$(10,133)		$51,825

Segment operating income represents income from continuing operations before net interest expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments and intangible amortization. The Company’s segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document.

Distribution Segment

For 2009, net sales were $390.9 million, as compared to $670.7 million for 2008, a decrease of $279.8 million, or 41.7%. As noted above in our discussion of consolidated results, this decrease was due primarily to a decline in sales volumes and copper prices as compared to 2008. For 2009, our Distribution segment sales volume (measured in total pounds shipped) decreased 31.4% compared to 2008.

Operating income was $36.7 million for 2009, as compared to $57.1 million for 2008, a decline of $20.4 million, primarily reflecting the above-noted impact on gross profit of decreased sales volumes in 2009, partially offset by an improved gross margin rate and lower SEG&A expense. Our segment operating income rate was 9.4% for 2009, as compared to 8.5% for 2008. The improvement in the operating income rate in 2009 was primarily due to the favorable impact in 2009 of cost rationalization efforts and the unfavorable impact on 2008 results that arose from significant unfavorable overhead variances recorded during the fourth quarter of that year due to a rapid and significant decline in volume levels during the fourth quarter of 2008.

In 2008, net sales increased $94.1 million, from $576.6 million to $670.7 million, or 16.3%, compared to 2007. This increase was due primarily to an increase in our sales in this segment during the first three quarters of 2008, partially offset by a significant decline in volume during the fourth quarter of 2008. Our sales increased in this segment during the first three quarters of 2008 due both to increased copper prices and more notably an increase in our customer base as a result of our 2007 Acquisitions which occurred during the course of 2007. As noted above in our review of consolidated results, during the fourth quarter of 2008 we experienced a significant contraction in demand across our business. Our total sales volume declined 7.5% within our Distribution segment during the fourth quarter of 2008 compared to the same quarter of 2007, with the decline mitigated somewhat by the impact of 2007 Acquisitions, as the fourth quarter of 2008 included the full benefit of the Woods acquisition, whereas the fourth quarter of 2007 included only one month of Woods sales. These significant fourth quarter volume declines were coupled with a sharp drop in the price of copper, reducing our total Distribution net sales for the quarter to $141.9 million, a decline of $24.5 million, or 14.7%, from the fourth quarter of 2007.

Operating income was $57.1 million in 2008 compared to $58.4 million for 2007, a decrease of $1.3 million, or 2.2%. This decrease was a function of a significant decline in operating income recorded during the fourth quarter of 2008, as compared to prior quarters in 2008, as well as 2007. As noted above, the recessionary conditions existing during the fourth quarter of 2008 caused a significant and rapid decline in our volumes. Given this rapid decline, our profitability decreased for the same period, as we were not able to offset the impact of the decline with cost savings associated with reduced production levels. As a result, we experienced a significant increase in unfavorable overhead variances during the quarter.

OEM Segment

For 2009, net sales were $113.2 million, as compared to $302.2 million for 2008, a decrease of $189.0 million, or 62.5%. As noted above in our discussion of consolidated results, this decrease was due to a decline in sales volumes and copper prices as compared to 2008. For 2009, our OEM segment sales volume (measured in total pounds shipped) decreased 49.5% compared to 2008. In addition to the impact of recessionary conditions prevalent throughout 2009, the decline in volume also reflected the impact of our customer rationalization efforts within OEM. In late 2008, we decided to reduce the extent of our sales to many customers within this segment as a result of failing to secure adequate pricing for our products from such customers. We determined these actions were necessary to improve the overall financial performance of the Company. As our OEM customer rationalization was completed in late 2008, we do not anticipate any further impact to our OEM revenues from such rationalization efforts.

Operating income was $7.1 million for 2009, as compared to an operating loss of $3.3 million for 2008, an increase of $10.4 million. Our segment operating income rate was 6.2% for 2009, as compared to (1.1)% for 2008. Both the increase in operating income and the improvement in operating income rate during 2009, as compared to 2008, primarily reflected the favorable impact of the above-noted OEM customer and cost rationalization efforts as discussed in our above review of consolidated results.

For 2008, net sales were $302.2 million compared to $287.5 million for 2007, an increase of $14.7 million, or 5.1%. As noted above, this increase was due primarily to increased sales recorded during the first half of 2008 as a result of an increase in our customer base resulting from our 2007 Acquisitions that occurred after the first quarter of 2007. OEM segment sales declined during the second half of 2008, with a significant decline during the fourth quarter of 2008 in the face of recessionary conditions. For the fourth quarter of 2008, our total sales volume declined 43.5% within our OEM segment, as compared to the fourth quarter of 2007, reflecting decreased demand from existing customers which were particularly affected by the then-existing economic circumstances.

We recorded an operating loss of $3.3 million in 2008 compared to operating income of $8.3 million for 2007, a decline of $11.6 million. The OEM operating loss for 2008 excludes the impact of asset impairment charges, which we record as a component of corporate-related expenses. In addition to the impact of a severe decline in 2008 fourth quarter sales and profits as a result of recessionary conditions prevalent during that quarter, our OEM results for 2008 were also negatively impacted by our inability to timely pass on inflationary raw material cost increases to our customers within this segment during 2008.

Net Sales by Groups of Products

Net sales across our four major product lines were as follows:

Net Sales by Groups of Products	2009	2008	2007
	(In thousands)

Industrial Wire and Cable	$187,671	$293,250	$312,105
Electronic Wire	133,090	381,227	402,146
Assembled Wire and Cable Products	167,734	261,313	120,940
Fabricated Bare Wire	15,657	37,178	28,953

Total	$504,152	$972,968	$864,144

As noted above, we are organized internally according to the customers we serve, which is reflected in the structure of our reportable segments: OEM and Distribution. Therefore, we do not focus internally on the operating performance or profitability of our business by product grouping, as shown in the above table. In relation to the data presented above, however, we note that, while all product categories experienced net sales declines in 2009 as compared to 2008 that are primarily reflective of the general recessionary conditions existing throughout 2009, product sales in our electronic wire grouping declined at a more significant level. While we do not have visibility to the specific end markets into which our products are ultimately sold, based on the nature of, and general applications for, such products, we believe the relatively more significant decline within the electronic wire grouping is reflective of the fact that many of the products within this category, such as thermostat, irrigation, security and telephone wire, are used in residential and commercial construction. We would not expect any significant increase in sales in 2010 within this category given the current condition of these markets. The decline in fabricated bare wire sales for 2009 as compared to 2008 reflects the above-noted impact of recessionary condition existing throughout 2009 and, to a lesser degree, our decision, upon closing our Oswego, New York facility, to exit some specially fabricated bare wire production: Also of note is the sharp increase in the level of sales within the Assembled Wire and Cable Products category between 2008 and 2007. This increase was reflective of the addition of Woods in late 2007, which increased our sales levels within this category.

Liquidity and Capital Resources

Debt

Our outstanding debt (including capital lease obligations) was as follows:

	As of December 31,
	2009	2008
	(In thousands)

Revolving Credit Facility expiring April 2, 2012	$10,239	$30,000
9.875% Senior Notes due October 1, 2012, including unamortized premium of $1,617 and $2,352, respectively	226,597	242,352
Capital lease obligations	17	462

Total debt	$236,853	$272,814

As of December 31, 2009, we had $7.6 million in cash and cash equivalents, as compared to $16.3 million as of December 31, 2008. We also had approximately $80.8 million in remaining excess availability under our Revolving Credit Facility at December 31, 2009, as compared to $74.2 million of excess availability at December 31, 2008.

Refinancing of 9.875% Senior Notes due October 1, 2012 (the “2012 Senior Notes”) with 9.0% Senior Notes due February 15, 2018 (the “2018 Senior Notes”)

At December 31, 2009, we had approximately $225.0 million in aggregate principal amount outstanding of our 2012 Senior Notes, all of which were scheduled to mature on October 1, 2012. On February 3, 2010, we completed a private placement offering of $235.0 million aggregate principal amount of our 2018 Senior Notes to refinance our 2012 Senior Notes (the “Private Placement”). The 2018 Senior Notes mature on February 15, 2018 and interest on these notes will accrue at a rate of 9.0% per annum and be payable semi-annually on each February 15 and August 15, commencing August 15, 2010. The gross proceeds from the Private Placement, approximately $231.7 million which reflects a discounted issue price of 98.597% of the principal amount, were used, together with other available funds, for payment of consideration and costs relating to a cash tender offer and consent solicitation for our 2012 Senior Notes. A total of $199.4 million aggregate principal amount of the 2012 Senior Notes were tendered, which represented approximately 88.6% of the approximately $225.0 million aggregate principal amount of the 2012 Senior Notes outstanding. Consequently, as of March 3, 2010, approximately $25.6 million of the 2012 Senior Notes remain outstanding. We will redeem the $25.6 million in remaining outstanding 2012 Senior Notes on March 22, 2010 at a price of 102.4688% of the principal amount of such 2012 Senior Notes, which, excluding accrued and unpaid interest, will equate to a total redemption amount of approximately $26.2 million.

We undertook the above-described refinancing of our 2012 Senior Notes to take advantage of what we believe were favorable conditions within the related financial markets at the time. The refinancing also allowed us to liberalize our bond covenants, extend the maturity of such debt from 2012 to 2018, while at the same time reducing our annual cash interest requirements given the lower coupon rate on the 2018 Senior Notes, partially offset by an increase in the total aggregate principal amount outstanding. We expect to record a loss of between approximately $8.5 million and $9.0 million in the first quarter of 2010 on the early extinguishment of our 2012 Senior Notes. This amount includes the write-off of approximately $1.9 million of unamortized debt issuance costs related to the 2012 Senior Notes, as well as the impact of the call and tender premiums, and other costs paid in connection with the refinancing.

The 2018 Senior Notes are non-callable for the first four years subsequent to issuance. Thereafter, the 2018 Senior Notes are callable at a price equal to par plus one-half the coupon rate, declining ratably to par by the end of the sixth year. In addition, the 2018 Senior Notes have a provision allowing us to redeem up to 35% of the principal amount outstanding at any time during the first three years subsequent to issuance with the use of proceeds generated by one or more possible future equity offerings. As with the indenture that governed the 2012 Senior Notes, the indenture for the 2018 Senior Notes contains covenants that, among other things, limit our ability to incur additional indebtedness, make restricted payments, create liens, pay dividends, sell substantially all of our assets, enter into sale and leaseback transactions, and enter into transactions with affiliates of the Company. In addition, the

2018 Senior Notes were issued with registrations rights, whereby we are obligated to use our commercially reasonable efforts to register with the SEC an exchange offering of new notes, having terms substantially identical to those of the 2018 Senior Notes, except that the new notes will be freely tradeable. This SEC registration and exchange offering is planned for 2010.

Revolving Credit Facility

Our Revolving Credit Facility is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At December 31, 2009, we had approximately $80.8 million in remaining excess availability under the Revolving Credit Facility.

Our Revolving Credit Facility was amended on June 18, 2009 in connection with the above-noted 2012 Senior Notes repurchases to permit us to spend up to $30.0 million to redeem, retire or repurchase our 2012 Senior Notes so long as (i) no default or event of default existed at the time of the repurchase or would result from the repurchase and (ii) excess availability under the Revolving Credit Facility after giving effect to the repurchase remained above $40 million. Prior to this amendment, we were prohibited from making prepayments on or repurchases of the 2012 Senior Notes. The amendment required us to pay an upfront amendment fee of $1.0 million, and also increased the applicable interest rate margins by 1.25% and the unused line fee increased by 0.25%. Accordingly, subsequent to the amendment, interest is payable, at our option, at the agent’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility.

We further amended our Revolving Credit Facility on January 19, 2010, in connection with the issuance of the 2018 Senior Notes (i) to permit the sale of the 2018 Senior Notes (ii) to enhance our ability to create and finance foreign subsidiaries, (iii) to liberalize key covenants and make other changes to increase operating flexibility. Pursuant to this amendment, borrowing availability under the Revolving Credit Facility for foreign subsidiaries is limited to the greater of (i) the sum of 85% of the aggregate book value of accounts receivable of such foreign subsidiaries plus 60% of the aggregate book value of the inventory of such foreign subsidiaries and (ii) $25 million (excluding permitted intercompany indebtedness of such foreign subsidiaries).

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10 million in excess availability under the Revolving Credit Facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (i) $200 million or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10 million sublimit for letters of credit.

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

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10 million in excess availability under the Revolving Credit Facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30 million. We maintained greater than $30 million of monthly excess availability during 2009.

As of December 31, 2009, we were in compliance with all of the covenants on our Revolving Credit Facility.

Current and Future Liquidity

In general, we require cash to fund working capital, capital expenditures, debt repayment and to pay interest costs related to our debt. Our working capital requirements tend to increase when we experience significant increased demand for products or significant copper price increases. Conversely, when demand declines or copper prices fall, our working capital requirements generally decline as well. We may be required to increase our borrowings under our Revolving Credit Facility in the future if, among a number of other potential factors, the price of copper further increases, thereby further increasing our working capital requirements.

Our management assesses the future cash needs of our business by considering a number of factors, including: (1) historical earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service expenses, (4) planned capital expenditures, and (5) our ability to borrow additional funds under the terms of our Revolving Credit Facility.

Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future. At December 31, 2009, we had $10.2 million in outstanding borrowings against our $200.0 million Revolving Credit Facility and had $7.6 million in cash on hand, as well as $80.8 million in excess availability.

If we experience a deficiency in earnings with respect to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows from operations and borrowings under the Revolving Credit Facility. If cash flows generated from our operations, together with borrowings under our Revolving Credit Facility, are not sufficient to fund our operations, debt service and capital expenditures and we need to seek additional sources of capital, the limitations on our ability to incur debt contained in the Revolving Credit Facility and the Indenture relating to our 2018 Senior Notes could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay or forego capital spending or other corporate initiatives, such as the development of products, or acquisition opportunities.

Our Revolving Credit Facility permits us to redeem, retire or repurchase our 2018 Senior Notes subject to certain limitations. We may repurchase 2018 Senior Notes in the future but whether we do so will depend on a number of factors and there can be no assurance that we will repurchase any amounts of our 2018 Senior Notes.

Cash Flow Summary

A summary of our cash flows for 2009, 2008 and 2007 was as follows:

	As of December 31,
	2009	2008	2007
	(In thousands)

Net (Loss) Income	$(67,019)	$(28,261)	$14,890
Non-cash items	88,225	51,804	21,692
Changes in working capital assets and liabilities	6,480	92,655	(12,789)

Net cash from operating activities	27,686	116,198	23,793
Net cash from investing activities	(3,964)	(13,799)	(269,072)
Net cash from financing activities	(32,798)	(94,535)	239,398
Effects of exchange rate changes on cash and cash equivalents	347	(413)	24

Net increase (decrease) in cash and cash equivalents	(8,729)	7,451	(5,857)
Cash and equivalents at beginning of year	16,328	8,877	14,734

Cash and equivalents at end of year	$7,599	$16,328	$8,877

Operating activities

Net cash provided by operating activities was $27.7 million, $116.2 million, and $23.8 million for 2009, 2008 and 2007, respectively. The $88.5 million decline in cash provided by operating activities for 2009 as compared to 2008 was largely a result of the impact of changes in working capital items, primarily changes in inventory, accounts receivable, and accounts payable. Lower consolidated inventory levels at December 31, 2009, compared to levels at December 31, 2008, generated approximately $7.0 million in operating cash flows in 2009. This 2009 improvement was in addition to a $58.2 million increase in operating cash flows generated in 2008 relative to inventories, as a sharp decline in copper prices during the fourth quarter of 2008, as well as a reduction in inventory levels given a significant reduction in demand at that same time and the impact of our OEM customer rationalization efforts, significantly lowered our required working capital investment in inventory at December 31, 2008, as compared to December 31, 2007. Similarly, we generated $10.2 million in operating cash flows from accounts receivable during 2009 as a result of lower outstanding receivable levels at December 31, 2009 compared to December 31, 2008, which primarily reflected the impact of lower overall demand levels in 2009. This improvement in 2009 was in addition to a $60.1 million increase in operating cash flows generated in 2008 relative to accounts receivable, as a sharp decline in copper prices during the fourth quarter of 2008, as well as a reduction in receivable levels given a significant reduction in demand at that same time, significantly lowered our required working capital investment in accounts receivable at December 31, 2008, as compared to December 31, 2007. These significant improvements in operating cash flows generated from inventories and accounts receivable realized in 2008 create unfavorable year-over-year comparisons when 2009 is compared with 2008. The impact of such items on year-over-year cash flows was partially offset, however, by changes in our accounts payable levels over the same periods. For 2009, we recorded a use of $9.7 million in operating cash flows relative to accounts payable compared to a use of $19.9 million in 2008. This change reflects a significant reduction in accounts payable levels at the end of 2008 given the above-noted sharp decline in copper prices and demand levels that occurred in the fourth quarter of 2008, which lowered our overall level of accounts payable at that time. The $92.4 million increase in cash provided by operating activities for 2008 as compared to 2007 primarily reflects the above-described changes in working capital requirements brought about by a sharp decline in copper prices and demand levels at the end of 2008, partially offset by lower levels of income in 2008 as compared to 2007.

Investing activities

Net cash utilized for investing activities was $4.0 million, $13.8 million and $269.1 million in 2009, 2008 and 2007, respectively. The $9.8 million decline in cash utilized for investing activities between 2009 and 2008, primarily reflects $13.3 million in capital expenditures in 2008, primarily associated with our new facilities in Pleasant Prairie, Wisconsin and El Paso, Texas, both of which were opened that year. The $269.1 million in cash used in investing activities in 2007 primarily was attributable to the acquisition of both Copperfield and Woods in that year, which accounted for $263.1 million of the total. We would expect our 2010 capital expenditures to approximate 2009 levels.

Financing activities

Net cash used by financing activities was $32.8 million and $94.5 million in 2009 and 2008, respectively. Net cash provided by financing activities was $239.4 million in 2007. The $32.8 million used in financing activities for 2009 included $19.8 million in net repayments made under our Revolving Credit Facility during 2009 due to a reduction in debt primarily brought about by efforts to reduce our levels of working capital, $12.0 million used to repurchase a portion of our 2012 Senior Notes, and $1.0 million paid to amend our Revolving Credit Facility.

Net cash used by financing activities was $94.5 million in 2008 compared to net cash provided from financing activities of $239.4 million in 2007. The $94.5 million in cash used in financing activities in 2008 was due to a reduction in debt brought about both by a decline in the price of copper and, thus, our working capital needs, as well as efforts to reduce our overall working capital, including our inventory levels. The $239.4 million provided in 2007 was primarily a function of acquisition-related borrowing activities. As noted above, during 2007 we issued the $120.0 million 2007 Senior Notes, generating total proceeds of $119.4 million (net of issuance costs), and increased our borrowings under our Revolving Credit Facility, which were $123.4 million at December 31, 2007.

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

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2009:

		Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Long-term debt obligations (including current portion and interest)(1)	$297,352	$22,678	$274,674	$—	$—
Capital lease obligations (including interest)	18	15	3	—	—
Operating lease obligations	42,347	8,188	13,345	9,578	11,236
Purchase obligations	39,283	39,283	—	—	—

Total	$379,000	$70,164	$288,022	$9,578	$11,236

(1)	On February 3, 2010, we refinanced the 2012 Senior Notes with our 2018 Senior Notes. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Refinancing of 9.875% Senior Notes.”

Long-term debt obligations include $10.2 million of borrowings outstanding under our Revolving Credit Facility which has a maturity of 2012. Interest obligations on our variable rate debt, primarily our borrowings under the Revolving Credit Facility, have been calculated based on the prevailing interest rate at December 31, 2009. Amounts of future interest payments made on such variable rate borrowings will depend on prevailing variable interest rates in future periods and the amount of outstanding borrowings under our Revolving Credit Facility for such periods.

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

Revenue Recognition

We recognize sales of our products when the products are shipped to customers and title passes to the customer in accordance with the terms of sale. We provide incentive allowances to our customers, with the amount of such promotional allowances being tied primarily to the particular customer’s level of purchasing activity during a specified time period or periods. We record an accrual for such promotional allowances and reflect the expenses as a reduction of our net sales when we determine that it is probable the allowances will be earned by the customer and the amount of the allowances are reasonably estimated. We base our accruals primarily on sales activity and our historical experience with each customer.

Allowance for Uncollectible Accounts

We record an allowance for uncollectible accounts to reflect management’s best estimate of losses inherent in our receivables as of the balance sheet date given the facts available to us at the time the allowance is recorded. As was the case in 2008, which included the full-year impact of significant acquisitions made during the course of 2007, our write-off activity and allowance will generally increase with increases in the overall scale of our business. Establishing this allowance involves considerable judgment. In calculating the necessary allowance for uncollectible accounts, we perform ongoing credit evaluations of our customers. We consider both the current financial condition of individual customers and historical write-off patterns in establishing our allowance. When we become aware that, due to deterioration of their financial condition or for some other reason, a particular customer is unable or unwilling to pay an amount owed to us, we record a specific allowance for receivables related to that customer to reflect our best estimate of the realizability of amounts owed. During the fourth quarter of 2008, in response to a general and significant deterioration in economic conditions and their impact on the financial condition of certain specific customers, including negative trends in the past due accounts of such customers, we determined it necessary to increase our write-offs and allowance for uncollectible accounts well above the company’s historical averages of recent years. In 2009, our bad debt experience improved, and we benefited from the resolution of certain customer-related collection matters. Actual future collections of receivables could differ significantly from our estimates as a function of future, unforeseen changes in general, industry and specific customers’ financial conditions. In addition, we reserve for customer credits and discounts expected to be issued relative to our accounts receivable balance. These reserves are intended to reflect an estimate of future credits and discounts that are probable of issuance in relation to the existing accounts receivable balance, and these estimates are based on historical experience.

Inventories

Inventories include material, labor and overhead costs and are recorded at the lower of cost or market using the first-in first-out (“FIFO”) method. In applying FIFO, we evaluate the realizability of our inventory on a product-by-product basis. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to its condition or where the inventory cost for an item exceeds its net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value. Copper constitutes our primary inventory component. During the fourth quarter of 2008, copper cathode on the COMEX averaged $1.75 per pound, representing a 49.3% decline compared to an average of $3.45 per pound for the third quarter of 2008. As a result of this sharp decline in copper prices coupled with the impact of significantly lower overall market demand on market pricing, we recognized a charge of $4.8 million in the fourth quarter of 2008 to write our inventories down to their lower of cost or market values. Though copper prices have increased since December 31, 2008, averaging $2.37 and $3.04 per pound for the full-year and fourth quarter of 2009, respectively, any significant future decline in copper prices at current or lower levels of market demand, would likely necessitate additional lower of cost or market adjustments, the magnitude of which would be a function of such price declines and overall market demand.

Plant and Equipment and other Long-Lived Assets

Plant and equipment are carried at cost and are depreciated over their estimated useful lives, ranging from three to twenty years, using principally the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Our other long-lived assets consist primarily of customer-related intangible assets recorded in connection with our 2007 Acquisitions. These intangible assets are amortized over their estimated useful lives using an accelerated amortization methodology which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. The carrying value of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the carrying value is warranted. When events and circumstances indicate that our long-lived assets should be reviewed for possible impairment, we test for the existence of impairment by developing and utilizing projections of future cash flows expected to be generated from the use and eventual disposition of the assets or asset groups in question. Our asset groups reflect the shared nature of our facilities and manufacturing capacity. Expected cash flows are projected on an undiscounted basis over the remaining life of the assets or asset groups in question to determine whether such cash flows are expected to exceed the recorded carrying amount of the assets involved. If we identify the existence of impairment as a result of employing this test, we determine the amount of the impairment loss by the extent to which the carrying value of the impaired assets exceed their fair values as determined by valuation techniques including, as appropriate, the use of discounted cash flows to measure estimated fair value.

During the fourth quarter of 2008, we recorded $17.6 million in long-lived asset impairments related to our plant and equipment and other long-lived assets. Given our revised plans and projections for future performance of the OEM segment in light of our customer rationalization efforts and our failure to secure necessary future price increases with significant OEM customers, as well as the impact the declining economy appears to have had on such customers, we determined it necessary to test our OEM-related long-lived assets for potential impairment during the fourth quarter of 2008, and recorded the above-noted impairment charges as a result of such analysis.

The long-lived asset impairment test uses significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. Estimating projected cash flows associated with our asset groups involved the use of significant assumptions, estimates and judgments with respect to numerous factors, including future sales, gross profit, selling, engineering, general and administrative expense rates, discount rates and cash flows. These estimates were based on our revised business plans and forecasts in light of the above-noted facts and circumstances.

The use of different assumptions, estimates or judgments, such as the estimated future undiscounted cash flows or in the discount rate used to discount such cash flows could have significantly increased or decreased the related impairment charge. For example, as of December 31, 2008, (1) a 5% increase or decrease in the aggregate estimated undiscounted cash flows associated with the associated asset groups (without any change in the discount rate) would have resulted in an increase or decrease of approximately $1.0 million in the impairment charge recorded as of such date, and (2) a 100 basis point increase or decrease in the discount rate used (without any change in the aggregate estimated undiscounted cash flows) would have resulted in a decrease or increase of approximately $0.3 million in the impairment charge recorded as of such date. The above-described sensitivities are presented solely to illustrate the effects that a hypothetical change in one or more key variables might have on the outcomes produced by the impairment testing process. Further impairment charges may be recognized in future periods to the extent changes in a number of factors or circumstances occur, including but not limited to further deterioration in the performance of and future projections relative to, or changes in our plans for one or more of our long-lived asset groups or facilities.

Goodwill and Other Intangible Assets

Under goodwill accounting rules, we are required to assess goodwill for impairment annually, or more frequently if events or circumstances indicate impairment may have occurred. The goodwill impairment test is performed at the reporting unit level. We perform our annual test for potential goodwill impairment as of December 31st of each year. The test requires that a fair value estimate be made at the reporting unit level as of the test date. Potential impairment exists if the carrying amount of net assets of a particular reporting unit, including goodwill, as of the test date exceeds the then estimated fair value of the reporting unit. We have determined that our operating segments appropriately serve as reporting units, as defined by the accounting rules governing, and for purposes of applying, our goodwill impairment tests. Determining the carrying value, or the net assets for an individual reporting unit, requires the use of estimation and allocation methodologies given the shared nature of many of our assets and liabilities. To the extent possible, we identify assets, such as trade receivables, and liabilities specific to each specific reporting unit, however, given our use of primarily shared production facilities and resources, assets such as inventory, fixed assets and accounts payable have to be allocated on a basis reflective of our best estimate of their relative usage by each reporting unit. Then, in performing the above-described test, if it is determined that the carrying value of a particular reporting unit exceeds its estimated fair value, the implied fair value of the segment’s goodwill must next be determined. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment of goodwill is deemed to have taken place and a loss is recorded equal to the amount of the excess.

During the first quarter of 2009, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis based on a combination of factors which were in existence at that time, including a significant decline in our market capitalization, as well as the recessionary economic environment and its then estimated potential impact on our business. Accordingly, we recorded a non-cash goodwill impairment charge of approximately $69.5 million, representing our best estimate of the impairment loss incurred within three of the four reporting units within our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. At the March 31, 2009 test date, no indication of impairment under the goodwill impairment test existed relative to our Retail distribution reporting unit, and we did not have any goodwill recorded within our OEM segment. For the purposes of the goodwill impairment analysis, our estimates of fair value were based primarily on estimates generated using the income approach, which estimates the fair value of our reporting units based on their projected future discounted cash flows. As of December 31, 2009, management determined that the fair values of all reporting units which carry goodwill, substantially exceeded their respective carrying values.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including future sales, gross profit, selling, engineering, general and administrative expense rates, capital expenditures, and cash flows. These estimates are based on our business plans and forecasts. These estimates are then discounted, which necessitates the selection of an appropriate discount rate. The discount rate used reflects market-based estimates of the risks associated with the projected cash flows of the reporting unit. The allocation of the estimated fair value of our reporting units to the estimated fair value of their net assets required under the second step of the goodwill impairment test also involves the use of significant assumptions, estimates and judgments.

The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge. For example, as of March 31, 2009, (1) a 5% increase or decrease in the aggregate estimated undiscounted cash flows of our reporting units (without any change in the discount rate used in the first step of its goodwill impairment test as of such date) would have resulted in an increase or decrease of approximately $14.0 million in the aggregate estimated fair value of our reporting units as of such date, (2) a 100 basis point increase or decrease in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value (without any change in the aggregate estimated cash flows of our reporting units used in the first step of its goodwill impairment test as of such date) would have resulted in a decrease or increase of approximately $18.0 million in the aggregate estimated fair value of our reporting units as of such date, and (3) a 1% increase or decrease in the estimated sales growth rate without a change in the discount rate of each reporting unit would have resulted in an increase or decrease of approximately $7.0 million in the aggregate estimated fair value of our reporting units as of such date. The goodwill impairment testing process is complex, and can be affected by the inter-relationship between certain assumptions, estimates and judgments that may apply to both the first and second steps of the process and the fact that the maximum potential impairment of the goodwill of any reporting unit is limited to the carrying value of the goodwill of that reporting unit. Accordingly, the above-described sensitivities around changes in the aggregate estimated fair values of our reporting units would not necessarily have a dollar-for-dollar impact on the amount of goodwill impairment we recognized as a result of our analysis. These sensitivities are presented solely to illustrate the effects that a hypothetical change in one or more key variables affecting a reporting unit’s fair value might have on the outcomes produced by the goodwill impairment testing process.

In addition to the above-noted interim goodwill impairment test performed during the first quarter of 2009, we performed our annual goodwill impairment test as of December 31, 2009, with no indication of potential impairment. The estimated fair value of each reporting unit with recorded goodwill as of December 31, 2009 was significantly in excess of its related carrying value, with no such reporting unit having an excess of fair value less than 30% of its carrying value. As stated above, the use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit or its net assets. However, as of the December 31, 2009 annual impairment test date, the above-noted conclusion, that no indication of goodwill impairment existed as of the test date, would not have changed had the test been conducted assuming: 1) a 5% decrease in the aggregate estimated undiscounted cash flows of our reporting units (without any change in the discount rate), 2) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our reporting units), or 3) 1% decrease in the estimated sales growth rate without a change in the discount rate of each reporting unit.

Goodwill impairment charges may be recognized in future periods in one or more of the Distribution reporting units to the extent changes in factors or circumstances occur, including further deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units.

Our other intangible assets primarily consist of acquired customer relationships and trademarks and trade names, all of which have finite or determinable useful lives. Accordingly, these finite-lived assets are amortized to reflect the estimated pattern of economic benefit consumed, either on a straight-line or accelerated basis over the estimated periods benefited. See Note 3 for information regarding our asset impairment analyses.

Income Taxes

We use the asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts. We periodically assess the reliability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state or federal statutory tax audits.

New Accounting Pronouncements

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

Disclosures about Derivatives Instruments

In March 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance expands the disclosure requirements for derivative instruments and hedging activities. This guidance specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the new guidance in the first quarter of 2009. The required disclosures have been set forth in Note 10 to the consolidated financial statements.

Fair Value Measurements and Disclosures

In August 2009, the FASB issued an accounting update on fair value measurements and disclosures. This update provides additional guidance clarifying the measurement of liabilities at fair value. It clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. We adopted this accounting update in the fourth quarter of 2009, and its adoption did not have any significant impact on our financial statements.

Postretirement Benefit Plan Assets

In December 2008, the FASB issued guidance on employers’ disclosure about postretirement benefit plan assets. The accounting guidance provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The guidance requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets. These disclosures are required for fiscal years ending after December 15, 2009. We adopted this guidance for the period ending December 31, 2009 (see Note 15).

Participating Securities

In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method. The guidance concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share. We have determined that our outstanding unvested shares are participating securities. Effective January 1, 2009, we adopted this standard. Accordingly, earnings per common share are computed using the two-class method prescribed by the accounting guidance. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method (see Note 11).

Variable Interest Entity

In June 2009, the FASB issued an update to the accounting guidance for consolidation. Accordingly, new accounting standards concerning the treatment of variable interest entities were issued. This guidance addresses the effects on certain provisions of consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept. This guidance also addresses the ability to provide timely and useful information about an enterprise’s involvement in a variable interest entity. The accounting update is effective for each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We do not anticipate this guidance will have a material impact on our financial condition or operating results.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are exposure to changes in commodity prices, primarily copper prices, interest rates on borrowings, and exchange rate risk relative to our operations in Canada.

Commodity Risk.  Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At December 31, 2009, we had contracts with a net aggregate fair value of $0.1 million, consisting of contracts to sell 625,000 pounds of copper in March 2010. A hypothetical adverse movement of 10% in the price of copper at December 31, 2009, with all other variables held constant, would have resulted in an aggregate loss in the fair value of our commodity futures contracts of approximately $0.2 million as of December 31, 2009.

Interest Rate Risk.  We have exposure to changes in interest rates on a portion of our debt obligations. As of December 31, 2009, approximately 4% of our debt was variable rate, primarily our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or a LIBOR-based rate. Based on the amount of our variable rate borrowings at December 31, 2009, which totaled approximately $10.2 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $0.1 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Exchange Rate Risk.  We have exposure to changes in foreign currency exchange rates related to our Canadian operations. Currently, we do not manage our foreign currency exchange rate risk using any financial or derivative instruments, such as foreign currency forward contracts or hedging activities. The strengthening of the Canadian dollar relative to the U.S.dollar had a positive impact on our Canadian results in 2009. In 2009, we recorded an aggregate pre-tax gain of approximately $1.2 million related to exchange rate fluctuations between the U.S. dollar and Canadian dollar.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the Notes thereto, and other information are included in this report beginning on page F-1.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(b) and 15d-15(e)), as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(d) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s management, including its principal executive officer and principal financial officer, conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and their report is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

This item is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors”, “Corporate Governance Compliance with Section 16(a) Beneficial Ownership Reporting in 2009”, “Corporate Governance — How are Directors Nominated?” and “Corporate Governance — The Committees of the Board — The Audit Committee” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2010, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Code of Ethics

Our board of directors has adopted a code of ethics applicable to all of our directors, officers and employees. We have posted this code of ethics on our internet site (colemancable.com under “Investors”). We will disclose on our internet site any amendments to, or waivers from, our code of ethics that are required to be publicly disclosed pursuant to the rules of the SEC or NASDAQ.

ITEM 11.	Executive Compensation

This item is incorporated by reference to the to the sections entitled “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2010, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the section entitled “Information About Our Common Share Ownership” and “Proposal No. 2: Approval of an Amendment and Restatement to the Company’s Long-Term Incentive Plan” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2010, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions

This item is incorporated by reference to the sections entitled “Corporate Governance  — Director Independence”, “Corporate Governance — What is our Related party Transactions Approval Policy and What Procedures Do We Use To Implement It?” and “Corporate Governance — What Related Person Transactions Do We Have?” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2010, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.	Principal Accountant Fees and Services

This item is incorporated by reference to the section entitled “Proposal No. 3: Ratification of Appointment of Independent Auditors — Independent Auditor Fee Information” of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2010, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15	Exhibits and Financial Statement Schedules

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing in Item 8, which is incorporated herein by reference.

(2) Financial Statement Schedules

None.

(3) Exhibits

See index to exhibits.

Coleman Cable, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

All Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Coleman Cable, Inc.
Coleman Cable, Inc.
Waukegan, Illinois

We have audited the accompanying consolidated balance sheets of Coleman Cable, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coleman Cable, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  DELOITTE & TOUCHE LLP

March 3, 2010
Chicago, Illinois

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Thousands, except per share data)

NET SALES	$504,152	$972,968	$864,144
COST OF GOODS SOLD	428,485	879,367	759,551

GROSS PROFIT	75,667	93,601	104,593
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	40,821	52,227	44,258
INTANGIBLE ASSET AMORTIZATION	8,827	12,006	7,636
ASSET IMPAIRMENTS	70,761	29,276	—
RESTRUCTURING CHARGES	5,468	10,225	874

OPERATING INCOME (LOSS)	(50,210)	(10,133)	51,825
INTEREST EXPENSE	25,323	29,656	27,519
GAIN ON REPURCHASE OF SENIOR NOTES	(3,285)	—	—
OTHER (INCOME) LOSS, NET	(1,195)	2,181	41

INCOME (LOSS) BEFORE INCOME TAXES	(71,053)	(41,970)	24,265
INCOME TAX EXPENSE (BENEFIT)	(4,034)	(13,709)	9,375

NET INCOME (LOSS)	$(67,019)	$(28,261)	$14,890

EARNINGS (LOSS) PER COMMON SHARE DATA
NET INCOME (LOSS) PER SHARE
Basic	$(3.99)	$(1.68)	$0.89
Diluted	(3.99)	(1.68)	0.88
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,809	16,787	16,787
Diluted	16,809	16,787	16,826

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Thousands except per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,599	$16,328
Accounts receivable, net of allowances of $2,565 and $3,020, respectively	86,393	97,038
Inventories	66,222	73,368
Deferred income taxes	3,129	4,202
Assets held for sale	3,624	3,535
Prepaid expenses and other current assets	5,959	10,688

Total current assets	172,926	205,159

PROPERTY, PLANT AND EQUIPMENT:
Land	1,179	1,675
Buildings and leasehold improvements	13,131	14,915
Machinery, fixtures and equipment	91,815	93,675

	106,125	110,265
Less accumulated depreciation and amortization	(57,190)	(50,098)
Construction in progress	1,731	1,276

Property, plant and equipment, net	50,666	61,443
GOODWILL	29,064	98,354
INTANGIBLE ASSETS	30,584	39,385
DEFERRED INCOME TAXES	434	—
OTHER ASSETS	6,433	7,625

TOTAL ASSETS	$290,107	$411,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$14	$30,445
Accounts payable	17,693	27,408
Accrued liabilities	23,980	31,191

Total current liabilities	41,687	89,044

LONG-TERM DEBT	236,839	242,369
LONG-TERM LIABILITIES	3,823	4,046
DEFERRED INCOME TAXES	2,498	7,088
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 shares authorized; 16,809 and 16,787 shares issued and outstanding on December 31, 2009 and 2008	17	17
Additional paid-in capital	88,475	86,135
Accumulated deficit	(82,987)	(15,968)
Accumulated other comprehensive loss	(245)	(765)

Total shareholders’ equity	5,260	69,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$290,107	$411,966

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(67,019)	$(28,261)	$14,890
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	23,331	30,015	21,662
Stock-based compensation	2,340	2,426	3,739
Inventory theft insurance receivable allowance	—	1,588	—
Foreign currency transaction loss (gain)	(1,195)	2,250	—
Provision for inventories	—	4,800	—
Asset impairments	70,761	29,276	—
Deferred taxes	(4,211)	(15,164)	(3,689)
(Gain) loss on disposal of fixed assets	484	284	(20)
Gain on repurchase of senior notes	(3,285)	—	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	10,162	60,065	(4,606)
Inventories	6,953	58,224	(2,894)
Prepaid expenses and other assets	5,177	(4,055)	(4,967)
Accounts payable	(9,672)	(19,862)	(6,377)
Accrued liabilities	(6,140)	(5,388)	6,055

Net cash flow from operating activities	27,686	116,198	23,793

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,087)	(13,266)	(6,010)
Acquisition of businesses, net of cash acquired	—	(708)	(263,138)
Proceeds from the disposal of fixed assets	123	175	17
Proceeds from sale of investment	—	—	59

Net cash flow from investing activities	(3,964)	(13,799)	(269,072)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities to fund acquisitions, including issuance costs	—	—	127,080
Net borrowings (repayments) under revolving loan facilities	(19,761)	(93,438)	(5,450)
Debt amendment fee	(1,012)	—	—
Proceeds of issuance of common stock, net of issuance costs	—	—	(451)
Issuance of senior notes, net of issuance costs	—	—	119,352
Repayment of long-term debt	(12,025)	(1,097)	(1,133)

Net cash flow from financing activities	(32,798)	(94,535)	239,398

Effect of exchange rate changes on cash and cash equivalents	347	(413)	24
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,729)	7,451	(5,857)
CASH AND CASH EQUIVALENTS — Beginning of year	16,328	8,877	14,734

CASH AND CASH EQUIVALENTS — End of year	$7,599	$16,328	$8,877

NONCASH ACTIVITY
Capital lease obligation	$—	$135	$50
Unpaid capital expenditures	162	135	1,453
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	$(4,256)	$4,848	$18,709
Cash interest paid	24,380	29,059	23,220

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Retained	Accumulated
	Common		Additional	Earnings	Other
	Stock	Common	Paid-in	(Accumulated	Comprehensive
	Outstanding	Stock	Capital	Deficit)	Income (Loss)	Total
	(Thousands)

BALANCE — December 31, 2006	16,787	$17	$80,421	$(2,597)	$—	$77,841
Comprehensive income
Net income	—	—	—	14,890	—	14,890
Cumulative translation, net of tax benefit of $35	—	—	—	—	$(48)	(48)

Total Comprehensive Income						14,842
Common stock issuance costs	—	—	(451)	—	—	(451)
Stock-based compensation	—	—	3,739	—	—	3,739

BALANCE — December 31, 2007	16,787	17	83,709	12,293	(48)	95,971

Comprehensive income
Net loss	—	—	—	(28,261)	—	(28,261)
Cumulative translation, net of tax benefit of $429	—	—	—	—	(580)	(580)
Derivative losses, net of tax benefit of $90	—	—	—	—	(137)	(137)

Total Comprehensive Loss						(28,978)
Stock-based compensation	—	—	2,426	—	—	2,426

BALANCE — December 31, 2008	16,787	17	86,135	(15,968)	(765)	69,419

Stock awards	22	—	—	—	—	—
Comprehensive income
Net loss	—	—	—	(67,019)	—	(67,019)
Cumulative translation, net of tax provision of $129	—	—	—	—	251	251
Derivative gains, net of tax provision of $90	—	—	—	—	137	137
Pension adjustments, net of tax provision of $81	—	—	—	—	132	132

Total Comprehensive Loss						(66,499)
Stock-based compensation	—	—	2,340	—	—	2,340

BALANCE — December 31, 2009	16,809	$17	$88,475	$(82,987)	$(245)	$5,260

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

During the first quarter of 2008, we changed our management reporting structure and the manner in which we report our financial results internally, including the integration of our 2007 Acquisitions (defined in Note 2) for reporting purposes. The changes resulted in a change in our reportable segments. Accordingly, we now have two reportable business segments: (1) Distribution, and (2) Original Equipment Manufacturers (“OEM”). Our Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are in turn used as inputs into subassemblies of manufactured finished goods. Where applicable, prior period amounts have been recast to reflect the new reporting structure (see Note 16).

All intercompany accounts and transactions have been eliminated in consolidation.

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

	2009	2008	2007

Balance — January 1	$3,020	$4,601	$2,092
Provisions	221	2,973	625
Acquisition and purchase accounting adjustments	—	(65)	2,944
Write-offs and credit allowances, net of recovery	(715)	(4,348)	(1,060)
Foreign currency translation adjustment	39	(141)	—

Balance — December 31	$2,565	$3,020	$4,601

Revenue Recognition

Our sales represent sales of our product inventory. We generally recognize sales when products are shipped to customers and the title and risk of loss pass to the customer in accordance with the terms of sale, pricing is fixed and determinable, and collection is reasonably assured. Billings for shipping and handling costs are recorded as sales and related costs are included in cost of goods sold. Provisions for payment discounts, product returns and customer incentives and allowances, which reduce revenue, are estimated based upon historical experience and other relevant factors and are recorded within the same period that the revenue is recognized as a reduction of sales.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Goods Sold

Cost of goods sold is primarily comprised of direct materials, labor and overhead costs (including depreciation expense) consumed in the manufacture of goods sold. Cost of goods sold also includes the cost of direct sourced merchandise sold, as well as our distribution costs, including the cost of inbound freight, internal transfers, warehousing and shipping and handling.

Foreign Currency Translation

Assets and liabilities of our Canadian subsidiary are translated to U.S. dollars at fiscal year-end exchange rates. The resulting translation adjustments are recorded as a component of shareholders’ equity. Income and expense items are translated at exchange rates prevailing throughout the year. Gains and losses from foreign currency transactions are included in net income.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. The fair value of cash and cash equivalents approximates their carrying amounts. All of our cash and cash equivalents qualify as Level 1 fair values under the fair value hierarchy. We classify outstanding checks in excess of funds on deposit within accounts payable and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. We had no outstanding checks in excess of funds on deposit included in accounts payable at either December 31, 2009 or 2008.

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

Assets Held for Sale

Assets held for sale consists of property related to closed facilities that are currently being marketed for disposal. Assets held for sale are reported at the lower of carrying value or estimated fair value less costs to sell.

Property, Plant and Equipment

Property, plant and equipment are carried at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives, ranging from 3 to 20 years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The estimated useful lives of buildings range from 9 to 20 years; leasehold improvements have a useful life equal to the shorter of the useful life of the asset or the lease term; and the estimated useful lives of machinery, fixtures and equipment range from 3 to 8 years.

Goodwill and Other Intangible Assets

Under goodwill accounting rules, we are required to assess goodwill for impairment annually, or more frequently if events or circumstances indicate impairment may have occurred. Our annual evaluation for potential goodwill impairment is performed as of December 31st of each year. Our other intangible assets primarily consist of acquired customer relationships and trademarks and trade names, all of which have finite or determinable useful lives. Accordingly, these finite-lived assets are amortized to reflect the estimated pattern of economic benefit consumed, either on a straight-line or accelerated basis over the estimated periods benefited. See Note 3 for information regarding our asset impairment analyses.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

We test the carrying amount of our long-lived assets, including finite-lived intangible assets and property, plant and equipment, for recoverability whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss recorded is equal to the excess of the asset’s carrying value over its fair value. See Note 3 for information regarding our asset impairment analyses.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold. The rules also provide guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of the above-noted guidance on January 1, 2007 with no cumulative effect adjustment required. We believe that our income tax filing positions and deductions will be sustained upon examination and, accordingly, we have not recorded any reserves, or related accruals for interest and penalties, or uncertain income tax positions at either December 31, 2009 or 2008. In accordance with this guidance, we have adopted a policy under which, if required to be recognized in the future, we will classify interest related to the underpayment of income taxes as a component of interest expense and we will classify any related penalties in selling, engineering, general and administrating expenses in the consolidated statement of operations.

Derivative and Other Financial Instruments, and Concentrations of Credit Risk

From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. We assess potential counterparty credit risk on a regular basis. For those hedging relationships that meet such criteria, and for which hedge accounting is applied, we formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as the risk management objectives involved. We have no open hedge positions at December 31, 2009 to which hedge accounting is being applied. However, all of our hedges for which hedge accounting has been applied in the past qualified and were designated as cash flow hedges. We assess both at inception and at least quarterly thereafter, whether the derivatives used in these cash flow hedges are highly effective in offsetting changes in the cash flows associated with the hedged item. The effective portion of the related gains or losses on these derivative instruments are recorded in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss), and are subsequently recognized in income or expense in the period in which the related hedged items are recognized. The ineffective portion of these hedges (extent to which a change in the value of the derivative contract does not perfectly offset the change in value of the designated hedged item) is immediately recognized in income. Cash settlements related to derivatives are included in the operating

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

section of the consolidated statement of cash flows, with prepaid expenses and other current assets or accrued liabilities, depending on the position.

Financial instruments also include other working capital items and debt. The carrying amounts of our cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value given the immediate or short-term maturity of these financial instruments. The fair value of the Company’s debt is disclosed in Note 7.

Concentrations of credit risk arising from trade accounts receivable are due to selling to a number of customers in a particular industry. The Company performs ongoing credit evaluations of its customers’ financial condition and obtains collateral or other security when appropriate. No customer accounted for more than 10% of accounts receivable as of December 31, 2009 or 2008.

Cash and cash equivalents are placed with financial institutions we believe have adequate credit standings.

Stock-based Compensation

We recognize compensation expense over the related vesting period for each share-based award we grant, based on the fair value of the instrument at grant date. Our stock-based compensation arrangements are further detailed in Note 12.

Earnings per Common Share

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of unvested common shares, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore participating securities are not allocated a portion of these losses in periods where a net loss is recorded. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share include the dilutive effect of exercised stock options and the effect of unvested common shares when dilutive.

New Accounting Pronouncements

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

Disclosures about Derivatives Instruments

In March 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance expands the disclosure requirements for derivative instruments and hedging activities. Specifically, it requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the new guidance in the first quarter of 2009. The required disclosures have been set forth in Note 10 to the consolidated financial statements.

Fair Value Measurements and Disclosures

In August 2009, the FASB issued an accounting update on fair value measurements and disclosures. This update provides additional guidance clarifying the measurement of liabilities at fair value. It clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. We adopted this accounting update in the fourth quarter of 2009, and its adoption did not have any significant impact on our financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Benefit Plan Assets

In December 2008, the FASB issued guidance on employers’ disclosure about postretirement benefit plan assets. The accounting guidance provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The guidance requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets. We adopted this guidance for the period ending December 31, 2009 (see Note 15).

Participating Securities

In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method. The guidance concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share. We have determined that our outstanding unvested shares are participating securities. Effective January 1, 2009, we adopted this standard. Accordingly, earnings per common share are computed using the two-class method prescribed by the accounting guidance. All previously reported earnings per common share data has been retrospectively adjusted as needed to conform to the new computation method (see Note 12).

Variable Interest Entity

In June 2009, the FASB issued an update to the accounting guidance for consolidation. Accordingly, new accounting standards concerning the treatment of variable interest entities were issued. This guidance addresses the effects on certain provisions of consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept. This guidance also addresses the ability to provide timely and useful information about an enterprise’s involvement in a variable interest entity. The accounting update is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We do not anticipate this guidance will have a material impact on our financial condition or operating results.

2.	ACQUISITIONS

Copperfield, LLC

On April 2, 2007, we acquired 100% of the outstanding equity interests of Copperfield, LLC (“Copperfield”) for $215,449, including acquisition-related costs and working capital adjustments. The acquisition of Copperfield, which at the time of our acquisition was one of the largest privately-owned manufacturers and suppliers of electrical wire and cable products in the United States, increased our scale, diversified and expanded our customer base and we believe strengthened our competitive position in the industry. Copperfield’s results of operations have been included in our consolidated financial statements since the acquisition date.

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Woods Industries

On November 30, 2007, we acquired the electrical products business of Katy Industries, Inc. (“Katy”), which operated in the United States as Woods Industries, Inc. (“Woods U.S.”) and in Canada as Woods Industries (Canada) Inc. (“Woods Canada”), collectively referred to herein as Woods (“Woods”). The principal business of Woods was the design and distribution of consumer electrical cord products, sold principally to national home improvement, mass merchant, hardware and other retailers. The acquisition of Woods expanded our U.S. business while enhancing our market presence and penetration in Canada. We purchased certain assets of Woods U.S. and all the stock of Woods Canada for $53,803, including acquisition-related costs and working capital adjustments. We utilized our Revolving Credit Facility to finance the acquisition. Woods’ results of operations have been included in our consolidated financial statements since the acquisition date.

Purchase Price Allocations

The above acquisitions (“2007 Acquisitions”) were accounted for under the purchase method of accounting. Accordingly, we have allocated the purchase price for each acquisition to the net assets acquired based on the related estimated fair values at each respective acquisition date. We finalized the purchase price allocations for the 2007 Acquisitions in 2008. During the first quarter of 2008, we changed our management reporting structure and the manner in which we report our financial results internally, resulting in a change in our reportable segments. This change required us to reassign our acquired goodwill to the new segments effective January 1, 2008 (see Note 3).

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

Approximately 41% of the Copperfield acquisition related to the acquisition of partnership interests, which resulted in a corresponding step up in basis for U.S. income tax purposes. As such, approximately $12,000 of the goodwill and $26,800 of the acquired intangible assets recorded in connection with the Copperfield acquisition is deductible for U.S. income tax purposes, primarily over 15 years. For the Woods acquisition, goodwill and intangible assets attributable to the acquisition of Woods U.S. is deductible for U.S. income tax purposes, while goodwill attributable to Woods Canada is not deductible for Canadian income tax purposes.

Unaudited Selected Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our estimated combined results of operations assuming that our acquisition of Copperfield and Woods had taken place at the beginning of 2007. The unaudited pro forma combined results of operations for the period prior to April 2, 2007 (Copperfield) and November 30, 2007 (Woods) were prepared on the basis of information provided to us by the former management of Copperfield and Woods and we make no representation with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, additional depreciation based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets and income tax expense. The unaudited pro forma information is presented for informational purposes only and does not include any cost savings or other effects of integration. Accordingly, it is not indicative of the results of operations that may have been achieved if the acquisition had taken place at the beginning of 2007. The basic and diluted earnings per share amounts shown below are based on weighted average outstanding shares of 16,786 and 16,826, respectively.

2007

Net sales	$1,142,266
Net income	$7,094
Earnings per share:
Basic	$0.42
Diluted	$0.42

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	GOODWILL, INTANGIBLE ASSETS AND ASSET IMPAIRMENTS

Goodwill

Changes in the carrying amount of goodwill by reportable business segment were as follows:

	Distribution	OEM
	Segment	Segment	Total

Balance as of January 1, 2008	$96,736	$11,725	$108,461
Purchase accounting adjustments — 2007 Acquisitions	1,763	—	1,763
Impairment losses	—	(11,725)	(11,725)
Foreign currency translation adjustments	(145)	—	(145)

Balance as of January 1, 2009	$98,354	$—	$98,354
Impairment losses	(69,498)	—	(69,498)
Foreign currency translation adjustments	208	—	208

Balance as of December 31, 2009	$29,064	$—	$29,064

As noted above, during the first quarter of 2008, we changed our management reporting structure and the manner in which we report our financial results internally, resulting in a change in our reportable segments. Accordingly, we now have two reportable business segments: (1) Distribution, and (2) OEM. This change also required us to reassign goodwill, as it had been recorded under our previous segments, to the new segments to reflect the new reporting structure. This reallocation was made effective January 1, 2008.

Under goodwill accounting rules, we are required to assess goodwill for impairment annually, or more frequently if events or circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. No goodwill impairment existed prior to December 31, 2008.

During the first quarter of 2009, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment test based on a combination of factors which were in existence at that time, including a significant decline in our market capitalization, as well as the recessionary economic environment and its then estimated potential impact on our business. As a result of this test, we recorded a non-cash goodwill impairment charge of $69,498, representing our best estimate of the impairment loss incurred within three of the four reporting units comprising our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. At the March 31, 2009 test date, no indication of impairment under the goodwill impairment tests existed relative to our Retail distribution reporting unit, and we did not have any goodwill recorded within our OEM segment. For the purposes of the goodwill impairment analysis, our estimates of fair value were based primarily on estimates generated using the income approach, which estimates the fair value of our reporting units based on their projected future discounted cash flows.

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to the above-noted interim goodwill impairment test performed during the first quarter of 2009, we performed our annual goodwill impairment test as of December 31, 2009, with no indication of potential impairment. Our test indicated that the estimated fair value of each reporting unit with recorded goodwill as of December 31, 2009 was significantly in excess of its related carrying value, with no such reporting unit having an excess of fair value less than 30% of its carrying value. As stated above, the use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit. However, as of the December 31, 2009 annual impairment test date, the above-noted conclusion, that no indication of goodwill impairment existed as of the test date, would not have changed had the test been conducted assuming: 1) a 5% decrease in the aggregate estimated undiscounted cash flows of our reporting units (without any change in the discount rate), 2) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our reporting units), or 3) 1% decrease in the estimated sales growth rate without a change in the discount rate of each reporting unit.

Further goodwill impairment charges may be recognized in future periods in one or more of the Distribution reporting units to the extent changes in factors or circumstances occur, including further deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units.

During 2008, we recorded an $11,725 impairment charge in connection with our annual goodwill impairment test as of December 31, 2008. This non-cash goodwill impairment related entirely to our OEM segment and represented the write-off of all recorded goodwill in this segment. The impairment reflected the impact of our revised plans and projections for the then-forecasted future performance of the OEM segment in light of our 2008 customer rationalization efforts, which were completed during the fourth quarter of 2008. Our failure to secure necessary price increases with such customers for future business, as well as the then-existing impact the declining

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economy appeared to have had on these customers, were factors in our decision to significantly downsize our sales projections for, and capacity dedicated to this segment. These were the primary factors that caused the recognition of our 2008 goodwill impairment.

After consideration of the above-noted $11,725 impairment, we had $98,354 in goodwill recorded at December 31, 2008, all of which related to our Distribution segment. Of the $98,354 in total goodwill recorded at December 31, 2008, $77,225 had been allocated to reporting units where a greater than 10% margin of excess existed between the respective unit’s estimated fair value and its carrying value. The remaining $21,129 in goodwill as of December 31, 2008 was allocated to our Electrical distribution reporting unit. During our annual goodwill test performed in the fourth quarter of 2008, we estimated that a 6% margin of excess existed between this unit’s fair value and its respective carrying value.

We test the carrying amount of our long-lived assets, including finite-lived intangible assets and property, plant and equipment, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This assessment employs a two-step approach. The first step is used to determine if an impairment exists and an associated impairment loss should be recognized. An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The asset groups tested under our impairment tests reflect the shared nature of our facilities and manufacturing capacity. The second step of the impairment tests involves measuring the amount of the impairment loss to be recorded. The amount of the impairment loss recorded is equal to the excess of the asset or asset group’s carrying value over its fair value. For 2009, no asset impairments were identified relative to either our long-lived property, plant and equipment or our finite-lived intangible assets.

During the fourth quarter of 2008, we recorded $17,551 in long-lived asset impairments related to our plant and equipment and other long-lived assets. Given our revised plans and projections for future performance of the OEM segment in light of our customer rationalization efforts and our failure to secure necessary future price increases with significant OEM customers, as well as the impact the declining economy appears to have had on such customers, we determined it necessary to test our OEM-related long-lived assets for potential impairment during the fourth quarter of 2008, and recorded the above-noted impairment charges as a result of such analysis.

The long-lived asset impairment test uses significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. Estimating projected cash flows associated with our asset groups involved the use of significant assumptions, estimates and judgments with respect to numerous factors, including future sales, gross profit, selling, engineering, general and administrative expense rates, discount rates and cash flows. These estimates were based on our revised business plans and forecasts in light of the above-noted facts and circumstances.

Intangible Assets

The following summarizes our intangible assets at December 31, 2009 and 2008, respectively:

	Weighted	2009			2008
	Average	Gross		Net	Gross			Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Impairment	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Losses	Amortization	Amount

Customer relationships	4	$56,500	$(33,140)	$23,360	$56,500	$(6,754)	$(18,291)	$31,455
Trademarks and trade names	11	8,350	(1,201)	7,149	8,350	—	(795)	7,555
Non-competition agreements	2	1,000	(925)	75	1,000	—	(625)	375

Total	5	$65,850	$(35,266)	$30,584	$65,850	$(6,754)	$(19,711)	$39,385

Our intangible assets are being amortized over their estimated useful lives. The customer-relationship intangibles are being amortized using an accelerated amortization method which reflects our estimate of the

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pattern in which the economic benefit derived from such assets will be consumed. Amortization expense for intangible assets was $8,827, $12,006, and $7,636 for the years ended December 31, 2009, 2008 and 2007, respectively. Expected amortization expense for intangible assets over the next five years is as follows:

2010	$6,826
2011	5,425
2012	4,316
2013	3,456
2014	2,768

Asset Impairments

We recorded non-cash asset impairments as follows:

	2009	2008

Machinery and equipment	$—	$10,216
Intangible assets	—	6,754
Goodwill	69,498	11,725
Assets held for sale	1,263	581

Total	$70,761	$29,276

In addition to the above-discussed goodwill impairment charges recorded, we also recorded $1,263 of asset impairment charges in 2009 in relation to certain of our closed properties currently being marketed for sale, with such impairments reflecting a decline in the estimated fair value of such properties. The resulting adjusted carrying value for such properties represents our estimate of each property’s fair value determined by management after considering the best information available, including assumptions market participants would use in valuing the asset.

4.	RESTRUCTURING AND INTEGRATION ACTIVITIES

We incurred restructuring charges of $5,468, $10,225, and $874 during 2009, 2008, and 2007, respectively. For 2009, these charges included $2,554 recorded in connection with our closure of our leased East Longmeadow, Massachusetts manufacturing facility in May 2009, and our closure of our owned Oswego, New York facility in September 2009, both pursuant to plans we announced in the first half of 2009. These actions were taken in order to align our manufacturing capacity and cost structure with reduced volume levels resulting from the current economic environment. Production from these facilities has been transitioned to facilities in Lafayette and Bremen, Indiana, with back up capacity provided by our Waukegan, Illinois and Texarkana, Arkansas facilities. The remaining $2,914 in charges for 2009 primarily consisted of holding costs related to other facilities closed in 2008. For 2008 and 2007, restructuring charges were incurred primarily in connection with the integration of our 2007 Acquisitions.

During 2008, we successfully completed the majority of activities involved in fully integrating our 2007 Acquisitions. We fully integrated Woods, incorporating this business into our core operations and eliminating separate corporate and distribution functions during the first half of 2008. We also consolidated three former distribution facilities (located in Indianapolis, Indiana (acquired as part of the Woods acquisition); Gurnee, Illinois; and Waukegan, Illinois) into a single leased distribution facility which opened in April 2008 in Pleasant Prairie, Wisconsin. Additionally, as part of our integration strategy related to Copperfield, we closed facilities and consolidated the related operations of a number of the manufacturing and distribution facilities acquired as part of the Copperfield acquisition. This included the consolidation and closure of former Copperfield manufacturing and distribution facilities located in Avilla, Indiana; Nogales, Arizona; and El Paso, Texas, primarily into operations

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at one modern new facility in El Paso, Texas. As a result, we ceased manufacturing operations in 2008 at former Copperfield facilities located in Avilla, Indiana; Nogales, Arizona; and within three El Paso, Texas facilities: Zaragosa Road, Inglewood Road, and the Esther Lama Road distribution center. The buildings and properties associated with both the Avilla and Zaragosa facilities are owned and have been classified as assets held for sale in the accompanying consolidated balance sheet at December 31, 2009. We remain obligated under a long-term lease for the Nogales, Arizona facility. Additionally, we recorded a reserve as a component of purchase accounting in 2008 for estimated exit costs associated with facilities acquired as part of the Woods acquisition and closed pursuant to a plan for closing such facilities at the time of the acquisition.

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

The following table summarizes activity for restructuring activities:

	Employee	Lease	Equipment	Other
	Severance	Termination	Relocation	Closing
	Costs	Costs	Costs	Costs	Total

Restructuring Activities
BALANCE — December 31, 2007	$385	$—	$—	$—	$385

Provision	445	3,358	4,039	2,383	10,225
Purchase accounting adjustments	740	2,802	—	132	3,674
Uses	(1,545)	(1,193)	(4,039)	(2,491)	(9,268)

BALANCE — December 31, 2008	$25	$4,967	$—	$24	$5,016

Provision	650	2,201	360	2,257	5,468
Uses	(652)	(2,806)	(360)	(2,281)	(6,099)

BALANCE — December 31, 2009	$23	$4,362	$—	$—	$4,385

We currently have nine closed former facilities, five of which are leased for various lengths of time through 2015, and four of which are owned, for which we are obligated to pay holding costs. We anticipate incurring between approximately $1,500 and $2,500 in such costs in 2010 not giving effect to the potential we may successfully negotiate sales, subleases, or lease buy-outs for one or more of such properties. We do not currently have any new significant restructuring initiatives planned for 2010; however, management is continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant closings, restructurings and workforce reductions are necessary, some of which may be significant.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVENTORIES

Inventories consisted of the following:

	December 31,
	2009	2008

FIFO cost:
Raw materials	$20,962	$14,628
Work in progress	3,807	2,038
Finished products	41,453	56,702

Total	$66,222	$73,368

6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2009	2008

Salaries, wages and employee benefits	$3,113	$3,289
Sales incentives	8,302	10,416
Interest	5,824	5,988
Other	6,741	11,498

Total	$23,980	$31,191

7.	DEBT

Total borrowings were as follows:

	December 31,
	2009	2008

Revolving credit facility expiring April 2, 2012	$10,239	$30,000
9.875% Senior notes due October 1, 2012, including unamortized premium of $1,617 and $2,352, respectively	226,597	242,352
Capital lease obligations	17	462

	236,853	272,814
Less current portion	(14)	(30,445)

Total long-term debt	$236,839	$242,369

Subsequent Event — Refinancing of 9.875% Senior Notes (“2012 Senior Notes”)

On February 3, 2010 we completed a private placement offering of $235,000 aggregate principal amount of 9.0% unsecured senior notes due in 2018 (the “2018 Senior Notes”) to refinance our 2012 Senior Notes (the “Private Placement”). The 2018 Senior Notes mature on February 15, 2018 and interest on these notes will accrue at a rate of 9.0% per annum and be payable semi-annually on each February 15 and August 15, commencing August 15, 2010. The gross proceeds from the Private Placement, approximately $231,700 which reflects a discounted issue price of 98.597% of the principal amount, were used, together with other available funds, for payment of consideration and costs relating to a cash tender offer and consent solicitation for our 2012 Senior Notes. A total of $199,429 aggregate principal amount of the 2012 Notes were tendered, which represented approximately 88.6% of the $224,980 aggregate principal amount of the 2012 Notes outstanding. Consequently, as of March 3, 2010,

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $25,551 of the 2012 Senior Notes remain outstanding. We will redeem the remaining 2012 Senior Notes on March 22, 2010.

We undertook the above-described refinancing of our 2012 Senior Notes to take advantage of what we believe were favorable refinancing conditions within the related financial markets at the time. The refinancing also allowed us to extend the maturity of such debt from 2012 to 2018, while at the same time reducing our annual cash interest requirements given the lower coupon rate on the 2018 Senior Notes, partially offset by an increase in the total aggregate principal amount of senior notes outstanding. We expect to record a loss of between approximately $8,500 and $9,000 in the first quarter of 2010 on the early extinguishment of our 2012 Senior Notes. This amount includes the write-off of approximately $1,851 of unamortized debt issuance costs related to the 2012 Senior Notes, as well as the impact of the call and tender premiums paid in connection with the refinancing.

In addition, in order to complete the above refinancing, we were required to amend the terms of our Revolving Credit Facility to allow for the refinancing. Accordingly, on January 19, 2010, our Revolving Credit Facility was amended (i) to permit the Private Placement, (ii) to enhance our ability to create and finance foreign subsidiaries, (iii) to liberalize key covenants and make other changes to increase operating flexibility (the “2010 Amendment”). Pursuant to the 2010 Amendment, borrowing availability under the Revolving Credit Facility for foreign subsidiaries is limited to the greater of (i) the sum of 85% of the aggregate book value of accounts receivable of such foreign subsidiaries plus 60% of the aggregate book value of the inventory of such foreign subsidiaries and (ii) $25,000 (excluding permitted intercompany indebtedness of such foreign subsidiaries).

Senior Secured Revolving Credit Facility

Our Revolving Credit Facility is a senior secured facility that provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At December 31, 2009, we had $10,239 in borrowings outstanding under the facility, with $80,838 in remaining excess availability. At December 31, 2008, we had $30,000 in borrowings outstanding under the facility, with $74,184 in remaining excess availability.

On June 18, 2009, in connection with the 2012 Senior Notes repurchases described below, the Revolving Credit Facility was amended to permit us to spend up to $30,000 to redeem, retire or repurchase our 2012 Senior Notes so long as (i) no default or event of default exists at the time of the repurchase or would result from the repurchase and (ii) excess availability under the Revolving Credit Facility after giving effect to the repurchase remains above $40,000 (the “2009 Amendment”). Prior to the 2009 Amendment, we were prohibited from making prepayments on or repurchases of the 2012 Senior Notes. We were required to pay an upfront amendment fee of $1,000, and the 2009 Amendment also increased the applicable interest rate margins by 1.25% and the unused line fee increased by 0.25%. Accordingly, subsequent to the 2009 Amendment, interest is payable, at our option, at the agent’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility.

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability during 2009.

In 2007, the Revolving Credit Facility was amended to allow for our acquisition of certain assets of Woods U.S. and the stock of Woods Canada. The amendment also permitted us to make future investments in our Canadian subsidiaries in an aggregate amount, together with the investment made to acquire Woods Canada, not to exceed $25,000. As of December 31, 2009, we were in compliance with all of the covenants on our Revolving Credit Facility.

2012 Senior Notes

At December 31, 2009, we had $224,980 in aggregate principal amount outstanding of our 2012 Senior Notes, all of which were scheduled to mature on October 1, 2012. During the first nine months of 2009, we repurchased $15,020 in par value of our 2012 Senior Notes at a discount to their par value resulting in a pre-tax gain of $3,285 being recorded in connection with such repurchases. A portion of the 2012 were issued at 102.875% of the principal amount thereof, resulting in the recognition of a premium which has been amortized to par value over their remaining life, and accordingly, the effective interest rate on our $225,000 principal Senior Notes was 9.74% in 2009.

As noted above, we completed the Private Placement of the 2018 Senior Notes in February of 2010 in order to refinance our outstanding 2012 Senior Notes. As a result of the Private Placement and associated Offer for the 2012 Notes, as of March 3, 2010, approximately $25,551 of the 2012 Senior Notes remain outstanding. We plan to redeem the $25,551 in remaining outstanding 2012 Senior Notes on March 22, 2010 at a price of 102.4688% of the principal amount of such 2012 Senior Notes, which, excluding accrued and unpaid interest, will equate to a total redemption amount of approximately $26,200.

At December 31, 2009, annual maturities of long-term debt for each of the next five years and thereafter are shown in the below table. The following table does not give effect to the February 2010 Private Placement transaction described above that effectively extends the maturity of our $224,980 of 2012 Senior Notes to February of 2018.

2010	14
2011	3
2012	224,980
2013	—
Subsequent to 2013	—

Total debt maturities	224,996
Revolving Credit Facility	10,239
Unamortized premium on long-term debt	1,617

Total debt	$236,853

Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends. Under these covenants, we could not declare excess cash flow dividends for the year ended December 31, 2009. The Company does not anticipate paying any dividends on its common stock in the foreseeable

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future. The fair value of our debt and capitalized lease obligations was approximately $225,000 and $191,200 at December 31, 2009 and 2008, respectively.

Debt Issue Costs

We have incurred debt issue costs in connection with our prior senior note issuances and our Revolving Credit Facility, including amendment fees related to the Revolving Credit Facility. These fees are being amortized over the remaining term of the senior notes and Revolving Credit Facility, respectively. Amortization of debt issuance costs was $2,055, $1,896, and $1,656 in 2009, 2008 and 2007, respectively. Accumulated amortization of debt issue costs was $7,712 and $5,656 at December 31, 2009 and 2008, respectively.

8.	INCOME TAXES

Our income (loss) before income taxes includes the following components:

	2009	2008	2007

Income (loss) before income taxes
U.S.	$(75,894)	$(45,358)	$23,367
Foreign	4,841	3,388	898

Total	$(71,053)	$(41,970)	$24,265

The income tax expense (benefit) consists of the following:

	2009	2008	2007

Current tax expense	$177	$1,453	$13,064
Deferred income tax expense (benefit)	(4,211)	(15,164)	(3,689)

Total income tax expense (benefit)	$(4,034)	$(13,709)	$9,375

Our deferred taxes result primarily from the tax effect of differences between the financial and tax basis of assets and liabilities based on enacted tax laws. Valuation allowances, if necessary, are provided against deferred tax assets that are not likely to be realized. We believe that our deferred tax assets will be fully utilized based on projections for future earnings and tax planning strategies. Additionally, we believe our income tax filing positions and deductions will be sustained and, thus, we have not recorded any reserves related to our deferred tax assets, or related accruals for interest and penalties, or uncertain income tax positions under the accounting guidance at either December 31, 2009 or 2008.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred tax (assets) and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Reserves not deducted for tax:
Allowances for uncollectible accounts	$(453)	$(537)
Legal reserves	(151)	(216)
Employee benefits	—	(372)
Insurance receivable	(601)	(613)
Other	(2,289)	(3,273)
Tax credits	(1,652)	(1,488)
Inventories	(1,459)	(1,266)
Stock-based compensation	(3,551)	(2,741)
Deferred tax liabilities:
Depreciation and amortization	8,266	12,734
Other	825	658

Net deferred tax liability (asset)	$(1,065)	$2,886

The reconciliation between income tax amounts at the statutory tax rate to income tax expense recorded on our consolidated income statement is as follows:

	2009	2008	2007

Income taxes (benefit) at federal statutory rate	$(24,868)	$(14,698)	$8,487
Increase (decrease) in income taxes resulting from:
Nondeductible goodwill impairments	20,846	3,345	—
Change in state tax rates	(121)	(851)	—
State tax benefit (net of federal tax effect)	(393)	(918)	1,331
Other	502	(587)	(443)

Income taxes	$(4,034)	$(13,709)	$9,375

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We provide for U.S. deferred taxes and foreign withholding tax on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. The Internal Revenue Service has completed reviews of our federal income tax returns through 2004.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $7,661, $8,026, and $4,603 for 2009, 2008 and 2007, respectively. Minimum future lease payments under capital and operating leases, with non-cancelable initial lease terms in excess of one year as of December 31, 2009, were as follows:

	Capital	Operating
	Leases	Leases

2010	15	8,188
2011	3	6,762
2012	—	6,583
2013	—	5,304
2014	—	4,274
After 2014	—	11,236

Total	$18	$42,347

Less: Amounts representing interest	1

Present value of future minimum lease payments	17
Less: Current obligations under capital leases	14

Long-term obligations under capital leases	$3

We record our obligation under capital leases within debt in the accompanying consolidated balance sheets (see Note 7). The gross amount of assets recorded under capital leases as of December 31, 2009 and 2008 was $875 and $2,019, respectively. Accumulated depreciation was $847 and $1,757 at December 31, 2009 and 2008, respectively. We depreciate these assets over the shorter of their related lease terms or estimated useful lives.

Legal Matters

We are party to one environmental claim. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located a half mile east of Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwaters at the site with hazardous substances. In 1984, the U.S. Environmental Protection Agency (the “EPA”) listed this site on the National Priorities List. Riblet Products Corporation, with which the Company merged in 2000, was identified through documents as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the EPA identifying it as a party potentially liable under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of December 31, 2009 we had a $400 accrual recorded for this liability.

Although no assurances are possible, we believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations or cash flows.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance

We are partially self-insured for health benefit costs for covered individuals at a majority of our facilities. The accrual for our self-insurance liability is determined by management and is based on claims filed and an estimate of actual claims incurred but not yet reported.

Tax Matters Agreement

As part of our conversion from conducting business as an S corporation to a C corporation for federal and state income tax purposes in 2006, we entered into a tax matters agreement with our then-existing S corporation shareholders (the “Tax Matters Agreement”) that provides for, among other things, the indemnification of these shareholders for any increase in their tax liability, including interest and penalties, and reimbursement of their expenses (including attorneys’ fees) related to the period prior to our conversion to a C corporation.

In 2006, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment claiming that we were not entitled to tax deductions in connection with our then-existing practice involving the prepayment of certain management fees and our payment of certain factoring costs to CCI Enterprises, Inc., our then-existing wholly-owned C corporation subsidiary. We settled this matter with the IRS in 2008 and as a result, under the above-noted Tax Matters Agreement, we are obligated to indemnify our S corporation shareholders on record as of the effective date of the Tax Matters Agreement, for amounts owed as a result of the settlement. As of December 31, 2009, we have an accrued current liability of approximately $441, including interest, recorded for this obligation. Amounts expensed for this matter have been classified in other loss in the accompanying consolidated statements of operations.

10.	DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. For those hedging relationships that meet such criteria, and for which hedge accounting is applied, we formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as the risk management objectives involved. We had no open hedge positions at December 31, 2009, to which hedge accounting was applied. However, all of our hedges for which hedge accounting has been applied in the past qualified and were designated as cash flow hedges. We assess both at inception and at least quarterly thereafter, whether the derivatives used in these cash flow hedges are highly effective in offsetting changes in the cash flows associated with the hedged item. The effective portion of the related gains or losses on these derivative instruments are recorded in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss), and are subsequently recognized in income or expense in the period in which the related hedged items are recognized. The ineffective portion of these hedges related to an over-hedge (extent to which a change in the value of the derivative contract does not perfectly offset the change in value of the designated hedged item) is immediately recognized in income. Cash settlements related to derivatives are included in the operating section of the consolidated statement of cash flows, with prepaid expenses and other current assets or accrued liabilities, depending on the position.

We use exchange traded futures contracts to mitigate the potential impact of fluctuations in the price of copper. We calculate the fair value of futures contracts quarterly based on the quoted market price for the same or similar financial instruments. These derivatives have been determined to be Level 1 under the fair value hierarchy due to available market prices. At December 31, 2009, we had outstanding copper futures contracts, with an aggregate fair value of $91, consisting of contracts to sell 625 pounds of copper in March 2010.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our condensed consolidated balance sheets, gross values are netted and classified within “Prepaid expenses and other current assets” or “Accrued liabilities” depending upon our aggregate net position at the balance sheet date. At December 31, 2009, we had $215 cash collateral posted relative to our outstanding derivative positions.

We reclassified $668, net of cumulated losses of $137 that existed at December 31, 2008, from Accumulated Other Comprehensive Income into earnings during the twelve-month period ended December 31, 2009. We had no open hedge positions at December 31, 2009 to which hedge accounting was applied. Consequently, there were no amounts recorded in accumulated other comprehensive income (loss) at December 31, 2009 related to derivatives. No cash flow hedges were discontinued during 2009 as a result of the hedged forecasted transaction no longer being probable of occurring. Additionally, no amounts were excluded from our effectiveness tests relative to these cash flow hedges.

	Loss Recognized	Location of Loss
Derivatives Not Accounted for as Hedges Under the Accounting Rules	in Income	Recognized in Income

Copper commodity contracts:
Twelve months ended December 31, 2009	1,726	Cost of goods sold

At December 31, 2008, we had outstanding copper futures contracts, with an aggregate fair value of $132, consisting of contracts to sell 1,425 pounds of copper in March 2009, as well as contracts to buy 875 pounds of copper at various dates through the end of 2009. The aggregate fair value of such contracts was recorded as a component of prepaid expenses and other current assets on our consolidated balance sheet at December 31, 2008. At December 31, 2008, we had an aggregate loss of $137, net of tax, recorded as a component of Accumulated Other Comprehensive Income (Loss) in relation to those contracts meeting the hedge accounting requirements to be accounted for as cash flow hedges. We did not reclassify any amounts from Accumulated Other Comprehensive Income (Loss) into earnings during 2008. We recognized $12 in ineffectiveness expense related to these hedges in 2008. We recorded aggregate gains of $3,589, and $320 as a reduction to cost of goods sold in our consolidated income statement for 2008 and 2007, respectively.

11.	EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore participating securities are not allocated a portion of these losses in periods where a net loss is recorded. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share also included the dilutive effect of potential common shares, exercise of stock options, and the effect of restricted stock when dilutive.

The dilutive effect of stock options outstanding on weighted average shares outstanding for 2009, 2008 and 2007 was as follows:

	Years Ended December 31,
	2009	2008	2007

Basic weighted average shares outstanding	16,809	16,787	16,786
Dilutive effect of share-based awards	—	—	40

Diluted weighted average shares outstanding	16,809	16,787	16,826

To the extent stock options and awards are anti-dilutive, they are excluded from the calculation of diluted weighted average shares outstanding. Awards with respect to 1,671, 1,096, and 848 common shares were not

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the computation of diluted earnings per share for 2009, 2008, and 2007, respectively, because they were anti-dilutive.

12.	STOCK-BASED COMPENSATION

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. In April 2008, an amended and restated plan was approved by shareholders that, among other things, (1) increased the number of shares authorized for issuance under the Company’s plan from 1,650 to 2,440 and (2) added stock appreciation rights, restricted or unvested stock, restricted stock units, performance shares, performance units and incentive performance bonuses as available awards under the plan. Of the total 2,440 shares authorized for issuance under the plan, 1,671 were issued as of December 31, 2009, with the remaining 769 shares available for future grant over the balance of the plan’s ten-year life, which ends in 2016. Total stock-based compensation expense was $2,340, $2,426, and $3,739 in 2009, 2008, and 2007, respectively. At December 31, 2009, there was $426 of total unrecognized compensation cost related to nonvested share-based compensation arrangements that we expect will vest and be recognized over a weighted-average period of 1.2 years.

Stock Options

Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant. These options become exercisable over a three-year annual vesting period and expire 10 years from the date of grant. We utilize the fair value method in accounting for stock-compensation expense, estimating the fair value of options granted under our plan at each related grant date using a Black-Scholes option-pricing model. We determine the value of all stock options using the simplified method, as prescribed in the accounting guidance, due to our lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term and due to the limited period of time our equity shares have been publicly traded. The following table sets forth information about the weighted-average fair value of options granted during 2009, 2008 and 2007, and the weighted-average assumptions used for such grants:

	2009	2008	2007

Fair value of options at grant date (per share)	$2.59	$4.38	$11.67
Dividend yield	0%	0%	0%
Expected volatility	83%	51%	45%
Risk-free interest rate	1.96%	3.56%	4.70%
Expected term of options	6 years	6 years	6 years

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in stock options for 2009 were as follows:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value

Outstanding on January 1, 2009	1,029	$14.12	8.1	—
Granted	290	$3.99	9.1
Exercised	—	—
Forfeited or expired	(19)	14.30

Outstanding on December 31, 2009	1,300	$11.86	7.5	—
At December 31, 2009:
Vested or expected to vest	1,264	$12.03	—	—
Exercisable	—	—		—

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value. We have no policy or plan to repurchase common shares to mitigate the dilutive impact of options.

Stock Awards

In January 2009, the Company granted unvested common shares to members of its board of directors. One-third of the shares vest on the first, second and third anniversary of the grant date.

Changes in nonvested shares for 2009 were as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2009	67	$8.41
Granted	326	3.99
Vested	(22)	8.41

Nonvested at December 31, 2009	371	$4.52

13.	RELATED PARTIES

We lease our corporate office facility from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of our Board of Directors and executive management. We made rental payments of $388, $378, and $368 to HQ2 in 2009, 2008, and 2007, respectively. In addition, we lease three manufacturing facilities and three vehicles from DJR Ventures, LLC in which one of our executive officers has a substantial minority interest, and we paid a total of $1,069, $1,189 and $907 in 2009, 2008, and 2007, respectively.

For 2007 and prior years, we had consulting arrangements with two of our shareholders whereby, in addition to their service as directors of the Company, they provided advice and counsel on business planning and strategy, including advice on potential acquisitions. Under these consulting arrangements, each of these two individuals received $175 as annual compensation for their services. Pursuant to these arrangements, and for their service as directors, we paid each individual $175 in 2007. The consulting arrangements were terminated effective December 31, 2007. Furthermore, in addition to the above-noted consulting services, each received $75 as annual compensation for their services as co-chairmen of the board of directors in 2007. On January 1, 2008, the Company amended its compensation arrangements for its directors. Under these arrangements, annually the co-chairmen each

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive $100 in cash and $100 in Company stock. For 2009 and 2008, $174 and $155 was expensed for each individual’s services as co-chairmen.

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

15.	BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. In the past, we have made matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $300, $1,307, and $1,005 related to these savings plans during 2009, 2008 and 2007, respectively. Early in 2009, we suspended our discretionary matching contributions to such plans for our non-union participants. We reinstated our discretionary matching contributions effective January 1, 2010 and accordingly, anticipate making approximately $1,150 in such matching contributions in 2010.

Riblet Pension Plan

As a result of its merger with Riblet Products Corporation (“Riblet”) in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The Riblet plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 89 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan. In 2008, we recorded a cumulative effect charge and associated accrual of $923 to reflect the estimated funded status of the plan at December 31, 2008.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan benefit costs and funded status

The components of net periodic benefit cost are as follows:

	Year Ended December 31,
Components of Net Periodic Benefit Cost:	2009	2008

Service Cost	N/A	N/A
Interest cost	$65	$76
Expected return on plan assets	(37)	(41)
Recognized net actuarial loss	—	50

Net periodic benefit cost	$28	$85

The following table shows changes in the benefit obligation, plan assets and funded status of the Riblet pension plan:

	December 31,
	2009	2008

Change in benefit obligation:
Beginning balance	$1,190	$1,192
Interest cost	65	76
Actuarial (gain)/loss	82	—
Benefits paid	(76)	(78)

Ending balance	$1,261	$1,190

Change in plan assets:
Beginning balance	$267	$363
Actual return on plan assets	332	(25)
Employer contribution	968	8
Benefits paid	(77)	(79)

Ending balance	$1,490	$267

Funded status:	$229	$(923)

Amounts recognized in Other Comprehensive Loss for the periods presented and in Accumulated Other Comprehensive Loss at December 31, are as follows:

	Year Ended December 31,
	2009	2008

Amounts recognized in other comprehensive loss and in accumulated other comprehensive loss:
Net loss (gain), net of tax provision of $81	$(132)	$—

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Weighted average assumptions used to determine the Riblet pension plan obligation:

	December 31,
	2009	2008

Discount rate	5.50%	6.25%
Rate of compensation increases	N/A	N/A

Weighted average assumptions used to determine net cost for years ended are as follows:

	December 31,
	2009	2008

Discount rate	5.72%	6.25%
Expected return on plan assets	5.72%	5.72%
Rate of compensation increase	N/A	N/A

The discount rate is determined based on examination of long-term corporate bond yields and expectations of yields over the foreseeable future. The expected return on plan assets is based principally on the asset allocation and the historic returns for the plan’s asset classes determined from both actual returns and the long-term market returns for those assets.

Plan Assets

The plan’s overall investment objective is to provide a long-term return that, along with Company contributions, is expected to meet future benefit payment requirements. A long-term horizon has been adopted in establishing investment policy such that the likelihood and duration of investment losses are carefully weighed against the long-term potential for appreciation of assets. The plan’s investment policy requires investments to be diversified across individual securities, industries, market capitalization, and valuation characteristics.

Plan assets were invested in the following classes of securities (none of which were securities of the Company):

	December 31,
	2009	2008

Plan Asset Composition:
Cash, real estate and other	12%	100%
Equity securities	44%	—
Fixed-income securities	44%	—

Total	100%	100%

The plan’s target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At December 31, 2009, the plan’s target asset allocation was 35% equity, 55% fixed income, and 10% cash and other, which is comprised of real estate and other investment strategies. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The table below presents the Riblet pension plan assets using the fair value hierarchy as of December 31, 2009. The plan’s investments are held in the form of cash, group fixed and variable deferred annuities, real estate, and other investments. Of the total plan assets, $1,175 qualify as level two fair values under the fair value hierarchy at December 31, 2009.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total	Level 1	Level 2	Level 3

Cash, real estate and other	$185	$97	$88	$—
Equity securities	654	—	436	218
Fixed-income securities	651	—	651	—

Total	$1,490	$97	$1,175	$218

The investments classified as Level 1 under the hierarchy, which means their fair values are based on quoted prices in active markets, consist entirely of cash investments. All investments classified as Level 2 under the hierarchy, which means their fair values are estimated or calculated based on observable inputs for the asset or liability either directly or indirectly, are held in the form of group fixed and variable deferred annuities invested in a series of fixed-income, real estate, commodity-based, and equity-related mutual funds. The investment classified as Level 3 under the hierarchy, which means its fair value was based on unobservable inputs, consisted of a private-equity investment held at December 31, 2009, which was redeemed in January 2010 and reinvested into Level 2 annuity funds.

Information regarding expected future cash flows for the Riblet pension plan is as follows:

Pension Benefits:
Employer Contributions:
Fiscal 2010 (expected)	$—
Expected benefit payments:
Fiscal 2010	$97
Fiscal 2011	108
Fiscal 2012	100
Fiscal 2013	94
Fiscal 2014	87
Fiscal 2015-2019	330

Total benefit payments	816

16.	BUSINESS SEGMENT INFORMATION

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

We have aggregated our operating segments, as set forth in the table below, into the above-noted reportable business segments in accordance with the applicable criteria set forth in the relevant accounting rules. Our operating segments have common production processes and manufacturing facilities. Accordingly, we do not identify our net assets to our operating segments. Thus, we do not report capital expenditures at the segment level. Additionally, depreciation expense is not allocated to our segments but is included in our manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our manufacturing work centers. Accordingly, as products are sold across multiple segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each operating segment.

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial data for our business segments are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net sales:
Distribution	$390,911	$670,740	$576,602
OEM	113,241	302,228	287,542

Total	$504,152	$972,968	$864,144

Operating income (loss):
Distribution	$36,666	$57,142	$58,439
OEM	7,074	(3,348)	8,323

Total	43,740	53,794	66,762
Corporate	(93,950)	(63,927)	(14,937)

Consolidated operating income	$(50,210)	$(10,133)	$51,825

Net sales to external customers by our product groups are as follows:

Net Sales by Groups of Products	2009	2008	2007
	(In thousands)

Industrial Wire and Cable	$187,671	$293,250	$312,105
Electronic Wire	133,090	381,227	402,146
Assembled Wire and Cable Products	167,734	261,313	120,940
Fabricated Bare Wire	15,657	37,178	28,953

Total	$504,152	$972,968	$864,144

In 2009, 2008, and 2007 our consolidated net sales included a total of $36,550, $42,476, and $3,395, respectively, of net sales in Canada. In addition, we had a total of approximately $394 and $450 in tangible long-lived assets in Canada at both December 31, 2009 and 2008, respectively. In addition, we did not have any significant sales outside of the U.S. and Canada in 2009, 2008 or 2007.

17.	SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under the 2012 Senior Notes and the Revolving Credit Facility (see Note 7) are guaranteed by our wholly-owned subsidiary, CCI International, Inc. (“Guarantor Subsidiary”). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Coleman Cable, Inc. (Parent) and the Company’s Guarantor Subsidiary — CCI International, Inc. which is 100% owned by the Parent.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiary	Eliminations	Total

Net sales	$467,602	$—	$36,550	$—	$504,152
Cost of goods sold	400,575	—	27,910	—	428,485

Gross profit	67,027	—	8,640	—	75,667
Selling, engineering, general and administrative expenses	36,315	—	4,506	—	40,821
Intangible amortization	8,724	—	103	—	8,827
Asset impairments	70,761	—	—	—	70,761
Restructuring charges	5,405	—	63	—	5,468

Operating income (loss)	(54,178)	—	3,968	—	(50,210)
Interest expense	25,004	—	319	—	25,323
Gain on repurchase of Senior Notes	(3,285)	—	—	—	(3,285)
Other income, net	(3)	—	(1,192)	—	(1,195)

Income (loss) before income taxes	(75,894)	—	4,841	—	(71,053)
Income tax expense (benefit)	(5,988)	—	1,954	—	(4,034)
Income from subsidiaries	2,887	—	—	(2,887)	—

Net income (loss)	$(67,019)	$—	$2,887	$(2,887)	$(67,019)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiary	Eliminations	Total

Net sales	$930,492	$—	$42,476	$—	$972,968
Cost of goods sold	847,364	—	32,003	—	879,367

Gross profit	83,128	—	10,473	—	93,601
Selling, engineering, general and administrative expenses	47,828	(2)	4,401	—	52,227
Intangible amortization	11,901	—	105	—	12,006
Asset impairments	29,276	—	—	—	29,276
Restructuring charges	10,215	—	10	—	10,225

Operating income (loss)	(16,092)	2	5,957	—	(10,133)
Interest expense	29,362	—	294	—	29,656
Other (income) loss, net	(69)	—	2,250	—	2,181

Income (loss) before income taxes	(45,385)	2	3,413	—	(41,970)
Income tax expense (benefit)	(14,681)	—	972	—	(13,709)
Income from subsidiaries	2,443	—	—	(2,443)	—

Net income (loss)	$(28,261)	$2	$2,441	$(2,443)	$(28,261)

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiary	Eliminations	Total

Net sales	$860,749	$—	$3,395	$—	$864,144
Cost of goods sold	757,581	—	1,970	—	759,551

Gross profit	103,168	—	1,425	—	104,593
Selling, engineering, general and administrative expenses	43,782	—	476	—	44,258
Intangible amortization	7,627	—	9	—	7,636
Restructuring charges	874	—	—	—	874

Operating income	50,885	—	940	—	51,825
Interest expense	27,476	—	43	—	27,519
Other (income) loss, net	42	—	(1)	—	41

Income before income taxes	23,367	—	898	—	24,265
Income tax expense	9,126	—	249	—	9,375
Income from subsidiaries	649	—	—	(649)	—

Net income	$14,890	$—	$649	$(649)	$14,890

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2009

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiary	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,018	$57	$3,524	$—	$7,599
Accounts receivable, net of allowances	78,904	—	7,489	—	86,393
Intercompany receivable	2,674	—	—	(2,674)	—
Inventories	61,277	—	4,945	—	66,222
Deferred income taxes	2,770	—	359	—	3,129
Assets held for sale	3,624	—	—	—	3,624
Prepaid expenses and other current assets	4,499	12	1,448	—	5,959

Total current assets	157,766	69	17,765	(2,674)	172,926
PROPERTY, PLANT AND EQUIPMENT, NET	50,272	—	394	—	50,666
GOODWILL	27,598	—	1,466	—	29,064
INTANGIBLE ASSETS	30,440	—	144	—	30,584
DEFERRED INCOME TAXES	—	—	434	—	434
OTHER ASSETS	10,785	—	6	(4,358)	6,433
INVESTMENT IN SUBSIDIARIES	6,581	—	—	(6,581)	—

TOTAL ASSETS	$283,442	$69	$20,209	$(13,613)	$290,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$14	$—	$—	$—	$14
Accounts payable	15,106	—	2,587	—	17,693
Intercompany payable		56	2,618	(2,674)	—
Accrued liabilities	19,988	13	3,979	—	23,980

Total current liabilities	35,108	69	9,184	(2,674)	41,687

LONG-TERM DEBT	236,839	—	—	—	236,839
LONG-TERM LIABILITIES	3,823	—	4,358	(4,358)	3,823
DEFERRED INCOME TAXES	2,412	—	86	—	2,498
Common stock	17	—	—	—	17
Additional paid in capital	88,475	—	1,000	(1,000)	88,475
Accumulated other comprehensive loss	(245)	—	(345)	345	(245)
Retained earnings (accumulated deficit)	(82,987)	—	5,926	(5,926)	(82,987)

Total shareholders’ equity	5,260	—	6,581	(6,581)	5,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$283,442	$69	$20,209	$(13,613)	$290,107

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2008

		Guarantor	Non Guarantor
	Parent	Subsidiary	Subsidiary	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,617	$49	$3,662	$—	$16,328
Accounts receivable, net of allowances	90,636	—	6,402	—	97,038
Intercompany receivable	843	—	—	(843)	—
Inventories	68,002	—	5,366	—	73,368
Deferred income taxes	4,159	—	43	—	4,202
Assets held for sale	3,535	—	—	—	3,535
Prepaid expenses and other current assets	10,626	9	53	—	10,688

Total current assets	190,418	58	15,526	(843)	205,159
PROPERTY, PLANT AND EQUIPMENT, NET	60,993	—	450	—	61,443
GOODWILL	97,096	—	1,258	—	98,354
INTANGIBLE ASSETS	39,164	—	221	—	39,385
OTHER ASSETS	16,913	—	70	(9,358)	7,625
INVESTMENT IN SUBSIDIARIES	2,412	—	—	(2,412)	—

TOTAL ASSETS	$406,996	$58	$17,525	$(12,613)	$411,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30,445	$—	$—	$—	$30,445
Accounts payable	25,265	8	2,135	—	27,408
Intercompany payable	—	17	801	(818)	—
Accrued liabilities	27,957	31	3,203	—	31,191

Total current liabilities	83,667	56	6,139	(818)	89,044

LONG-TERM DEBT	242,369	—	—	—	242,369
LONG-TERM LIABILITIES	4,071	—	9,358	(9,383)	4,046
DEFERRED INCOME TAXES	7,470	—	(382)	—	7,088
Common stock	17	—	—	—	17
Additional paid in capital	86,135	—	—	—	86,135
Accumulated other comprehensive loss	(765)	—	(629)	629	(765)
Retained earnings (accumulated deficit)	(15,968)	2	3,039	(3,041)	(15,968)

Total shareholders’ equity	69,419	2	2,410	(2,412)	69,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$406,996	$58	$17,525	$(12,613)	$411,966

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiary	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(67,019)	$—	$2,887	$(2,887)	$(67,019)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	23,059	—	272	—	23,331
Asset impairments	70,761	—	—	—	70,761
Stock-based compensation	2,340	—	—	—	2,340
Foreign currency transaction gain	—	—	(1,195)	—	(1,195)
Gain on repurchase of Senior Notes	(3,285)	—	—	—	(3,285)
Deferred tax	(4,621)	—	410	—	(4,211)
Loss on disposal of fixed assets	484	—	—	—	484
Equity in consolidated subsidiary	(2,887)	—	—	2,887	—
Changes in operating assets and liabilities:
Accounts receivable	11,732	—	(1,570)	—	10,162
Inventories	6,725	—	228	—	6,953
Prepaid expenses and other assets	6,481	(3)	(1,301)	—	5,177
Accounts payable	(10,186)	(10)	524	—	(9,672)
Intercompany accounts	(1,262)	39	1,223	—	—
Accrued liabilities	(8,209)	(18)	2,087	—	(6,140)

Net cash flow from operating activities	24,113	8	3,565	—	27,686

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,037)	—	(50)	—	(4,087)
Investment in subsidiaries	(1,000)	—	1,000	—	—
Proceeds from the disposal of fixed assets	123	—	—	—	123
Net cash flow from investing activities	(4,914)	—	950	—	(3,964)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(19,761)	—	—	—	(19,761)
Debt amendment fee	(1,012)	—	—	—	(1,012)
Repayment of long-term debt	(7,025)	—	(5,000)	—	(12,025)

Net cash flow from financing activities	(27,798)	—	(5,000)	—	(32,798)

Effect of exchange rate changes on cash and cash equivalents	—	—	347	—	347
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,599)	8	(138)	—	(8,729)
CASH AND CASH EQUIVALENTS — Beginning of year	12,617	49	3,662	—	16,328

CASH AND CASH EQUIVALENTS — End of year	$4,018	$57	$3,524	$—	$7,599

NONCASH ACTIVITY
Capital lease obligations	$—	$—	$—	$—	$—
Unpaid capital expenditures	162	—	—	—	162

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiary	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,261)	$2	$2,441	$(2,443)	$(28,261)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	29,773	—	242	—	30,015
Asset impairments	29,276				29,276
Stock-based compensation	2,426	—	—	—	2,426
Inventory theft insurance receivable allowance	1,588				1,588
Foreign currency transaction loss	—	—	2,250	—	2,250
Provision for inventories	4,800	—	—	—	4,800
Deferred tax	(16,448)	—	1,284	—	(15,164)
Loss on disposal of fixed assets	228	—	56	—	284
Equity in consolidated subsidiary	(2,443)	—	—	2,443	—
Changes in operating assets and liabilities:
Accounts receivable	61,493	—	(1,428)	—	60,065
Inventories	58,747	—	(523)	—	58,224
Prepaid expenses and other assets	(3,764)	(9)	(282)	—	(4,055)
Accounts payable	(20,498)	(11)	647	—	(19,862)
Intercompany accounts	3,509	43	(3,552)	—	—
Accrued liabilities	(3,771)	23	(1,640)	—	(5,388)

Net cash flow from operating activities	116,655	48	(505)	—	116,198

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(12,805)	—	(461)	—	(13,266)
Acquisition of businesses, net cash acquired	(708)	—	—	—	(708)
Proceeds from the disposal of fixed assets	175	—	—	—	175

Net cash flow from investing activities	(13,338)	—	(461)	—	(13,799)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(93,438)	—	—	—	(93,438)
Repayment of long-term debt	(1,097)	—	—	—	(1,097)

Net cash flow from financing activities	(94,535)	—	—	—	(94,535)

Effect of exchange rate changes on cash and cash equivalents	—	—	(413)	—	(413)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,782	48	(1,379)	—	7,451
CASH AND CASH EQUIVALENTS — Beginning of year	3,835	1	5,041	—	8,877

CASH AND CASH EQUIVALENTS — End of year	$12,617	$49	$3,662	$—	$16,328

NONCASH ACTIVITY
Capital lease obligations	$135	$—	$—	$—	$135
Unpaid capital expenditures	135	—	—	—	135

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiary	Eliminations	Total

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$14,890	$—	$649	$(649)	$14,890
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	21,659	—	3	—	21,662
Stock-based compensation	3,739	—	—	—	3,739
Deferred tax	(3,689)	—	—	—	(3,689)
Gain on disposal of fixed assets	(20)	—	—	—	(20)
Equity in consolidated subsidiary	(649)	—	—	649	—
Changes in operating assets and liabilities:
Accounts receivable	(6,196)	—	1,590	—	(4,606)
Inventories	(3,628)	—	735	—	(2,894)
Prepaid expenses and other assets	(4,799)	—	(168)	—	(4,967)
Accounts payable	(5,819)	2	(560)	—	(6,377)
Intercompany accounts	1,438	24	(1,462)	—	—
Accrued liabilities	6,617	(30)	(532)	—	6,055

Net cash flow from operating activities	23,543	(4)	255	—	23,793

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,987)	—	(23)	—	(6,010)
Acquisition of businesses, net cash acquired	(267,924)	—	4,785	—	(263,138)
Proceeds from the disposal of fixed assets	17	—	—	—	17
Proceeds from sale of investment	59	—	—	—	59

Net cash flow from investing activities	(273,835)	—	4,762	—	(269,072)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan facilities	121,630	—	—	—	121,630
Proceeds of issuance of common stock, net	(451)	—	—	—	(451)
Repayment of long-term debt	(1,133)	—	—	—	(1,133)
Issuance of senior notes, net of issuance costs	119,352	—	—	—	119,352

Net cash flow from financing activities	239,398	—	—	—	239,398

Effect of exchange rate changes on cash and cash equivalents	—	—	24	—	24
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,894)	(4)	5,041	—	(5,857)
CASH AND CASH EQUIVALENTS — Beginning of year	14,729	5	—	—	14,734

CASH AND CASH EQUIVALENTS — End of year	$3,835	$1	$5,041	$—	$8,877

NONCASH ACTIVITY
Capital lease obligations	$50	$—	$—	$—	$50
Unpaid capital expenditures	1,453	—	—	—	1,453

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	QUARTERLY RESULTS (UNAUDITED)

	First		Second		Third		Fourth		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Total Net Sales	$117,322	$252,483	$112,932	$267,578	$133,795	$270,712	$140,103	$182,195	$504,152	$972,968
Gross Profit	16,548	28,849	17,010	28,292	20,320	29,898	21,789	6,562	75,667	93,601
Total Operating Income (Loss)	(66,896)	13,250	3,404	8,871	6,341	10,045	6,941	(42,299)	(50,210)	(10,133)
Total Net Income (Loss)	(64,770)	3,258	300	843	784	1,737	(3,333)	(34,099)	(67,019)	(28,261)
Net Income (Loss) Per Share
Basic	(3.85)	0.19	0.02	0.05	0.05	0.10	(0.20)	(2.03)	(3.99)	(1.68)
Diluted	(3.85)	0.19	0.02	0.05	0.05	0.10	(0.20)	(2.03)	(3.99)	(1.68)

Annual amounts may differ from sum of respective quarters due to rounding.

As discussed in Note 3, we incurred non-cash asset impairment charges totaling $70,761 and $29,276 in 2009 and 2008 respectively, related primarily to the impairment of goodwill in the first quarter of 2009 and the fourth quarter of 2008.

As discussed in Note 4, we have incurred restructuring and integration charges related to two the integration of our 2007 Acquisitions, and to a lesser degree, two facilities closed in 2006. We recorded $657, $1,700, 1,692 and $1,419 in total restructuring expenses in the first, second, third and fourth quarters of 2009, respectively, and $176, $2,835, 2,504 and $4,710 in restructuring and integration charges in the first, second, third and fourth quarters of 2008, respectively.

Income tax expense for the fourth quarter of 2009 included an out-of-period adjustment to correct an error in the amount of tax benefit initially recorded in relation to the non-cash goodwill impairment charge of $69,498 recorded in the first quarter of 2009. The adjustment, which we have evaluated as immaterial from both quantitative and qualitative perspectives, resulted in a $2,900 decrease in the tax benefit associated with the impairment charge and a corresponding decrease in the non-current deferred income taxes previously reported in the first quarter of 2009.

19.	SUBSEQUENT EVENTS

We evaluated subsequent events through the date the consolidated financial statements were issued, see Note 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of March 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 3rd day of March 2010.

/s/ G. Gary Yetman G. Gary Yetman	Director, President and Chief Executive Officer

/s/ Richard N. Burger Richard N. Burger	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ David Bistricer David Bistricer	Director

/s/ Nachum Stein Nachum Stein	Director

/s/ Shmuel D. Levinson Shmuel D. Levinson	Director

/s/ James G. London James G. London	Director

/s/ Denis Springer Denis Springer	Director

/s/ Isaac Neuberger Isaac Neuberger	Director

/s/ Harmon Spolan Harmon Spolan	Director

/s/ Dennis Martin Dennis Martin	Director

S-1

Index to Exhibits

1.0		—	Purchase Agreement dated January 26, 2010 by and among Coleman Cable, Inc., certain subsidiary guarantors and the initial purchasers of the Notes.
3.1		—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
3.2		—	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2008.
4.1		—	Registration Rights Agreement dated September 28, 2004 between Coleman Cable, Inc. and Wachovia Capital Markets, LLC, as Initial Purchaser under the Purchase Agreement, incorporated herein by reference to our Form S-4 filed on April 26, 2005.
4.2		—	Registration Rights Agreement, dated October 11, 2006 between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
4.3		—	Registration Rights Agreement dated as of February 3, 2010 among Coleman Cable, the guarantors from time to time party thereto and the initial purchasers of the Notes, incorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2010.
4.4		—	Indenture dated as of September 28, 2004 among Coleman Cable, Inc., the Note Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to our Form S-4 filed on April 26, 2005.
4.5		—	Supplemental Indenture dated February 3, 2010 among Coleman Cable, the guarantors from time to time party thereto and Deutsche Bank National Trust Company, as Trustee, incorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2010.
4.6		—	Indenture dated as of February 3, 2010 among Coleman Cable, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee (including the Form of 9% Senior Note due 2018 attached as Exhibit A thereto), incorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2010.
4.7		—	Shareholders Agreement, dated October 11, 2006 between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.1		—	Amended and Restated Credit Agreement dated as of April 2, 2007 among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administration agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.2		—	First Amendment to Amended and Restated Credit Agreement dated as of November 1, 2007 by and among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form 8-K filed on November 2, 2007.
10.3		—	Second Amendment to Amended and Restated Credit Agreement, dated as of June 18, 2009, by and among Coleman Cable, Inc., the Subsidiaries that are signatories thereto, and the lenders that are signatories thereto, incorporated herein by reference to our Current Report on Form 8-K as filed on June 18, 2009.
10.4		—	Third Amendment to Amended and Restated Credit Agreement, dated as of January 19, 2010, by and among Coleman Cable, Inc., the Subsidiaries that are signatories thereto, and the lenders that are signatories thereto, incorporated herein by reference to our Current Report on Form 8-K as filed on June 18, 2009.
10.5		—	Lease dated as of September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
*10	.6	—	Coleman Cable, Inc. Long-Term Incentive Plan, incorporated herein by reference to our Definitive 14A Proxy Statement filed on April 3, 2008.

E-1

*10	.7	—	Form of Non-Qualified Stock Option Agreement Under the Coleman Cable, Inc. Long-Term Incentive Plan, incorporated herein by reference to our Form S-1 filed on November 16, 2006.
*10	.8	—	Form of Restricted Stock Award Agreement under the Coleman Cable, Inc. Long-Term Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.9		—	Indemnification Agreement dated November 13, 2007 by and between Morgan Capital LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10	.10	—	Amended and Restated Employment Agreement, dated as of December 29, 2008 by and between Coleman Cable, Inc. and Richard N. Burger incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.
*10	.11	—	Employment Agreement, dated December 29, 2008 between Coleman Cable, Inc. and Richard Carr incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.
*10	.12	—	Amended and Restated Employment Agreement, dated as of December 30, 2008 by and between Coleman Cable, Inc. and G. Gary Yetman incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.
*10	.13	—	Employment Agreement, dated December 30, 2008 between Coleman Cable, Inc. and Mike Frigo incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.
*10	.14	—	Severance Agreement dated as of May 7, 2009 between the Company and K. McAllister incorporated herein by reference to our Form 10-Q for the quarter ended March 31, 2009.
21.1		—	Subsidiaries.
23.1		—	Consent of Deloitte & Touche LLP.
24.1		—	Power of Attorney (included on signature page of this filing).
31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

E-2