Form 10-Q
period 2010-03-31
Coleman Cable, Inc.
filed 2010-05-07
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Common shares outstanding as of May 3, 2010: 17,344,480

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2010	2009
NET SALES	$155,980	$117,322
COST OF GOODS SOLD	133,141	100,774

GROSS PROFIT	22,839	16,548
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	11,207	10,659
INTANGIBLE ASSET AMORTIZATION	2,017	2,630
ASSET IMPAIRMENTS	—	69,498
RESTRUCTURING CHARGES	888	657

OPERATING INCOME (LOSS)	8,727	(66,896)
INTEREST EXPENSE	6,532	6,405
LOSS ON EXTINGUISHMENT OF DEBT	8,566	—
OTHER (INCOME) LOSS, NET	(127)	339

LOSS BEFORE INCOME TAXES	(6,244)	(73,640)
INCOME TAX BENEFIT	(2,414)	(8,870)

NET LOSS	$(3,830)	$(64,770)

LOSS PER COMMON SHARE DATA
NET LOSS PER SHARE
Basic	$(0.23)	$(3.85)
Diluted	(0.23)	(3.85)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,896	16,807
Diluted	16,896	16,807

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except per share data)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,558	$7,599
Accounts receivable, less allowance for uncollectible accounts of $2,569 and $2,565, respectively	95,877	86,393
Inventories	73,129	66,222
Deferred income taxes	2,831	3,129
Assets held for sale	3,749	3,624
Prepaid expenses and other current assets	8,792	5,959

Total current assets	208,936	172,926

PROPERTY, PLANT AND EQUIPMENT, NET	48,225	50,666
GOODWILL	29,107	29,064
INTANGIBLE ASSETS	28,571	30,584
DEFERRED INCOME TAXES	651	434
OTHER ASSETS	9,533	6,433

TOTAL ASSETS	$325,023	$290,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$13	$14
Accounts payable	25,687	17,693
Accrued liabilities	22,111	23,980

Total current liabilities	47,811	41,687

LONG-TERM DEBT	271,478	236,839
LONG-TERM LIABILITIES	3,727	3,823
DEFERRED INCOME TAXES	—	2,498
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 16,939 and 16,809 issued and outstanding on March 31, 2010 and December 31, 2009	17	17
Additional paid-in capital	88,831	88,475
Accumulated deficit	(86,817)	(82,987)
Accumulated other comprehensive loss	(24)	(245)

Total shareholders’ equity	2,007	5,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$325,023	$290,107

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,830)	$(64,770)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	5,413	6,416
Stock-based compensation	360	518
Foreign currency transaction (gain) loss	(127)	339
Loss on extinguishment of debt	8,566	—
Asset impairments	—	69,498
Deferred taxes	(2,396)	(9,795)
Loss on disposal of fixed assets	478	—
Changes in operating assets and liabilities:
Accounts receivable	(9,648)	25,767
Inventories	(6,908)	11,976
Prepaid expenses and other assets	(2,829)	2,882
Accounts payable	7,899	(4,496)
Accrued liabilities	(2,809)	521

Net cash flow from operating activities	(5,831)	38,856

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(917)	(1,191)
Purchase of investments	(366)	—
Proceeds from sale of fixed assets	16	6

Net cash flow from investing activities	(1,267)	(1,185)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(10,239)	(30,000)
Payment of deferred financing fees	(6,125)	—
Repurchase of 2012 Senior Notes, including call premium and related fees	(231,646)	—
Proceeds from issuance of 2018 Senior Notes	271,911	—
Repayment of other long-term debt, including capital lease obligations	(4)	(144)

Net cash flow from financing activities	23,897	(30,144)

Effect of exchange rate changes on cash and cash equivalents	160	91
INCREASE IN CASH AND CASH EQUIVALENTS	16,959	7,618
CASH AND CASH EQUIVALENTS — Beginning of period	7,599	16,328

CASH AND CASH EQUIVALENTS — End of period	$24,558	$23,946

NONCASH ACTIVITY
Unpaid capital expenditures	171	124
Unpaid 2018 bond fees	511	—

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes refunded	(260)	(2,101)
Cash interest paid	8,183	241

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures

In January 2010, the FASB issued an accounting update on fair value measurement and disclosures. This update provides guidance clarifying fair value measurement valuation techniques as well as disclosure requirements concerning transfers between levels within the fair value hierarchy. This update, which is effective for the first quarter of 2010, did not have a significant impact on our financial statements.

Variable Interest Entity

In June 2009, the FASB issued an update to the accounting guidance for consolidation. Accordingly, new accounting standards concerning the treatment of variable interest entities were issued. This guidance addresses the effects on certain provisions of consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept. This guidance also addresses the ability to provide timely and useful information about an enterprise’s involvement in a variable interest entity. The accounting update is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This update, which is effective for the first quarter of 2010, did not have a significant impact on our financial statements.

3. ASSET IMPAIRMENTS

Under goodwill accounting rules, we are required to assess goodwill for impairment annually, or more frequently if events or circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. No potential goodwill impairment indicators existed at March 31, 2010.

During the first quarter of 2009, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis based on a combination of factors which were in existence at that time, including a significant decline in our market capitalization, as well as the recessionary economic environment and its then estimated potential impact on our business. Accordingly, we recorded a non-cash goodwill impairment charge of $69,498, representing our best estimate of the impairment loss incurred within three of the four reporting units within our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. At the March 31, 2009 test date, no indication of impairment under the goodwill impairment test existed relative to our Retail distribution reporting unit, and we did not have any goodwill recorded within our OEM segment. For the purposes of the goodwill impairment analysis, our estimates of fair value were based primarily on estimates generated using the income approach, which estimates the fair value of our reporting units based on their projected future discounted cash flows.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands, except per share data)

(unaudited)

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

The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge. For example, as of March 31, 2009, (1) a 5% increase or decrease in the aggregate estimated undiscounted cash flows of our reporting units (without any change in the discount rate used in the first step of our goodwill impairment test as of such date) would have resulted in an increase or decrease of approximately $14,000 in the aggregate estimated fair value of our reporting units as of such date, (2) a 100 basis point increase or decrease in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value (without any change in the aggregate estimated cash flows of our reporting units used in the first step of our goodwill impairment test as of such date) would have resulted in a decrease or increase of approximately $18,000 in the aggregate estimated fair value of our reporting units as of such date, and (3) a 1% increase or decrease in the estimated sales growth rate without a change in the discount rate of each reporting unit would have resulted in an increase or decrease of approximately $7,000 in the aggregate estimated fair value of our reporting units as of such date. The goodwill impairment testing process is complex, and can be affected by the inter-relationship between certain assumptions, estimates and judgments that may apply to both the first and second steps of the process and the fact that the maximum potential impairment of the goodwill of any reporting unit is limited to the carrying value of the goodwill of that reporting unit. Accordingly, the above-described sensitivities around changes in the aggregate estimated fair values of our reporting units would not necessarily have had a dollar-for-dollar impact on the amount of goodwill impairment we recognized in the first quarter of 2009 as a result of our analysis. These sensitivities are presented solely to illustrate the effects that a hypothetical change in one or more key variables affecting a reporting unit’s fair value might have on the outcomes produced by the goodwill impairment testing process.

Further goodwill impairment charges may be recognized in future periods in one or more of the Distribution reporting units to the extent changes in factors or circumstances occur, including further deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or future projections, or changes in our plans for one or more reporting units.

4. RESTRUCTURING CHARGES

We incurred restructuring costs of $888 and $657 during the first quarter of 2010 and 2009, respectively. For the first quarter of 2010, these expenses primarily were comprised of holding costs associated with nine closed facilities, including costs incurred at our now-closed Oswego, NY facility, which closed in September of 2009. The $3,795 liability as of March 31, 2010 primarily relates to lease liabilities associated with certain leased facilities closed during 2008 in connection with the integration of our 2007 acquisitions. Our reserve for lease termination costs represents our estimate of the liability existing relative to closed properties under lease and is equal to our remaining obligation under such leases reduced by estimated sublease rental income reasonably expected for the properties. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of one or more lease terminations, sublease agreements, or changes in the related markets in which the properties are located.

	Employee Severance and Relocation Costs	Lease Termination Costs	Equipment Relocation Costs	Other Closing Costs	Total
BALANCE — December 31, 2009	$23	$4,362	$—	$—	$4,385
Provision	—	67	43	778	888
Uses	(2)	(655)	(43)	(778)	(1,478)

BALANCE — March 31, 2010	$21	$3,774	$—	$—	$3,795

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands, except per share data)

(unaudited)

5. INVENTORIES

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
FIFO cost:
Raw materials	$24,347	$20,962
Work in progress	5,421	3,807
Finished products	43,361	41,453

Total	$73,129	$66,222

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2010	December 31, 2009
Salaries, wages and employee benefits	$4,760	$3,113
Sales incentives	7,113	8,302
Interest	4,167	5,824
Other	6,071	6,741

Total	$22,111	$23,980

7. DEBT

	March 31, 2010	December 31, 2009
Revolving credit facility expiring April 2012	$—	$10,239
9.875% Senior notes due October 2012 including unamortized premium of $1,617	—	226,597
9% Senior notes due February 2018, including unamortized discount of $3,522	271,478	—
Capital lease obligations	13	17

	271,491	236,853
Less current portion	(13)	(14)

Long-term debt	$271,478	$236,839

Senior Secured Revolving Credit Facility

Our Revolving Credit Facility is a senior secured facility that provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At March 31, 2010, we had $0 in borrowings under the facility, with $103,479 in remaining excess availability. At December 31, 2009, we had $10,239 in borrowings outstanding under the facility, with $80,838 in remaining excess availability.

On June 18, 2009, the Revolving Credit Facility was amended to permit us to spend up to $30,000 to redeem, retire or repurchase our 2012 Senior Notes so long as (i) no default or event of default existed at the time of the repurchase or would have resulted from the repurchase and (ii) excess availability under the Revolving Credit Facility after giving effect to the repurchase remained above $40,000 (the “2009 Amendment”). Prior to the 2009 Amendment, we were prohibited from making prepayments on or repurchases of the 2012 Senior Notes. We were required to pay an upfront amendment fee of $1,000, and the 2009 Amendment also increased the applicable interest rate margins by 1.25% and the unused line fee increased by 0.25%. Accordingly, subsequent to the 2009 Amendment, interest is payable, at our option, at the agent’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility.

In order to complete the refinancing of our 2012 Senior Notes as described below, we were required to amend the terms of our Revolving Credit Facility to allow for such refinancing. Accordingly, on January 19, 2010, our

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands, except per share data)

(unaudited)

Revolving Credit Facility was amended (i) to permit the Initial Private Placement (defined below), (ii) to enhance our ability to create and finance foreign subsidiaries, (iii) to change covenants and make other provisions to increase operating flexibility (the “2010 Amendment”). Pursuant to the 2010 Amendment, borrowing availability under the Revolving Credit Facility for foreign subsidiaries is limited to the greater of (i) the sum of 85% of the aggregate book value of accounts receivable of such foreign subsidiaries plus 60% of the aggregate book value of the inventory of such foreign subsidiaries and (ii) $25,000 (excluding permitted intercompany indebtedness of such foreign subsidiaries).

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

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability during 2009 and for the first quarter of 2010.

Refinancing of 2012 Senior Notes with 2018 Senior Notes

In the first quarter of 2010, in order to take advantage of what we believed were favorable refinancing conditions at the time, we undertook a refinancing of our 2012 Senior Notes in order to extend the maturity date of such long-term, unsecured debt, and lower the coupon rate on such debt. In total, we issued $275,000 of 2018 Senior Notes (defined below), which resulted in $271,911 in proceeds (after giving effect to $3,597 in original issuance discounts and $500 of prepaid interest). A portion of these proceeds were used to retire our $224,980 of remaining 2012 Senior Notes, and the remainder is available to be used in the future for general corporate purposes, including potential acquisitions. As detailed below, the issuance of our 2018 Senior Notes occurred in two parts, both completed during the first quarter of 2010.

On February 3, 2010 we completed a private placement under Rule 144A under the Securities Act of 1933 of $235,000 aggregate principal amount of 9.0% unsecured senior notes due in 2018 (the “Initial Private Placement”) to refinance our 2012 Senior Notes. The Initial Private Placement resulted in gross proceeds of approximately $231,703, which reflects a discounted issue price of 98.597% of the principal amount. The proceeds were used, together with other available funds, for payment of consideration and costs relating to a cash tender offer and consent solicitation for our 2012 Senior Notes. A total of $199,429 aggregate principal amount of the 2012 Notes were tendered, which represented approximately 88.6% of the $224,980 aggregate principal amount of the 2012 Notes outstanding. We redeemed the remaining $25,551 of 2012 Senior Notes on March 22, 2010. On March 23, 2010, we completed another private placement offering under Rule 144A under the Securities Act of 1933 (the “Supplemental Private Placement”) of $40,000 aggregate principal amount of 9.0% unsecured senior notes due in 2018 (together with the senior notes offered in the Initial Private Placement, the “2018 Senior Notes”). We received gross proceeds from the Supplemental Private Placement of approximately $39,700, which reflects a discounted issue price of 99.25% of the principal amount. The proceeds were used, together with original senior note offer, for payment of consideration and costs relating to a cash tender offer for the final $25,551 of original 2012 Senior Note redemptions. The 2018 Senior Notes mature on February 15, 2018 and interest on these notes will accrue at a rate of 9.0% per annum and be payable semi-annually on each February 15 and August 15, commencing August 15, 2010.

We recorded a loss of $8,566 in the first quarter of 2010 on the early extinguishment of our 2012 Senior Notes. This amount included the write-off of approximately $1,897 of remaining unamortized debt issuance costs and bond premium amounts related to the 2012 Senior Notes, as well as the impact of the call and tender premiums paid in connection with the refinancing.

In connection with the issuance of 2018 Senior Notes, we incurred approximately $6,636 in costs that have been recorded as deferred financing costs to be amortized over the term of the 2018 Senior Notes.

As of March 31, 2010, we were in compliance with all of the covenants of our 2018 Senior Notes.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands, except per share data)

(unaudited)

The fair value of our debt and capitalized lease obligations was approximately $281,188 at March 31, 2010, with the fair value of our Senior Notes based on sales prices of recent trading activity.

8. EARNINGS PER SHARE

As of March 31, 2010 and 2009, the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended March 31,
	2010	2009
Basic weighted average shares outstanding	16,896	16,807
Dilutive effect of share-based awards	—	—

Diluted weighted average share outstanding	16,896	16,807

Options with respect to 1,450 and 1,313 common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 and March 31, 2009, respectively, because they were antidilutive.

9. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. We recorded $360 and $518 in share-based compensation expense for the three months ended March 31, 2010 and 2009, respectively.

Stock Options

In March 2010, 150 options with an exercise price equal to the value of a common share at the date of grant, or $4.42 per share, were granted to certain executives and key employees. The options become exercisable over a four-year vesting period in three equal installments beginning two years from the date of grant, and expire 10 years from the date of grant. Using the Black-Scholes option-pricing model, we estimated the March 2, 2010 grant date fair value of each option to be $3.30, using an estimated 0% dividend yield, an expected term of 6.125 years, expected volatility of 88.5% and a risk-free rate of 2.7%.

Changes in stock options were as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding January 1, 2010	1,300	$11.86	7.5	—
Granted	150	4.42	9.9	79
Exercised	—	—
Forfeited or expired	—	—

Outstanding March 31, 2010	1,450	11.09	7.6	358
Vested or expected to vest	1,398	11.31	7.5	328
Exercisable	97	3.99	8.8	93

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value.

Stock Awards

In January 2010, the Company awarded unvested common shares to members of its board of directors. In total, non-management board members were awarded 166 unvested shares with an approximate aggregate fair value of $557. One-third of the shares vest on the first, second and third anniversary of the grant date. These awarded shares are participating securities which provide the recipient with both voting rights and, to the extent dividends, if any, are paid by the

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands, except per share data)

(unaudited)

Company, non-forfeitable dividend rights with respect to such shares. Additionally, in March 2010, we awarded 775 performance shares to certain executives and key employees. Of the total performance shares awarded, 517 are convertible to stock, on a one-to-one basis, contingent upon future stock price performance. If, at any time up to ten years after award, the Company’s common stock attains three separate incrementally increasing stock price goals beginning with a price representing approximately 350% of the average stock price on the date of grant, a portion of the awards will vest. Of the total 517 performance shares convertible to stock, 117, 200, and 200 awards will vest upon reaching the first, second and third stock price targets, respectively. For accounting purposes, performance shares were measured on the grant date using a Monte Carlo model, with an assumption of 88.5% volatility, and a risk-free rate of 3.6%, resulting in an estimated aggregate fair value of approximately $1,974, which is required to be amortized as non-cash stock compensation expense over the estimated derived service period (also estimated using a Monte Carlo model) of approximately 2.5 years.

Changes in nonvested shares for the first quarter of 2010 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	371	$4.52
Granted	683	3.98
Vested	(131)	4.75
Forfeited	—	—

Nonvested at March 31, 2010	923	$4.09

The remaining 258 performance shares vest under the same terms as those performance awards to be settled in stock, but are settled in cash rather than stock. Of the total 258 performance shares settled in cash, 58, 100, and 100 awards will vest upon reaching the first, second and third stock price targets, respectively. These cash-settled shares are re-measured each balance sheet date using a Monte Carlo model (using the same assumptions noted above) and are recorded as a liability. These awards had an estimated aggregate fair value of approximately $1,112 as of March 31, 2010, which will be recorded as stock compensation expense over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 2.5 years as of March 31, 2010.

Comprehensive Income (Loss)

	Three Months Ended March 31,
	2010	2009

Net loss	$(3,830)	$(64,770)
Other comprehensive income (loss):
Currency translation adjustment, net of tax	181	(138)
Unrealized gains on available for sale securities (Level 1), net of tax	40	—
Derivative gains, net of tax	—	214

Total comprehensive loss	$(3,609)	$(64,694)

For the three months ended March 31, 2010, the changes in other comprehensive income were net of tax provisions of $207 and $24 related to unrealized foreign currency gains and the change in fair value of available for sale securities (classified as Level 1 securities under the fair value hierarchy), respectively. For the three months ended March 31, 2009, the changes in other comprehensive income were net of a tax provision of $141 related to the change in fair value of derivatives and a tax benefit of $57 for unrealized foreign currency losses.

10. RELATED PARTIES

We lease our corporate office facility from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of our Board of Directors and executive management. We made rental payments of $98 and $96 to HQ2 for the first quarter of 2010 and 2009, respectively. In addition, we lease three manufacturing facilities and three vehicles from DJR Ventures, LLC in which one of our executive officers has substantial minority interest, and we paid a total of $263 and $257 in the first quarter of 2010 and 2009, respectively.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands, except per share data)

(unaudited)

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,343 and $1,624 for the first quarter of 2010 and 2009, respectively.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of March 31, 2010 we had a $400 accrual recorded for this liability.

Though no assurances are possible, we believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations, or cash flows.

12. DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. For those hedging relationships that meet such criteria, and for which hedge accounting is applied, we formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as the risk management objectives involved. We had no hedge positions at March 31, 2010, to which hedge accounting was applied. However, all of our hedges for which hedge accounting has been applied in the past qualified and were designated as cash flow hedges. We assess both at inception and at least quarterly thereafter, whether the derivatives used in these cash flow hedges are highly effective in offsetting changes in the cash flows associated with the hedged item. The effective portion of the related gains or losses on these derivative instruments are recorded in shareholders’ equity as a component of Accumulated Other Comprehensive Income (“OCI”), and are subsequently recognized in income or expense in the period in which the related hedged items are recognized. The ineffective portion of these hedges related to an over-hedge (extent to which a change in the value of the derivative contract does not perfectly offset the change in value of the designated hedged item) is immediately recognized in income. Cash settlements related to derivatives are included in the operating section of the consolidated statement of cash flows, with prepaid expenses and other current assets or accrued liabilities, depending on the position.

We use exchange traded futures contracts to mitigate the potential impact of fluctuations in the price of copper. We calculate the fair value of futures contracts quarterly based on the quoted market price for the same or similar financial instruments. These derivatives have been determined to be Level 1 under the fair value hierarchy due to available market prices.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands, except per share data)

(unaudited)

As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our condensed consolidated balance sheets, gross values are netted and classified within “Prepaid expenses and other current assets” or “Accrued liabilities” depending upon our aggregate net position at the balance sheet date.

At March 31, 2010, we had outstanding copper futures contracts, with an aggregate fair value of $76, consisting of contracts to sell 625 pounds of copper in May 2010, as well as contracts to buy 125 pounds of copper in July 2010. At March 31, 2010, we had $177 cash collateral posted relative to our outstanding derivative positions. At March 31, 2009, we had outstanding copper futures contracts, with an aggregate fair value of negative $276, consisting of contracts to sell 1,475 pounds of copper in May 2009, as well as contracts to buy 800 pounds of copper at various dates through the end of 2009. At March 31, 2009, we had $452 in cash collateral posted relative to our then outstanding derivative positions.

At March 31, 2010, no cumulative losses or gains existed in OCI. As hedge accounting has not been applied to any of our open hedges at March 31, 2010, no associated gains or losses have been recorded within OCI. At March 31, 2009, cumulative gains of $356 existed in OCI.

Derivatives Not Accounted for as Hedges Under the Accounting Rules	Loss recognized in Income	Location of Loss Recognized in Income

Copper commodity contracts:
Three months ended March 31, 2010	$99	Cost of goods sold
Three months ended March 31, 2009	608	Cost of goods sold

13. INCOME TAXES

	Three Months Ended March 31,
	2010	2009

Effective Tax Rate	38.7%	12.0%

The increase in our effective tax rate for the first quarter of 2010 as compared to the first quarter of 2009 reflects the $69,498 pre-tax goodwill impairment charge recorded during the first quarter of 2009. A significant amount of the related book goodwill did not have a corresponding tax basis, thereby reducing the associated tax benefit and our effective tax rate for the first quarter of 2009. Income tax expense for the fourth quarter of 2009 included an out-of-period adjustment to correct an error in the amount of tax benefit initially recorded in relation to the non-cash goodwill impairment charge of $69,498 recorded in the first quarter of 2009. The adjustment resulted in a $2,900 decrease in the tax benefit associated with the impairment charge and a corresponding decrease in the non-current deferred income taxes reported in the first quarter of 2009. The adjustment would have resulted in an effective tax rate of (8.1%) for the three months ended March 31, 2009.

14. BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. We currently make matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $368 and $217 related to these savings plans during the first quarter of 2010 and 2009, respectively.

Riblet Pension Plan

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands, except per share data)

(unaudited)

As previously disclosed in the financial statements for the fiscal year ending December 31, 2009, as a result of its merger with Riblet Products Corporation (“Riblet”) in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The Riblet plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 89 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan. The Company does not expect to make any plan contributions in 2010.

The following table summarizes the components of net periodic benefit cost:

	Three months ended March 31,
	2010	2009
Components of net periodic benefit cost:
Service Cost	N/A	N/A
Interest cost	$16	$16
Expected return on plan assets	(9)	(9)
Recognized net actuarial loss	—	—

Net periodic benefit cost	$7	$7

15. OTHER (INCOME) LOSS

We recorded other income of $127 for the three months ended March 31, 2010 as compared to other loss of $339 we recorded for the three months ended March 31, 2009, primarily reflecting exchange rate impacts on our Canadian subsidiary.

16. BUSINESS SEGMENT INFORMATION

We have two reportable segments: (1) Distribution and (2) Original Equipment Manufacturers (“OEMs”). The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are used as inputs into subassemblies of manufactured finished goods.

Financial data for the Company’s reportable segments is as follows:

	Three months ended March 31,
	2010	2009
Net Sales:
Distribution Segment	$114,432	$90,100
OEM Segment	41,548	27,222

Total	$155,980	$117,322

Operating Income:
Distribution Segment	$10,486	$7,575
OEM Segment	3,302	493

Total segments	13,788	8,068

Corporate	(5,061)	(74,964)

Consolidated operating income (loss)	$8,727	$(66,896)

Our operating segments have common production processes and manufacturing facilities. Accordingly, we do not identify all of our net assets to our segments. Thus, we do not report capital expenditures at the segment level. Additionally, depreciation expense is not allocated to our segments but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our manufacturing work centers. Accordingly, as products are produced and sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments and intangible amortization.

17. SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under the 2018 Senior Notes and the Revolving Credit Facility (see Note 7) are guaranteed by our wholly-owned subsidiary (“Guarantor Subsidiary”). Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Coleman Cable, Inc. (the “Parent”) and the Guarantor Subsidiary — CCI International, Inc which is 100% owned by the Parent.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS

ENDED MARCH 31, 2010

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$148,314	$—	$7,666	$—	$155,980
COST OF GOODS SOLD	126,723	—	6,418	—	133,141

GROSS PROFIT	21,591	—	1,248	—	22,839
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	9,957	—	1,250	—	11,207
INTANGIBLE ASSET AMORTIZATION	2,006	—	11	—	2,017
RESTRUCTURING CHARGES	888	—	—	—	888

OPERATING INCOME (LOSS)	8,740	—	(13)	—	8,727
INTEREST EXPENSE	6,478	—	54	—	6,532
LOSS ON EXTINGUISHMENT OF DEBT	8,566	—	—	—	8,566
OTHER INCOME, NET	—	—	(127)	—	(127)

INCOME (LOSS) BEFORE INCOME TAXES	(6,304)	—	60	—	(6,244)
INCOME (LOSS) FROM SUBSIDIARIES	—	—	—	—	—
INCOME TAX EXPENSE (BENEFIT)	(2,474)	—	60	—	(2,414)

NET LOSS	$(3,830)	$—	$—	$—	$(3,830)

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS

ENDED MARCH 31, 2009

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$110,477	$—	$6,845	$—	$117,322
COST OF GOODS SOLD	95,750	—	5,024	—	100,774

GROSS PROFIT	14,727	—	1,821	—	16,548
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	9,700	(7)	966	—	10,659
INTANGIBLE ASSET AMORTIZATION	2,599	—	31	—	2,630
IMPAIRMENT CHARGES	69,498	—	—	—	69,498
RESTRUCTURING CHARGES	609	—	48	—	657

OPERATING INCOME (LOSS)	(67,679)	7	776	—	(66,896)
INTEREST EXPENSE	6,309	—	96	—	6,405
OTHER LOSS, NET	—	—	339	—	339

INCOME (LOSS) BEFORE INCOME TAXES	(73,988)	7	341	—	(73,640)
INCOME (LOSS) FROM SUBSIDIARIES	244	—	—	(244)	—
INCOME TAX EXPENSE (BENEFIT)	(8,974)	—	104	—	(8,870)

NET INCOME (LOSS)	$(64,770)	$7	$237	$(244)	$(64,770)

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2010

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,123	$30	$2,405	$—	$24,558

Accounts receivable — net of allowances	90,807	—	5,070	—	95,877
Intercompany receivable	756	—	—	(756)	—
Inventories	66,903	—	6,226	—	73,129
Deferred income taxes	2,452	—	379	—	2,831
Asset held for sale	3,749	—	—	—	3,749

Prepaid expenses and other current assets	11,194	1	1,955	(4,358)	8,792

Total current assets	197,984	31	16,035	(5,114)	208,936
PROPERTY, PLANT AND EQUIPMENT, NET	47,859	—	366	—	48,225
GOODWILL	27,598	—	1,509	—	29,107
INTANGIBLE ASSETS	28,434	—	137	—	28,571
DEFERRED INCOME TAX	391	—	260	—	651
OTHER ASSETS	9,533	—	—	—	9,533
INVESTMENT IN SUBSIDIARIES	6,761	—	—	(6,761)	—

TOTAL ASSETS	$318,560	$31	$18,307	$(11,875)	$325,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$13	$—	$—	$—	$13
Accounts payable	23,251	—	2,436	—	25,687
Intercompany payable	—	18	738	(756)	—
Accrued liabilities	18,084	13	4,014	—	22,111
Other liabilities	—	—	4,358	(4,358)	—

Total current liabilities	41,348	31	11,546	(5,114)	47,811
LONG-TERM DEBT	271,478	—	—	—	271,478
Long-term liabilities	3,727	—	—	—	3,727
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	88,831	—	1,000	(1,000)	88,831
Accumulated other comprehensive income	(24)	—	(165)	165	(24)
Retained earnings (accumulated deficit)	(86,817)	—	5,926	(5,926)	(86,817)

Total shareholders’ equity	2,007	—	6,761	(6,761)	2,007

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$318,560	$31	$18,307	$(11,875)	$325,023

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF December 31, 2009

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,018	$57	$3,524	$—	$7,599
Accounts receivable — net of allowances	78,904	—	7,489	—	86,393
Intercompany receivable	2,674	—	—	(2,674)	—
Inventories	61,277	—	4,945	—	66,222
Deferred income taxes	2,770	—	359	—	3,129
Asset held for sale	3,624	—	—	—	3,624
Prepaid expenses and other current assets	4,499	12	1,448	—	5,959

Total current assets	157,766	69	17,765	(2,674)	172,926
PROPERTY, PLANT AND EQUIPMENT, NET	50,272	—	394	—	50,666
GOODWILL	27,598	—	1,466	—	29,064
INTANGIBLE ASSETS	30,440	—	144	—	30,584
DEFERRED INCOME TAXES	—	—	434	—	434
OTHER ASSETS	10,785	—	6	(4,358)	6,433
INVESTMENT IN SUBSIDIARIES	6,581	—	—	(6,581)	—

TOTAL ASSETS	$283,442	$69	$20,209	$(13,613)	$290,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$14	$—	$—	$—	$14
Accounts payable	15,106	—	2,587	—	17,693
Intercompany payable	—	56	2,618	(2,674)	—
Accrued liabilities	19,988	13	3,979	—	23,980

Total current liabilities	35,108	69	9,184	(2,674)	41,687
LONG-TERM DEBT	236,839	—	—	—	236,839
Long-term liabilities	3,823	—	4,358	(4,358)	3,823
DEFERRED INCOME TAXES	2,412	—	86	—	2,498
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	88,475	—	1,000	(1,000)	88,475
Accumulated other comprehensive income	(245)	—	(345)	345	(245)
Retained earnings (accumulated deficit)	(82,987)	—	5,926	(5,926)	(82,987)

Total shareholders’ equity	5,260	—	6,581	(6,581)	5,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$283,442	$69	$20,209	$(13,613)	$290,107

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS

ENDED MARCH 31, 2010

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,830)	$—	$—	$—	$(3,830)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	5,363	—	50	—	5,413
Stock-based compensation	360	—	—	—	360
Foreign currency translation gain	—	—	(127)	—	(127)
Loss on extinguishment of debt, net	8,566	—	—	—	8,566
Deferred taxes	(2,485)	—	89	—	(2,396)
Loss on disposal of fixed assets	478	—	—	—	478
Equity in consolidated subsidiaries	—	—	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(11,902)	—	2,254	—	(9,648)
Inventories	(5,626)	—	(1,282)	—	(6,908)
Prepaid expenses and other assets	(2,350)	11	(490)	—	(2,829)
Accounts payable	8,001	—	(102)	—	7,899
Intercompany accounts	1,909	(38)	(1,871)	—	—
Accrued liabilities	(3,009)	—	200	—	(2,809)

Net cash flow from operating activities	(4,525)	(27)	(1,279)	—	(5,831)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(917)	—	—	—	(917)
Purchase of Investments	(366)	—	—	—	(366)
Proceeds from sale of fixed assets	16	—	—	—	16

Net cash flow from investing activities	(1,267)	—	—	—	(1,267)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(10,239)	—	—	—	(10,239)
Payment of Deferred Financing Fees	(6,125)	—	—	—	(6,125)
Repurchase of 2012 Senior Notes, including call premium and related fees	(231,646)	—	—	—	(231,646)
Proceeds from issuance of 2018 Senior Notes	271,911	—	—	—	271,911
Repayment of long-term debt	(4)	—	—	—	(4)

Net cash flow from financing activities	23,897	—	—	—	23,897

Effect of exchange rate on cash and cash equivalents	—	—	160	—	160
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,105	(27)	(1,119)	—	16,959
CASH AND CASH EQUIVALENTS — Beginning of period	4,018	57	3,524	—	7,599

CASH AND CASH EQUIVALENTS — End of period	$22,123	$30	$2,405	$—	$24,558

NONCASH ACTIVITY
Unpaid capital expenditures	171	—	—	—	171
Unpaid 2018 bond fees	511	—	—	—	511
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	(704)	—	444	—	(260)
Cash interest paid	8,183	—	—	—	8,183

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS

ENDED MARCH 31, 2009

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(64,770)	$7	$237	$(244)	$(64,770)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	6,341	—	75	—	6,416
Stock-based compensation	518	—	—	—	518
Foreign currency translation loss	—	—	339	—	339
Asset Impairments	69,498	—	—	—	69,498
Deferred taxes	(9,932)	—	137	—	(9,795)
Loss on disposal of fixed assets	—	—	—	—	—
Equity in consolidated subsidiaries	(244)	—	—	244	—
Changes in operating assets and liabilities:
Accounts receivable	23,522	—	2,245	—	25,767
Inventories	13,749	—	(1,773)	—	11,976
Prepaid expenses and other assets	4,569	(2)	(1,685)	—	2,882
Accounts payable	(4,912)	1	415	—	(4,496)
Intercompany accounts	2,510	(14)	(2,496)	—	—
Accrued liabilities	(142)	(9)	672	—	521

Net cash flow from operating activities	40,707	(17)	(1,834)	—	38,856

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,150)	—	(41)	—	(1,191)
Proceeds from sale of fixed assets	6	—	—	—	6

Net cash flow from investing activities	(1,144)	—	(41)	—	(1,185)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(30,000)	—	—	—	(30,000)
Repayment of long-term debt	(144)	—	—	—	(144)

Net cash flow from financing activities	(30,144)	—	—	—	(30,144)

Effect of exchange rate on cash and cash equivalents	—	—	91	—	91
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,419	(17)	(1,784)	—	7,618
CASH AND CASH EQUIVALENTS — Beginning of period	12,617	49	3,662	—	16,328

CASH AND CASH EQUIVALENTS — End of period	$22,036	$32	$1,878	$—	$23,946

NONCASH ACTIVITY
Unpaid capital expenditures	124	—	—	—	124
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	(2,313)	—	212	—	(2,101)
Cash interest paid	241	—	—	—	241

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this report under “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2009. We assume no obligation to update any of these forward-looking statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included in this report.

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

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. The price of copper is particularly volatile, and fluctuations in copper prices can significantly affect our sales and profitability. We generally attempt to pass along increases in the price of copper and other raw materials to our customers. However, it has been proven difficult to do so recently, chiefly because of lower overall demand and excess capacity in the wire & cable industry. In contrast, when the price of copper declines marginally and slowly over time, we attempt to maintain our prices. The average copper price on the COMEX was $3.29 per pound for the first quarter of 2010, as compared to $1.57 per pound for the first quarter of 2009.

As discussed in greater detail below, our sales volumes for the first quarter of 2010 increased compared to both the first quarter in 2009 (on a year-over-year basis) as well as the fourth quarter of 2009 (on a sequential basis), reflecting what we believe was a moderate improvement in overall market demand during the first quarter of 2010. This first quarter 2010 improvement comes on top of the demand stabilization we noted during the second half of 2009, and contrasts to the sharp volume declines we experienced during the fourth quarter of 2008 and early in 2009. However, our current sales levels and overall market demand, while showing signs of improvement during the first quarter of 2010, continue to be significantly below pre-recessionary levels. We, therefore, continue to face certain pricing pressures given reduced levels of overall demand, excess industry capacity, and rapidly increasing copper prices, which increased 110% to an average per pound price of $3.29 on the COMEX during the first quarter of 2010, as compared to an average of $1.57 per pound for the first quarter of 2009.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
	(In thousands)
Net sales	$155,980	100.0%	$117,322	100.0%
Gross profit	22,839	14.6	16,548	14.1
Selling, engineering, general and administrative expenses	11,207	7.2	10,659	9.1
Intangible amortization expense	2,017	1.3	2,630	2.2
Asset impairments	—	0.0	69,498	59.2
Restructuring charges	888	0.6	657	0.6

Operating income (loss)	8,727	5.6	(66,896)	(57.0)
Interest expense	6,532	4.2	6,405	5.5
Loss on extinguishment of debt	8,566	5.5	—	—
Other (income) loss, net	(127)	(0.1)	339	0.3

Loss before income taxes	(6,244)	(4.0)	(73,640)	(62.8)
Income tax benefit	(2,414)	(1.5)	(8,870)	(7.6)

Net loss	$(3,830)	(2.5)	$(64,770)	(55.2)

Diluted loss per share	(0.23)		(3.85)

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before net interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items include asset impairments and restructuring charges, losses on our repurchase of our 2012 Senior Notes in the first quarter of 2010, and foreign currency transaction gains and losses recorded at our Canadian subsidiary.

We believe both EBITDA and Adjusted EBITDA serve as appropriate measures to be used in evaluating the performance of our business. We use these measures in the preparation of our annual operating budgets and in determining levels of operating and capital investments. We believe both EBITDA and Adjusted EBITDA allow us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For example, we believe the inclusion of items such as taxes, interest expense and intangible asset amortization can make it more difficult to identify and assess operating trends affecting our business and industry. We also believe both EBITDA and Adjusted EBITDA are performance measures that provide investors, securities analysts and other interested parties a measure of operating results unaffected by differences in capital structures, business acquisitions, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. However, the usefulness of both EBITDA and Adjusted EBITDA as performance measures are limited by the fact that they both exclude the impact of interest expense, depreciation and amortization expense, and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Due to these limitations, we do not, and you should not, use either EBITDA or Adjusted EBITDA as the only measures of our performance. We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance. Finally, other companies may define EBITDA and Adjusted EBITDA differently and, as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA measures of other companies.

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

Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS	Three Months Ended March 31,
	2010	2009
	(In thousands)
Loss per share	$(0.23)	$(3.85)
Asset impairments (1)	—	3.64
Restructuring charges (2)	0.03	0.03
Loss on extinguishment of debt (3)	0.31	—
Foreign currency transaction loss (gain) (4)	—	0.02

Adjusted diluted earnings (loss) per share	$0.11	$(0.16)

Net income, as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net loss	$(3,830)	$(64,770)
Interest expense	6,532	6,405
Income tax benefit	(2,414)	(8,870)
Depreciation and amortization expense( a)	4,913	6,095

EBITDA	$5,201	$(61,140)

Asset impairments (1)	—	69,498
Restructuring charges (2)	888	657
Loss on extinguishment of debt (3)	8,566	—
Foreign currency transaction loss (gain) (4)	(127)	339

ADJUSTED EBITDA	$14,528	$9,354

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item shown in the table above which has been excluded from EBITDA in order to arrive at our measure of Adjusted EBITDA for each of the periods presented is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded a net loss of $3.8 million (or a loss of $0.23 per diluted share) in the first quarter of 2010, as compared to net loss of $64.8 million (or a loss of $3.85 per diluted share) for the first quarter of 2009. For the first quarter of 2010, we recorded EBITDA of $5.2 million, as compared to $(61.1) million in EBITDA for the first quarter of 2009. As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income-statement review below contains further detail regarding these items.

(1)	Asset impairments: Our results for the first quarter of 2009 were significantly impacted by non-cash asset impairments of $69.5 million ($61.2 million after tax, or $3.64 per diluted share), primarily as a result of a non-cash goodwill impairment charge recorded during the first quarter of 2009 relative to our Distribution segment. No asset impairments were recorded during the first quarter of 2010.
(2)	Restructuring charges: Our results for the first quarter of 2010 and 2009 included $0.9 million ($0.5 million after tax or $0.03 per diluted share) and $0.7 million ($0.5 million after tax or $0.03 per diluted share), respectively, in restructuring charges recorded primarily in connection with the closing of two plants in 2009, as well as for holding costs associated with certain properties closed in connection with the integration of our 2007 Acquisitions.
(3)	Loss on repurchase of 2012 Senior Notes: In 2010, we refinanced our 2012 Senior Notes by issuing $275.0 million in 2018 Senior Notes. As a result of the transaction, we recorded an associated loss of $8.6 million ($5.2 million after tax, or $0.31 per diluted share).
(4)	Foreign currency transaction loss (gain): We recorded a foreign currency transaction gain of $0.1 million ($0.08 million after tax, or $0.00 per diluted share) in the first quarter of 2010 and a foreign currency transaction loss of $0.3 million ($0.3 million after tax, or $0.02 per diluted share) in the first quarter of 2009 related to the impact of exchange rate fluctuations on our Canadian subsidiary.

Further details regarding each of the above-noted items is described below in the operations review.

Excluding the impact of the above-noted items, as detailed further below, our results for the first quarter of 2010 as compared to the first quarter of 2009, primarily reflect the impact of moderately improved market conditions which have resulted in increased demand levels, and the favorable impact of increased demand on our profitability, primarily in the form of higher overall gross profit. Our Adjusted EBITDA increased to $14.5 million, as compared to $9.4 million in the first quarter of 2009, as a result of the impact of higher demand levels and our ability to leverage our fixed costs over an increased sales base, partially offset by higher copper prices. The favorable impact of operating leverage mitigated the negative impact of increased copper prices in the face of continued excess capacity in the wire and cable industry which has caused continued pricing and gross margin pressures.

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Net sales — Net sales for the quarter were $156.0 million compared to $117.3 million for the first quarter of 2009, an increase of $38.7 million or 33.0%. The increase reflected significantly higher average copper prices and increased volumes during the first quarter of 2010 as compared to the same quarter last year. During the first quarter of 2010, the average daily selling price of copper cathode on the COMEX, averaged $3.29 per pound as compared to an average of $1.57 per pound for the first quarter of 2009. For the quarter, our total sales volume (measured in total pounds shipped) increased 8.8% compared to the first quarter of 2009 due to overall moderately improved market conditions within the industrial and OEM markets, and to a lesser degree, volume added as a result of new products introduced late in 2009 and early in 2010, primarily industrial cable products. On a sequential quarter basis, total volumes for the first quarter of 2010 were 5.9% higher than total volumes for the fourth quarter of 2009, reflecting the above-noted favorable impact of improved market conditions and new product sales.

Gross profit — We generated $22.8 million in total gross profit for the quarter, as compared to $16.5 million in the first quarter of 2009, an increase of $6.3 million, or 38.2%. The improvement primarily reflects the impact of the above-noted volume increases, with increased gross profit being recorded in both our Distribution and OEM segments as compared to the same quarter last year. For the quarter, our gross profit as a percentage of net sales (“gross profit rate”) also improved. Our gross profit rate was 14.6% for the first quarter of 2010 compared to 14.1% for the first quarter of 2009. This gross profit rate improvement reflected the favorable impact of lower unfavorable overhead variances and increased expense leverage as our fixed costs were spread over an increased net sales base. The favorable impact of improved fixed-cost leverage more than offset the impact of significant increases in copper prices. A significant portion of our business involves the production and sale of products which are priced to earn a fixed dollar margin, which causes our gross profit rate to compress in higher copper price environments, as was the case in the first quarter of 2010 as compared to the first quarter of 2009.

Selling, engineering, general and administrative (“SEG&A”) expense — We incurred total SEG&A expense of $11.2 million for the first quarter of 2010, as compared to $10.7 million for the first quarter of 2009, while our SEG&A as a percentage of total net sales decreased to 7.2% for the first quarter of 2010, as compared to 9.1% for the first quarter of 2009. This decline in SEG&A rate, reflects the favorable impact of increased expense leverage as our fixed costs were spread over a higher net sales base. Effective January 1, 2010, we reinstated the company match relative to our 401(K) savings plan. As a result, we recorded approximately $0.4 million in matching expense during the first quarter of 2010.

Intangible amortization expense — Intangible amortization expense for the first quarter of 2010 was $2.0 million as compared to $2.6 million for the first quarter of 2009, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. These intangible assets are amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. Amortization for the first quarter of 2010 was lower than the first quarter of 2009, primarily as a function of the impact of the aforementioned accelerated amortization methodology.

Asset impairments — During our quarter ended March 31, 2009, based on a combination of factors in existence at the time, including a significant decline in our market capitalization during the first quarter of 2009, as well as the recessionary economic environment and its then estimated potential impact on our business , we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis during the first quarter of 2009. Based on the work performed, we concluded that a goodwill impairment had incurred within three of the four reporting units within our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. Accordingly, we recorded a non-cash goodwill impairment charge of approximately $69.5 million, representing our best estimate of the impairment loss during the first quarter of 2009. No indicators of impairment existed during the first quarter of 2010.

Restructuring charges — Restructuring charges for the three months ended March 31, 2010 were $0.9 million, as compared to $0.7 million for the first quarter of 2009. For the first quarter of 2010, these expenses primarily related to closing costs associated with locations closed in 2009. For the first quarter of 2009, these expenses were primarily incurred in connection with severance for headcount reductions and for certain holding costs incurred relative to facilities closed during 2008.

Interest expense — We incurred $6.5 million in interest expense for the first quarter of 2010, as compared to $6.4 million for the three months ended March 31, 2009. The moderate increase in net interest expense was due primarily to higher average outstanding borrowings.

Income tax expense (benefit) — We recorded an income tax benefit of $2.4 million for the first quarter of 2010 compared to income tax benefit of $8.9 million for the first quarter of 2009, reflecting the pre-tax losses in the first quarter of 2010 and 2009. The decrease in our effective tax rate for the first quarter of 2010 as compared to the first quarter of 2009 reflects the fact that the $69.5 million pre-tax goodwill impairment charge recorded during the first quarter of 2009 included a significant amount of goodwill without corresponding tax basis, thereby reducing the associated tax benefit for the pre-tax charge and our effective tax rate for the quarter.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
	(In thousands)
Net Sales:
Distribution	$114,432	73.4%	$90,100	76.8%
OEM	41,548	26.6	27,222	23.2

Total	$155,980	100.0%	$117,322	100.0%

Operating Income (Loss):
Distribution	$10,486	9.2%	$7,575	8.4%
OEM	3,302	7.9	493	1.8

Total segments	13,788		8,068
Corporate	(5,061)		(74,964)

Consolidated operating income (loss)	$8,727	5.6%	$(66,896)	(57.0)%

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

Accordingly, as products are produced and sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Distribution Segment

For the first quarter of 2010, net sales were $114.4 million, as compared to $90.1 million for the first quarter of 2009, an increase of $24.3 million, or 27.0%. As noted above in our discussion of consolidated results, this increase was due primarily to an increase in copper prices and sales volumes as compared to the same quarter last year. For the 2010 quarter, our Distribution segment total sales volume (measured in total pounds shipped) increased 10.1% compared to the first quarter of 2009, reflecting moderately improved overall market conditions and the favorable impact of sales of new products, primarily industrial cable products.

Operating income was $10.5 million for the first quarter of 2010, as compared to $7.6 million for the first quarter of 2009, an increase of $2.9 million, primarily reflecting the above-noted impact on gross profit of increased sales volumes in 2010. Our segment operating income rate was 9.2% for the 2010 quarter, as compared to 8.4% for the same period last year. The increase in the operating income rate was primarily due to increased expense leverage of fixed expenses given the higher sales base for the first quarter of 2010 as compared to the same quarter last year.

OEM Segment

For the first quarter of 2010, net sales were $41.5 million, as compared to $27.2 million for the first quarter of 2009, an increase of $14.3 million, or 52.6%. As noted above in our discussion of consolidated results, this increase was due primarily to an increase in copper prices and sales volumes as compared to the same quarter last year. For the 2010 quarter, our OEM segment total sales volume (measured in total pounds shipped) increased 6.1% compared to the first quarter of 2009, primarily reflecting improved market conditions and increased demand from existing customers which had been particularly affected by the economic circumstances in existence during the first quarter of 2009.

Operating income was $3.3 million for the first quarter of 2010, as compared to $0.5 million for the first quarter of 2009, an increase of $2.8 million, primarily reflecting the above-noted impact of higher sales levels in 2010. Our segment operating income rate was 7.9% for the 2010 quarter, as compared to 1.8% for the same quarter last year. The increase in the operating income rate was primarily due to increased expense leverage of fixed expenses given the higher sales base for the first quarter of 2010 as compared to the same quarter last year.

Liquidity and Capital Resources

Debt

The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of March 31, 2010	As of December 31, 2009
Revolving credit facility expiring April 2, 2012	$—	$10,239
Senior notes due October 15, 2012 and February 15, 2018, respectively	271,478	226,597
Capital lease obligations	13	17

Total long-term debt, including current portion	$271,491	$236,853

As of March 31, 2010, we had a total of $24.6 million in cash and cash equivalents and no outstanding borrowings under our Revolving Credit Facility. Also, as of March 31, 2010, we have no required debt repayments until our Senior Notes mature in 2018.

Revolving Credit Facility

Our five-year revolving credit facility (the “Revolving Credit Facility”), which expires in April 2012, is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At March 31, 2010, we had $103.5 million in remaining excess availability. Interest on borrowings under the Revolving Credit Facility is payable, at our option, at the agent’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay a 0.50% unused line fee pursuant to the terms of the Revolving Credit Facility for unutilized availability.

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

We amended our Revolving Credit Facility on January 19, 2010, in connection with the issuance of the 2018 Senior Notes (i) to permit the sale of the 2018 Senior Notes (ii) to enhance our ability to create and finance foreign subsidiaries, (iii) to change covenants and make other provisions to increase operating flexibility. Pursuant to this amendment, borrowing availability under the Revolving Credit Facility for foreign subsidiaries is limited to the greater of (i) the sum of 85% of the aggregate book value of accounts receivable of such foreign subsidiaries plus 60% of the aggregate book value of the inventory of such foreign subsidiaries and (ii) $25 million (excluding permitted intercompany indebtedness of such foreign subsidiaries).

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

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10.0 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. We maintained greater than $30.0 million of monthly excess availability during the first quarter of 2010.

As of March 31, 2010, we were in compliance with all of the covenants of our Revolving Credit Facility.

Refinancing of 2012 Senior Notes with 2018 Senior Notes

In the first quarter of 2010, in order to take advantage of what we believed were favorable refinancing conditions at the time, we undertook a refinancing of our 2012 Senior Notes in order to extend the maturity date of such long-term, unsecured debt, and lower the coupon rate on such debt. In total, we issued $275 million of 2018 Senior Notes (defined below), which resulted in $271.9 million in proceeds (after giving effect to $3.6 million in original issuance discounts and $0.5 million of prepaid interest). A portion of the proceeds were used to retire our $225 million of remaining 2012 Senior Notes, and the remainder is available to be used in the future for general corporate purposes, including potential acquisitions. As detailed below, the issuance of our 2018 Senior Notes occurred in two parts, both completed during the first quarter of 2010.

On February 3, 2010 we completed a private placement under Rule 144A under the Securities Act of 1933 of $235 million aggregate principal amount of 9.0% unsecured senior notes due in 2018 (the “Initial Private Placement”) to refinance our 2012 Senior Notes. The Initial Private Placement resulted in gross proceeds of approximately $231.7 million, which reflects a discounted issue price of 98.597% of the principal amount. The proceeds were used, together with other available funds, for payment of consideration and costs relating to a cash tender offer and consent solicitation for our 2012 Senior Notes. A total of $199.4 million aggregate principal amount of the 2012 Notes were tendered, which represented approximately 88.6% of the $225 million aggregate principal amount of the 2012 Notes outstanding. We redeemed the remaining $25.6 million of 2012 Senior Notes on March 22, 2010. On March 23, 2010, we completed another private placement offering under Rule 144A under the Securities Act of 1933 (the “Supplemental Private

Placement”) of $40 million aggregate principal amount of 9.0% unsecured senior notes due in 2018 (together with the senior notes offered in the Initial Private Placement, the “2018 Senior Notes”). We received gross proceeds from the Supplemental Private Placement of approximately $39.7 million, which reflects a discounted issue price of 99.25% of the principal amount. The proceeds were used, together with original senior note offer, for payment of consideration and costs relating to a cash tender offer for the final $25.6 million of original 2012 Senior Note redemptions. The 2018 Senior Notes mature on February 15, 2018 and interest on these notes will accrue at a rate of 9.0% per annum and be payable semi-annually on each February 15 and August 15, commencing August 15, 2010.

We recorded a loss of $8.6 million in the first quarter of 2010 on the early extinguishment of our 2012 Senior Notes. This amount included the write-off of approximately $1.9 million of remaining unamortized debt issuance costs and bond premium amounts related to the 2012 Senior Notes, as well as the impact of the call and tender premiums paid in connection with the refinancing.

In connection with the issuance of 2018 Senior Notes, we incurred approximately $6.6 million in costs that have been recorded as deferred financing costs to be amortized over the term of the 2018 Senior Notes.

As of March 31, 2010, we were in compliance with all of the covenants of our 2018 Senior Notes.

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

Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, debt service and capital expenditures for the foreseeable future. We had no outstanding borrowings against our $200.0 million Revolving Credit Facility and had $103.5 million in excess availability at March 31, 2010, as well as $24.6 million in cash on hand. We have no required debt repayments until our Senior Notes mature in 2018.

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

Our Revolving Credit Facility permits us to redeem, retire, or repurchase our 2018 Senior Notes subject to certain limitations. We may repurchase 2018 senior notes in the future but whether we do so will depend on a number of factors and there can be no assurance that we will repurchase any amounts of our 2018 Senior Notes.

Net cash used by operating activities for the first quarter of 2010 was $5.8 million compared to net cash provided by operating activities of $38.9 million for the first quarter of 2009. The $44.7 million decline in cash provided by operating activities for the first quarter of 2010 as compared to 2009 was largely a result of the impact of changes in working capital items, primarily changes in inventory, accounts receivable, and accounts payable. First, our consolidated inventory levels measured in copper pounds as of March 31, 2010 declined from levels at December 31, 2009, however, increased copper prices during the same time period resulted in the total dollar value of our inventory increasing, and resulted in a net use of approximately $6.9 million in operating cash flows during the first quarter of 2010. This decrease contrasted with the generation of $12.0 million in operating cash flows during the first quarter of 2009 related to inventories, as inventory levels were reduced given a significant reduction in demand at that same time. Similarly, we generated $25.8 million in operating cash flows from accounts receivable during the first quarter of 2009 as a result of lower outstanding receivable levels at March 31, 2009 compared to December 31, 2008, reflecting a reduction in receivable levels given a significant reduction in demand at that same time, which significantly lowered our required working capital investment in accounts receivable at March 31, 2009, as compared to December 31, 2008. These significant improvements in operating cash flows generated from inventories and accounts receivable realized in the first quarter of 2009 create unfavorable year-over-year comparisons when the first quarter of 2009 is compared with the first quarter of 2010. The impact of such items on year-over-year cash flows was partially offset, however, by changes in our accounts payable levels over the same periods. For the first quarter of 2010, we recorded $7.9 million in operating cash flows relative to accounts payable compared to a use of $4.5 million in 2008. This change reflects a significant reduction in accounts payable levels at the end of the first quarter of 2009 given the above-noted sharp decline in copper prices and demand levels that occurred at that period in time, which lowered our overall level of accounts payable.

Net cash used in investing activities for the first quarter of 2010 was $1.3 million, primarily due to capital expenditures.

Net cash provided by financing activities for the first quarter of 2010 was $23.9 million due primarily to the refinancing of our Senior Notes during the first quarter of 2010, as discussed above, inclusive of approximately $6.1 in bond issuance costs. In addition as a result of the bond offering, we were able to repay our outstanding revolver balance of approximately $10.2 million.

New Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued an accounting update on fair value measurement and disclosures. This update provides guidance clarifying fair value measurement valuation techniques as well as disclosure requirements concerning transfers between levels within the fair value hierarchy. This update, which is effective for the first quarter of 2010, did not have a significant impact on our financial statements.

Variable Interest Entity

In June 2009, the FASB issued an update to the accounting guidance for consolidation. Accordingly, new accounting standards concerning the treatment of variable interest entities were issued. This guidance addresses the effects on certain provisions of consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept. This guidance also addresses the ability to provide timely and useful information about an enterprise’s involvement in a variable interest entity. The accounting update is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This update, which is effective for the first quarter of 2010, did not have a significant impact on our financial statements.

There were no significant changes to our critical accounting policies during the first quarter of 2010.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (available at www.sec.gov), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Some of the key factors that could cause actual results to differ from our expectations include:

•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	further adverse changes in general economic and capital market conditions;

•	changes in the demand for our products by key customers;

•	additional impairment charges related to our goodwill and long-lived assets;

•	failure of customers to make expected purchases, including customers of acquired companies;

•	changes in the cost of labor or raw materials, including PVC and fuel;

•	failure to identify, finance or integrate acquisitions;

•	failure to accomplish integration activities on a timely basis;

•	failure to achieve expected efficiencies in our manufacturing and integration consolidations;

•	unforeseen developments or expenses with respect to our acquisition, integration and consolidation efforts;

•	increase in exposure to political and economic development crises, instability, terrorism, civil strife, expropriation, and other risks of doing business in foreign markets;

•	impact of foreign currency fluctuations and changes on exchange rates; and

•	other risks and uncertainties, including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our principal market risks are exposure to changes in commodity prices, primarily copper prices, and exchange rate risk relative to our operations in Canada. As of March 31, 2010, we have no variable-rate borrowings outstanding which would expose us to interest rate risk from variable-rate debt.

Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At March 31, 2010, we had contracts with an aggregate fair value of $0.1 million, consisting of contracts to sell 625,000 pounds of copper in May 2010 and contracts to buy 125,000 pounds of copper at July 2010. A hypothetical adverse movement of 10% in the price of copper at March 31, 2010, with all other variables held constant, would have resulted in a loss in the fair value of our commodity futures contracts of approximately $0.2 million as of March 31, 2010.

Interest Rate Risk. As of March 31, 2010, we had no variable-rate debt outstanding as we had no outstanding borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or LIBOR.

ITEM 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Some of our employees belong to a labor union and certain actions by such employees, such as strikes or work stoppages, could disrupt our operations or cause us to incur costs.

As of March 31, 2010, we employed 950 persons, approximately 24.8% of whom are covered by a collective bargaining agreement, which expires on December 21, 2012. If unionized employees were to engage in a concerted strike or other work stoppage, if other employees were to become unionized, or if we are unable to negotiate a new collective bargaining agreement when the current one expires, we could experience a disruption of operations, higher labor costs or both. A strike or other disruption of operations or work stoppage could reduce our ability to manufacture quality products for our customers in a timely manner.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended March 31, 2010:

Three Months Ended March 31, 2010	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – January 31	—	$—	—	—
February 1 – February 28	1,671	4.37	—	—
March 1 – March 31	—	—	—	—

Total	1,671	$4.37	—	—

(1)	The Company purchased all of the 1,671 shares between February 1, 2010 and February 28, 2010 from an employee of the Company that were withheld to satisfy the tax withholding obligation due upon vesting of a restricted stock award.

ITEM 6.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC. (Registrant)

Date: May 5, 2010	By	/S/ G. GARY YETMAN

Chief Executive Officer and President

Date: May 5, 2010	By	/S/ RICHARD N. BURGER
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description

1.0 —	Purchase Agreement, dated March 18, 2010, among Coleman Cable, Inc., certain subsidiary guarantors and the initial purchaser of the Notes, incorporated herein by reference to our Current Report on Form 8-K as filed on March 18, 2010.

3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2009

4.1 —	Registration Rights Agreement dated March 23, 2010 between Coleman Cable, Inc., the guarantors from time to time party thereto and the initial purchaser of the Notes, incorporated by reference to our Current Report on Form 8-K as filed on March 23, 2010.

10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Coleman Cable, Inc. Long-Term Incentive Plan

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.