Form 10-Q
period 2010-06-30
Coleman Cable, Inc.
filed 2010-08-06
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Common shares outstanding as of August 1, 2010: 17,344,480

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
NET SALES	$174,011	$112,932	$329,991	$230,254
COST OF GOODS SOLD	148,015	95,922	281,156	196,696

GROSS PROFIT	25,996	17,010	48,835	33,558
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	11,852	9,833	23,059	20,492
INTANGIBLE ASSET AMORTIZATION	1,606	2,073	3,623	4,703
GOODWILL IMPAIRMENT	—	—	—	69,498
RESTRUCTURING CHARGES	436	1,700	1,324	2,357

OPERATING INCOME (LOSS)	12,102	3,404	20,829	(63,492)
INTEREST EXPENSE	6,970	6,366	13,502	12,771
GAIN ON REPURCHASE OF SENIOR NOTES	—	(2,900)	—	(2,900)
LOSS ON EXTINGUISHMENT OF DEBT	—	—	8,566	—
OTHER (INCOME) LOSS, NET	241	(732)	114	(393)

INCOME (LOSS) BEFORE INCOME TAXES	4,891	670	(1,353)	(72,970)
INCOME TAX EXPENSE (BENEFIT)	1,776	370	(638)	(8,500)

NET INCOME (LOSS)	$3,115	$300	$(715)	$(64,470)

EARNINGS (LOSS) PER COMMON SHARE DATA
NET INCOME (LOSS) PER SHARE
Basic	$0.18	$0.02	$(0.04)	$(3.84)
Diluted	0.18	0.02	(0.04)	(3.84)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,939	16,809	16,918	16,808
Diluted	17,009	17,195	16,918	16,808

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except per share data)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,466	$7,599
Accounts receivable, net of allowances of $2,588 and $2,565, respectively	98,511	86,393
Inventories	85,565	66,222
Deferred income taxes	3,054	3,129
Assets held for sale	3,749	3,624
Prepaid expenses and other current assets	9,282	5,959

Total current assets	219,627	172,926

PROPERTY, PLANT AND EQUIPMENT, NET	47,553	50,666
GOODWILL	29,065	29,064
INTANGIBLE ASSETS	26,962	30,584
DEFERRED INCOME TAXES	50	434
OTHER ASSETS	9,979	6,433

TOTAL ASSETS	$333,236	$290,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$9	$14
Accounts payable	22,661	17,693
Accrued liabilities	28,113	23,980

Total current liabilities	50,783	41,687

LONG-TERM DEBT	271,590	236,839
OTHER LONG-TERM LIABILITIES	3,826	3,823
DEFERRED INCOME TAXES	1,443	2,498
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 17,344 and 16,809 issued and outstanding on June 30, 2010 and December 31, 2009	17	17
Additional paid-in capital	89,417	88,475
Accumulated deficit	(83,703)	(82,987)
Accumulated other comprehensive loss	(137)	(245)

Total shareholders’ equity	5,594	5,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$333,236	$290,107

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(715)	$(64,470)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	10,223	12,039
Stock-based compensation	1,084	1,211
Foreign currency transaction (gain) loss	114	(393)
Gain on repurchase of senior notes	—	(2,900)
Loss on extinguishment of debt	8,566	—
Goodwill impairments	—	69,498
Deferred taxes	(657)	(9,363)
Loss on disposal of fixed assets	476	14
Changes in operating assets and liabilities:
Accounts receivable	(12,181)	27,470
Inventories	(19,341)	10,136
Prepaid expenses and other assets	(3,268)	4,287
Accounts payable	4,834	(4,252)
Accrued liabilities	3,492	(6,446)

Net cash flow from operating activities	(7,373)	36,831

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,955)	(2,078)
Purchases of investments	(1,280)	—
Proceeds from sale of fixed assets	39	16

Net cash flow from investing activities	(4,196)	(2,062)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(10,239)	(30,000)
Debt amendment fee	—	(1,012)
Payment of deferred financing fees related to issuance of 2018 Senior Notes	(6,607)	—
Repayment of long-term debt	(231,651)	(10,080)
Proceeds from the issuance of 2018 Senior Notes	271,911	—

Net cash flow from financing activities	23,414	(41,092)

Effect of exchange rate changes on cash and cash equivalents	22	73
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,867	(6,250)
CASH AND CASH EQUIVALENTS — Beginning of period	7,599	16,328

CASH AND CASH EQUIVALENTS — End of period	$19,466	$10,078

NONCASH ACTIVITY
Unpaid capital expenditures	149	159
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	819	(3,504)
Cash interest paid	8,468	12,537

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. All amounts are in thousands, unless otherwise indicated. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures

In January 2010, the FASB issued an accounting update on fair value measurement and disclosures. This update provides guidance clarifying fair value measurement valuation techniques as well as disclosure requirements concerning transfers between levels within the fair value hierarchy. This update, which was effective for the first quarter of 2010, did not have a significant impact on our financial statements.

Variable Interest Entity

In June 2009, the FASB issued an update to the accounting guidance for consolidation. Accordingly, new accounting standards concerning the treatment of variable interest entities were issued. This guidance addresses the effects on certain provisions of consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept. This guidance also addresses the ability to provide timely and useful information about an enterprise’s involvement in a variable interest entity. The accounting update is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This update, which was effective for the first quarter of 2010, did not have a significant impact on our financial statements.

3. GOODWILL IMPAIRMENT

Under goodwill accounting rules, we are required to assess goodwill for impairment annually (our annual measurement date is December 31st), or more frequently if events or circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. No potential goodwill impairment indicators existed for the period ending June 30, 2010.

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

4. RESTRUCTURING ACTIVITIES

We incurred restructuring costs of $436 and $1,324 during the second quarter and first half of 2010, respectively. For the first half of 2010, these expenses were primarily comprised of holding costs associated with nine facilities closed throughout 2008 and 2009. The $3,472 liability as of June 30, 2010 primarily relates to lease liabilities associated with certain leased facilities closed during 2008 in connection with the integration of our 2007 acquisitions. Our reserve for lease termination costs represents our estimate of the liability existing relative to closed properties under lease and is equal to our remaining obligation under such leases reduced by estimated sublease rental income reasonably expected for the properties. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of one or more lease terminations, sublease agreements, or changes in the related markets in which the properties are located.

	Employee Severance and Relocation Costs	Lease Termination Costs	Equipment Relocation Costs	Other Closing Costs	Total
BALANCE — December 31, 2009	$23	$4,362	$—	$—	$4,385
Provision	17	251	52	1,004	1,324
Cash payments	(14)	(1,167)	(52)	(1,004)	(2,237)

BALANCE — June 30, 2010	$26	$3,446	$—	$—	$3,472

5. INVENTORIES

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
FIFO cost:
Raw materials	$26,203	$20,962
Work in progress	4,066	3,807
Finished products	55,296	41,453

Total	$85,565	$66,222

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2010	December 31, 2009
Salaries, wages and employee benefits	$7,143	$3,113
Sales incentives	6,038	8,302
Interest	10,359	5,824
Other	4,573	6,741

Total	$28,113	$23,980

7. DEBT

	June 30, 2010	December 31, 2009
Revolving credit facility expiring April 2012	$—	$10,239
9.875% Senior Notes due October 2012, including unamortized premium of $1,617	—	226,597
9% Senior Notes due February 2018, including unamortized discount of $3,410	271,590	—
Capital lease obligations	9	17

	271,599	236,853
Less current portion	(9)	(14)

Long-term debt	$271,590	$236,839

Senior Secured Revolving Credit Facility

Our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”) is a senior secured facility that provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At June 30, 2010, we had $0 in borrowings under the facility, with $108,736 in remaining excess availability. At December 31, 2009, we had $10,239 in borrowings outstanding under the facility, with $80,838 in remaining excess availability.

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

         In order to complete the refinancing of our 2012 Senior Notes as described below, we were required to amend the terms of our Revolving Credit Facility to allow for such refinancing. Accordingly, on January 19, 2010, our Revolving Credit Facility was amended (i) to permit the Initial Private Placement (defined below), (ii) to enhance our ability to create and finance foreign subsidiaries, and (iii) to change covenants and make other provisions to increase operating flexibility (the “2010 Amendment”). Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10,000 in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (i) $200,000 or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10,000 sublimit for letters of credit. Pursuant to the 2010 Amendment, borrowing availability under the Revolving Credit Facility for foreign subsidiaries is limited to the greater of (i) the sum of 85% of the aggregate book value of accounts receivable of such foreign subsidiaries plus 60% of the aggregate book value of the inventory of such foreign subsidiaries and (ii) $25,000 (excluding permitted intercompany indebtedness of such foreign subsidiaries).

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

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability during 2009 and for the first half of 2010.

Refinancing of 2012 Senior Notes with 2018 Senior Notes

In the first quarter of 2010, in order to take advantage of what we believed were favorable refinancing conditions, we undertook a refinancing of our 2012 Senior Notes in order to extend the maturity date of such long-term, unsecured debt, and lower the coupon rate on such debt. In total, we issued $275,000 of 2018 Senior Notes (defined below), which resulted in $271,911 in proceeds (after giving effect to $3,597 in original issuance discounts and $500 of prepaid interest). A portion of these proceeds were used to retire $224,980 in par value of our remaining 2012 Senior Notes, and the remainder is available to be used in the future for general corporate purposes, including potential acquisitions. As detailed below, the issuance of our 2018 Senior Notes occurred in two parts, both completed during the first quarter of 2010.

On February 3, 2010 we completed a private placement under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) of $235,000 aggregate principal amount of 9.0% unsecured senior notes due in 2018 (the “Initial Private Placement”) to refinance our 2012 Senior Notes. The Initial Private Placement resulted in gross proceeds of approximately $231,703, which reflects a discounted issue price of 98.597% of the principal amount. The proceeds were used, together with other available funds, for payment of consideration and costs relating to a cash tender offer and consent solicitation for our 2012 Senior Notes. A total of $199,429 aggregate principal amount of the 2012 Notes were tendered, which represented approximately 88.6% of the $224,980 aggregate principal amount of the 2012 Notes outstanding. We redeemed the remaining $25,551 of 2012 Senior Notes on March 22, 2010. On March 23, 2010, we completed another private placement offering under Rule 144A under the Securities Act (the “Supplemental Private Placement”) of $40,000 aggregate principal amount of 9.0% unsecured senior notes due in 2018 (together with the senior notes offered in the Initial Private Placement, the “2018 Senior Notes”). We received gross proceeds from the Supplemental Private Placement of approximately $39,700, which reflects a discounted issue price of 99.25% of the principal amount. The proceeds were used, together with the proceeds of the Initial Private Placement, for payment of consideration and costs relating to a cash tender offer for the final $25,551 of original 2012 Senior Note redemptions. The 2018 Senior Notes mature on February 15, 2018 and interest on these notes will accrue at a rate of 9.0% per annum and be payable semi-annually on each February 15 and August 15, commencing August 15, 2010.

Pursuant to the terms of registration rights agreements we entered into in connection with the issuance of the 2018 Senior Notes, we agreed, among other things, to make commercially reasonable efforts to file and cause to become effective an exchange offer registration statement with the SEC with respect to a registered offer (the “Exchange Offer”) to exchange the 2018 Senior Notes for registered notes substantially identical in all material respects to the 2018 Senior Notes (the “Exchange Notes”). The Exchange Offer was launched on June 16, 2010 and expired on July 16, 2010. In connection with the Exchange Offer, $275,000, or 100%, of the outstanding 2018 Senior Notes were exchanged for Exchange Notes in the Exchange Offer.

We recorded a loss of $8,566 in the first quarter of 2010 on the early extinguishment of our 2012 Senior Notes. This amount included the write-off of approximately $1,897 of remaining unamortized debt issuance costs and bond premium amounts related to the 2012 Senior Notes, as well as the impact of the call and tender premiums paid in connection with the refinancing.

In connection with the issuance of 2018 Senior Notes, we incurred approximately $6,607 in costs that have been recorded as deferred financing costs to be amortized over the term of the 2018 Senior Notes.

As of June 30, 2010, we were in compliance with all of the covenants of our 2018 Senior Notes.

The fair value of our debt and capitalized lease obligations was approximately $266,922 at June 30, 2010, with the fair value of our 2018 Senior Notes based on sales prices of recent trading activity.

8. EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of June 30, 2010 and 2009, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Basic and Diluted Earnings (Loss) per Share	2010	2009	2010	2009
Basic EPS Numerator:
Net income (loss)	$3,115	$300	$(715)	$(64,470)
Less: Earnings allocated to participating securities	(73)	(6)	—	—

Net income (loss) allocated to common shareholders	$3,042	$294	$(715)	$(64,470)

Basic EPS Denominator:
Weighted average shares outstanding	16,939	16,809	16,918	16,808
Basic earnings (loss) per common share	$0.18	$0.02	$(0.04)	$(3.84)

Diluted EPS Numerator:
Net income (loss)	$3,115	$300	$(715)	$(64,470)
Less: Earnings allocated to participating securities	(73)	(6)	—	—

Net income (loss) allocated to common shareholders	$3,042	$294	$(715)	$(64,470)

Diluted EPS Denominator:
Weighted average shares outstanding	16,939	16,809	16,918	16,808
Dilutive common shares issuable upon exercise of stock options	70	386	—	—

Diluted weighted average shares outstanding	17,009	17,195	16,918	16,808

Diluted earnings (loss) per common share	$0.18	$0.02	$(0.04)	$(3.84)

Options

Options with respect to 1,121 and 1,408 common shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2010, respectively, because they were antidilutive. Options with respect to 1,313 common shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009 because they were antidilutive.

Restricted Stock

The fair value of our restricted stock is calculated based upon the fair market value of our underlying stock at the date of grant. As of June 30, 2010, there were 406 shares of restricted stock outstanding with an unrecognized stock-based compensation expense of approximately $775 to be recognized as compensation expense over a weighted average of two years.

9. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. We recorded $724 and $1,084 in stock compensation expense for the three and six months ended June 30, 2010, respectively, compared to $693 and $1,211 for the three and six months ended June 30, 2009, respectively.

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

Changes in stock options were as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding January 1, 2010	1,300	$11.86	7.5	—
Granted	150	4.42	9.7	183
Exercised	—	—
Forfeited or expired	(42)	13.00	6.7

Outstanding June 30, 2010	1,408	11.03	7.3	656
Vested or expected to vest	1,361	11.23	7.3	604
Exercisable	96	3.99	8.6	158

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value.

Stock Awards

In January 2010, the Company awarded unvested common shares to members of its board of directors. In total, non-management board members were awarded 166 unvested shares with an approximate aggregate fair value of $557. One-third of the shares vest on the first, second and third anniversary of the grant date. These awarded shares are participating securities which provide the recipient with both voting rights and, to the extent dividends, if any, are paid by the Company, non-forfeitable dividend rights with respect to such shares. Additionally, in March 2010, we awarded 775 performance shares to certain executives and key employees. Of the total performance shares awarded, 517 are convertible to stock, on a one-to-one basis, contingent upon future stock price performance. If, at any time up to ten years after the date of grant, the Company’s common stock attains three separate incrementally increasing stock price goals beginning with a price representing approximately 350% of the average stock price on the date of grant, a portion of the awards will vest. Of the total 517 performance shares convertible to stock, 117, 200, and 200 awards will vest upon reaching the first, second and third stock price targets, respectively. For accounting purposes, performance shares were measured on the grant date using a Monte Carlo model, with an assumption of 88.5% volatility, and a risk-free rate of 3.6%, resulting in an estimated aggregate fair value of approximately $1,974, which is required to be amortized as non-cash stock compensation expense over the estimated derived service period (also estimated using a Monte Carlo model) of approximately 2.5 years.

Changes in nonvested shares for the first half of 2010 were as follows:

	Shares	Weighted-Average Grant -Date Fair Value
Nonvested at January 1, 2010	371	$4.52
Granted	683	3.98
Vested	(131)	4.75
Forfeited	—	—

Nonvested at June 30, 2010	923	$4.09

The remaining 258 performance shares vest under the same terms as those performance awards to be settled in stock, but are settled in cash rather than stock. Of the total 258 performance shares settled in cash, 58, 100, and 100 awards will vest upon reaching the first, second and third stock price targets, respectively. These cash-settled shares are re-measured for value and estimated service period each balance sheet date using a Monte Carlo model (using the same assumptions noted above) and are recorded as a liability. These awards had an estimated aggregate fair value of approximately $1,203 as of June 30, 2010, which will be recorded as stock compensation expense over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 2.5 years as of June 30, 2010.

Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$3,115	$300	$(715)	$(64,470)
Other comprehensive income (loss):
Currency translation adjustment, net of tax	(119)	174	62	36
Unrealized gains on available for sale securities (Level 1), net of tax (See Note 15)	6	—	46	—
Derivative gains, net of tax	—	157	—	371

Total comprehensive income (loss)	$3,002	$631	$(607)	$(64,063)

For the three and six months ended June 30, 2010, the changes in other comprehensive income were net of tax provisions of $3 and $27, respectively, related to the change in fair value of available for sale securities (classified as Level 1 securities under the fair value hierarchy-See Note 15), and a tax benefit of $54 and tax provision of $153, respectively, for unrealized foreign currency losses. For the three and six months ended June 30, 2009, the changes in other comprehensive income were net of tax provisions of $99 and $236, respectively, related to the change in fair value of derivatives, and a provision of $85 and $18, respectively, for unrealized foreign currency losses.

10. RELATED PARTIES

We lease our corporate office facility from HQ2 Properties, LLC (“HQ2”). HQ2 is owned by certain members of our Board of Directors and executive management. We made rental payments of $98 and $196 to HQ2 for the three and six months ended June 30, 2010, respectively. We made rental payments of $96 and $192 to HQ2 for the three and six months ended June 30, 2009, respectively. In addition, we lease three manufacturing facilities and three vehicles from DJR Ventures, LLC (“DJR”) in which one of our executive officers has substantial minority interest, and we paid a total of $326 and $589 for the three and six months ended June 30, 2010, respectively. We made payments of $347 and $604 to DJR for the three and six months ended June 30, 2009, respectively.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,703 and $3,046 for the three and six months ended June 30, 2010, respectively, and was $1,497 and $3,121 for the three and six months ended June 30, 2009, respectively.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of June 30, 2010, we had a $400 accrual recorded for this liability.

Though no assurances are possible, we believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations or cash flows.

12. DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. For those hedging relationships that meet such criteria, and for which hedge accounting is applied, we formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as the risk management objectives involved. We had no hedge positions at June 30, 2010, to which hedge accounting was applied. However, all of our hedges for which hedge accounting has been applied in the past qualified and were designated as cash flow hedges. We assess both at inception and at least quarterly thereafter, whether the derivatives used in these cash flow hedges are highly effective in offsetting changes in the cash flows associated with the hedged item. The effective portion of the related gains or losses on these derivative instruments are recorded in shareholders’ equity as a component of Other Comprehensive Income (“OCI”), and are subsequently recognized in income or expense in the period in which the related hedged items are recognized. The ineffective portion of these hedges related to an over-hedge (extent to which a change in the value of the derivative contract does not perfectly offset the change in value of the designated hedged item) is immediately recognized in income. Cash settlements related to derivatives are included in the operating section of the consolidated statement of cash flows, with prepaid expenses and other current assets or accrued liabilities, depending on the position.

We use exchange traded futures contracts to mitigate the potential impact of fluctuations in the price of copper. We calculate the fair value of futures contracts quarterly based on the quoted market price for the same or similar financial instruments. These derivatives have been determined to be Level 1 under the fair value hierarchy due to available market prices.

As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our condensed consolidated balance sheets, gross values are netted and classified within prepaid expenses and other current assets or accrued liabilities depending upon our aggregate net position at the balance sheet date.

At June 30, 2010, we had outstanding copper futures contracts, with an aggregate fair value of $31, consisting of contracts to sell 625 pounds of copper in September 2010, as well as contracts to buy 50 pounds and 300 pounds of copper in September 2010 and December 2010, respectively. At June 30, 2010, we had $198 cash collateral posted relative to our outstanding derivative positions. At June 30, 2009, we had outstanding copper futures contracts, with an aggregate fair value of $242, consisting of contracts to sell 675 pounds of copper in September 2009, as well as contracts to buy 575 pounds of copper at various dates through the end of 2009. At June 30, 2009, we had no cash collateral posted relative to our then outstanding derivative positions.

As hedge accounting has not been applied to any of our open hedges at June 30, 2010, no associated gains or losses have been recorded within OCI. At June 30, 2009, cumulative gains of $611 existed in OCI.

Derivatives accounted for as Hedges under the Accounting Rules	Gain Recognized in OCI (Effective Portion)	Gain Recognized in Income (Ineffective Portion)	Location of Gain Recognized in Income
Copper commodity contracts:
Three months ended June 30, 2009	$256	$13	Cost of goods sold
Six months ended June 30, 2009	$611	$14	Cost of goods sold

Derivatives not accounted for as Hedges under the Accounting Rules	Loss (Gain) Recognized in Income	Location of Loss (Gain) Recognized in Income
Copper commodity contracts:
Three months ended June 30, 2010	$(354)	Cost of goods sold
Six months ended June 30, 2010	$(255)	Cost of goods sold
Three months ended June 30, 2009	$430	Cost of goods sold
Six months ended June 30, 2009	$1,038	Cost of goods sold

13. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Effective Tax Rate	36.3%	55.2%	47.2%	11.6%

The decrease in our tax rate for the second quarter of 2010, as compared to the second quarter of 2009, reflects the impact of a change in our estimated annual effective tax rate between the first and second quarter during 2009. The increase in our effective tax rate for the first half of 2010 as compared to the first half of 2009 reflects the $69,498 pre-tax goodwill impairment charge recorded during the first quarter of 2009. A significant amount of the related book goodwill did not have a corresponding tax basis, thereby reducing the associated tax benefit and our effective tax rate for the first quarter of 2009. Income tax expense for the fourth quarter of 2009 included an out-of-period adjustment to correct an error in the amount of tax benefit initially recorded in relation to the non-cash goodwill impairment charge of $69,498 recorded in the first quarter of 2009. The adjustment resulted in a $2,900 decrease in the tax benefit associated with the impairment charge and a corresponding decrease in the non-current deferred income taxes reported in the first half of 2009. The adjustment would have resulted in an effective tax rate of 7.7% for the six months ended June 30, 2009.

14. BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. We currently make matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $356 and $725 related to these savings plans during the three and six months ended June 30, 2010, respectively. We recorded expense of $25 and $242 for the three and six months ended June 30, 2009, respectively.

Riblet Pension Plan

As previously disclosed in the financial statements for the fiscal year ending December 31, 2009, as a result of its merger with Riblet Products Corporation (“Riblet”) in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The Riblet plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 86 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan. The Company does not expect to make any plan contributions in 2010.

The following table summarizes the components of net periodic benefit cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service Cost	N/A	N/A	N/A	N/A
Interest cost	$16	$16	$32	$32
Expected return on plan assets	(9)	(9)	(18)	(18)
Recognized net actuarial loss	—	—	—	—

Net periodic benefit cost	$7	$7	$14	$14

15. FAIR VALUE DISCLOSURE

Accounting guidance for fair value measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 Inputs – Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 Inputs – Level 3 inputs are unobservable inputs for the asset or liability.

As of the periods ending June 30, 2010 and December 31, 2009, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents, derivatives, and equity securities, and we utilized Level 2 inputs to determine the fair value of net pension assets. Pension assets are held within consolidated mutual funds structured by our plan provider, and as such, readily available market values are not easily obtainable.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash & Cash Equivalents	$19,466	$—	$—	$19,466	$7,599	$—	$—	$7,599
Derivative Assets	229	—	—	229	91	—	—	91
Available for Sale Securities	1,352	—	—	1,352	—	—	—	—
Pension Assets, net	—	239	—	239	—	229	—	229

Total	$21,047	$239	$—	$21,286	$7,690	$229	$—	$7,919

16. OTHER (INCOME) LOSS

We recorded other loss of $241 and $114 for the second quarter and first half of 2010, respectively, primarily reflecting a unfavorable exchange rate impact on our Canadian subsidiary. We recorded other income of $732 and $393, for the second quarter and first half of 2009, primarily reflecting a favorable rate impact on our Canadian subsidiary.

17. BUSINESS SEGMENT INFORMATION

We have two reportable segments: (1) Distribution and (2) Original Equipment Manufacturers (“OEM”). The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are used as inputs into subassemblies of manufactured finished goods.

Financial data for the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Sales:
Distribution Segment	$126,438	$86,826	$240,870	$176,926
OEM Segment	47,573	26,106	89,121	53,328

Total	$174,011	$112,932	$329,991	$230,254

Operating Income (Loss):
Distribution Segment	$13,460	$7,161	$23,946	$14,559
OEM Segment	3,987	1,875	7,289	2,367

Total segments	17,447	9,036	31,235	16,926
Corporate	(5,345)	(5,632)	(10,406)	(80,418)

Consolidated operating income (loss)	$12,102	$3,404	$20,829	$(63,492)

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

18. SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under the 2018 Senior Notes and the Revolving Credit Facility (see Note 7) are guaranteed by our 100% owned subsidiary, CCI International, Inc. (“Guarantor Subsidiary”). Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Coleman Cable, Inc. (the “Parent”) and the Guarantor Subsidiary, which is 100% owned by the Parent. These statements were prepared on the same basis as the consolidated financial statements of the Parent.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET SALES	$165,877	$—	$8,134	$—	$174,011
COST OF GOODS SOLD	141,990	—	6,025	—	148,015

GROSS PROFIT	23,887	—	2,109	—	25,996
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	10,614	—	1,238	—	11,852
INTANGIBLE ASSET AMORTIZATION	1,595	—	11	—	1,606
RESTRUCTURING CHARGES	436	—	—	—	436

OPERATING INCOME	11,242	—	860	—	12,102
INTEREST EXPENSE	6,915	—	55	—	6,970
OTHER LOSS, NET	—	—	241	—	241

INCOME BEFORE INCOME TAXES	4,327	—	564	—	4,891
INCOME FROM SUBSIDIARIES	356	—	—	(356)	—
INCOME TAX EXPENSE	1,568	—	208	—	1,776

NET INCOME	$3,115	$—	$356	$(356)	$3,115

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET SALES	$106,975	$—	$5,957	$—	$112,932
COST OF GOODS SOLD	91,113	—	4,809	—	95,922

GROSS PROFIT	15,862	—	1,148	—	17,010
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	8,817	7	1,009	—	9,833
INTANGIBLE ASSET AMORTIZATION	2,046	—	27	—	2,073
RESTRUCTURING CHARGES	1,688	—	12	—	1,700

OPERATING INCOME (LOSS)	3,311	(7)	100	—	3,404
INTEREST EXPENSE	6,249	—	117	—	6,366
GAIN ON REPURCHASE OF SENIOR NOTES	(2,900)	—	—	—	(2,900)
OTHER INCOME, NET	—	—	(732)	—	(732)

INCOME (LOSS) BEFORE INCOME TAXES	(38)	(7)	715	—	670
INCOME FROM SUBSIDIARIES	481	—	—	(481)	—
INCOME TAX EXPENSE	143	—	227	—	370

NET INCOME (LOSS)	$300	$(7)	$488	$(481)	$300

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET SALES	$314,191	$—	$15,800	$—	$329,991
COST OF GOODS SOLD	268,713	—	12,443	—	281,156

GROSS PROFIT	45,478	—	3,357	—	48,835
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	20,571	—	2,488	—	23,059
INTANGIBLE ASSET AMORTIZATION	3,601	—	22	—	3,623
RESTRUCTURING CHARGES	1,324	—	—	—	1,324

OPERATING INCOME	19,982	—	847	—	20,829
INTEREST EXPENSE	13,393	—	109	—	13,502
LOSS ON EXTINGUISHMENT OF DEBT	8,566	—	—	—	8,566
OTHER LOSS, NET	—	—	114	—	114

INCOME (LOSS) BEFORE INCOME TAXES	(1,977)	—	624	—	(1,353)
INCOME FROM SUBSIDIARIES	356	—	—	(356)	—
INCOME TAX EXPENSE (BENEFIT)	(906)	—	268	—	(638)

NET INCOME (LOSS)	$(715)	$—	$356	$(356)	$(715)

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET SALES	$217,452	$—	$12,802	$—	$230,254
COST OF GOODS SOLD	186,863	—	9,833	—	196,696

GROSS PROFIT	30,589	—	2,969	—	33,558
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	18,517	—	1,975	—	20,492
INTANGIBLE ASSET AMORTIZATION	4,645	—	58	—	4,703
IMPAIRMENT CHARGES	69,498	—	—	—	69,498
RESTRUCTURING CHARGES	2,297	—	60	—	2,357

OPERATING INCOME (LOSS)	(64,368)	—	876	—	(63,492)
INTEREST EXPENSE	12,558	—	213	—	12,771
GAIN ON REPURCHASE OF SENIOR NOTES	(2,900)	—	—	—	(2,900)
OTHER INCOME, NET	—	—	(393)	—	(393)

INCOME (LOSS) BEFORE INCOME TAXES	(74,026)	—	1,056	—	(72,970)
INCOME FROM SUBSIDIARIES	725	—	—	(725)	—
INCOME TAX EXPENSE (BENEFIT)	(8,831)	—	331	—	(8,500)

NET INCOME (LOSS)	$(64,470)	$—	$725	$(725)	$(64,470)

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,095	$49	$1,322	$—	$19,466
Accounts receivable — net of allowances	94,936	—	3,575	—	98,511
Intercompany receivable	3,278	—	—	(3,278)	—
Inventories	75,980	—	9,585	—	85,565
Deferred income taxes	2,658	—	396	—	3,054
Asset held for sale	3,749	—	—	—	3,749
Prepaid expenses and other current assets	11,156	1	2,483	(4,358)	9,282

Total current assets	209,852	50	17,361	(7,636)	219,627
PROPERTY, PLANT AND EQUIPMENT, NET	47,233	—	320	—	47,553
GOODWILL	27,598	—	1,467	—	29,065
INTANGIBLE ASSETS	26,840	—	122	—	26,962
DEFERRED INCOME TAX	—	—	50	—	50
OTHER ASSETS	9,979	—	—	—	9,979
INVESTMENT IN SUBSIDIARIES	6,999	—	—	(6,999)	—

TOTAL ASSETS	$328,501	$50	$19,320	$(14,635)	$333,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$9	$—	$—	$—	$9
Accounts payable	19,623	1	3,037	—	22,661
Intercompany payable	—	45	3,233	(3,278)	—
Accrued liabilities	26,416	4	1,693	—	28,113
Other liabilities	—	—	4,358	(4,358)	—

Total current liabilities	46,048	50	12,321	(7,636)	50,783
LONG-TERM DEBT	271,590	—	—	—	271,590
OTHER LONG-TERM LIABILITIES	3,826	—	—	—	3,826
DEFERRED INCOME TAXES	1,443	—	—	—	1,443
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	89,417	—	1,000	(1,000)	89,417
Accumulated other comprehensive loss	(137)	—	(283)	283	(137)
Retained earnings (accumulated deficit)	(83,703)	—	6,282	(6,282)	(83,703)

Total shareholders’ equity	5,594	—	6,999	(6,999)	5,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$328,501	$50	$19,320	$(14,635)	$333,236

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2009

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,018	$57	$3,524	$—	$7,599
Accounts receivable — net of allowances	78,904	—	7,489	—	86,393
Intercompany receivable	2,674	—	—	(2,674)	—
Inventories	61,277	—	4,945	—	66,222
Deferred income taxes	2,770	—	359	—	3,129
Asset held for sale	3,624	—	—	—	3,624
Prepaid expenses and other current assets	4,499	12	1,448	—	5,959

Total current assets	157,766	69	17,765	(2,674)	172,926
PROPERTY, PLANT AND EQUIPMENT, NET	50,272	—	394	—	50,666
GOODWILL	27,598	—	1,466	—	29,064
INTANGIBLE ASSETS	30,440	—	144	—	30,584
DEFERRED INCOME TAXES	—	—	434	—	434
OTHER ASSETS	10,785	—	6	(4,358)	6,433
INVESTMENT IN SUBSIDIARIES	6,581	—	—	(6,581)	—

TOTAL ASSETS	$283,442	$69	$20,209	$(13,613)	$290,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$14	$—	$—	$—	$14
Accounts payable	15,106	—	2,587	—	17,693
Intercompany payable	—	56	2,618	(2,674)	—
Accrued liabilities	19,988	13	3,979	—	23,980

Total current liabilities	35,108	69	9,184	(2,674)	41,687
LONG-TERM DEBT	236,839	—	—	—	236,839
OTHER LONG-TERM LIABILITIES	3,823	—	4,358	(4,358)	3,823
DEFERRED INCOME TAXES	2,412	—	86	—	2,498
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	88,475	—	1,000	(1,000)	88,475
Accumulated other comprehensive loss	(245)	—	(345)	345	(245)
Retained earnings (accumulated deficit)	(82,987)	—	5,926	(5,926)	(82,987)

Total shareholders’ equity	5,260	—	6,581	(6,581)	5,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$283,442	$69	$20,209	$(13,613)	$290,107

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(715)	$—	$356	$(356)	$(715)
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	10,126	—	97	—	10,223
Stock-based compensation	1,084	—	—	—	1,084
Foreign currency transaction gain	—	—	114	—	114
Loss on extinguishment of debt	8,566	—	—	—	8,566
Deferred taxes	(885)	—	228	—	(657)
Loss on disposal of fixed assets	476	—	—	—	476
Equity in consolidated subsidiaries	(356)	—	—	356	—
Changes in operating assets and liabilities:
Accounts receivable	(16,032)	—	3,851	—	(12,181)
Inventories	(14,703)	—	(4,638)	—	(19,341)
Prepaid expenses and other assets	(2,278)	11	(1,001)	—	(3,268)
Accounts payable	4,406	1	427	—	4,834
Intercompany accounts	(604)	(11)	615	—	—
Accrued liabilities	5,774	(9)	(2,273)	—	3,492

Net cash flow from operating activities	(5,141)	(8)	(2,224)	—	(7,373)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,955)	—	—	—	(2,955)
Purchase of investments	(1,280)	—	—	—	(1,280)
Proceeds from sale of fixed assets	39	—	—	—	39

Net cash flow from investing activities	(4,196)	—	—	—	(4,196)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(10,239)	—	—	—	(10,239)
Payment of deferred financing fees related to issuance of 2018 Senior Notes	(6,607)	—	—	—	(6,607)
Repayment of long-term debt	(231,651)	—	—	—	(231,651)
Proceeds from issuance of 2018 Senior Notes	271,911	—	—	—	271,911

Net cash flow from financing activities	23,414	—	—	—	23,414

Effect of exchange rate on cash and cash equivalents	—	—	22	—	22
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,077	(8)	(2,202)	—	11,867
CASH AND CASH EQUIVALENTS — Beginning of period	4,018	57	3,524	—	7,599

CASH AND CASH EQUIVALENTS — End of period	$18,095	$49	$1,322	$—	$19,466

NONCASH ACTIVITY
Unpaid capital expenditures	149	—	—	—	149
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	(69)	—	888	—	819
Cash interest paid	8,468	—	—	—	8,468

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(64,470)	$—	$725	$(725)	$(64,470)
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	11,902	—	137	—	12,039
Stock-based compensation	1,211	—	—	—	1,211
Foreign currency transaction gain	—	—	(393)	—	(393)
Gain on repurchase of Senior Notes	(2,900)	—	—	—	(2,900)
Asset impairments	69,498	—	—	—	69,498
Deferred taxes	(9,769)	—	406	—	(9,363)
Loss on disposal of fixed assets	14	—	—	—	14
Equity in consolidated subsidiaries	(725)	—	—	725	—
Changes in operating assets and liabilities:
Accounts receivable	24,698	—	2,772	—	27,470
Inventories	11,184	—	(1,048)	—	10,136
Prepaid expenses and other assets	6,649	(3)	(2,359)		4,287
Accounts payable	(4,752)	(10)	510	—	(4,252)
Intercompany accounts	1,578	27	(1,605)	—	—
Accrued liabilities	(6,125)	(9)	(312)		(6,446)

Net cash flow from operating activities	37,993	5	(1,167)	—	36,831

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,040)	—	(38)	—	(2,078)
Proceeds from sale of fixed assets	16	—	—	—	16

Net cash flow from investing activities	(2,024)	—	(38)	—	(2,062)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments under revolving loan facilities	(30,000)	—	—	—	(30,000)
Debt amendment fee	(1,012)	—	—	—	(1,012)
Repayment of long-term debt	(10,080)	—	—	—	(10,080)

Net cash flow from financing activities	(41,092)	—	—	—	(41,092)

Effect of exchange rate on cash and cash equivalents	—	—	73	—	73
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,123)	5	(1,132)	—	(6,250)
CASH AND CASH EQUIVALENTS — Beginning of period	12,617	49	3,662	—	16,328

CASH AND CASH EQUIVALENTS — End of period	$7,494	$54	$2,530	$—	$10,078

NONCASH ACTIVITY
Unpaid capital expenditures	159	—	—	—	159
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	(4,126)	—	622	—	(3,504)
Cash interest paid	12,537	—	—	—	12,537

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

General

We are a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the U.S. and, to a lesser degree, Canada. We manufacture and supply a broad line of wire and cable products, which enables us to offer our customers a single source of supply for many of their wire and cable product requirements. We manufacture our products in eight domestic manufacturing facilities and supplement our domestic production with both international and domestic sourcing. We sell our products to a variety of customers, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEM”). Virtually all of our products are sold to customers located in the U.S. and Canada.

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. The price of copper is particularly volatile, and fluctuations in copper prices can significantly affect our sales and profitability. We generally attempt to pass along increases in the price of copper and other raw materials to our customers. However, it has been proven difficult to do so recently, chiefly because of lower overall demand and excess capacity in the wire and cable industry. In contrast, when the price of copper declines marginally and slowly over time, we attempt to maintain our prices.

As discussed in greater detail below, our sales volumes for the second quarter of 2010 increased compared to both the second quarter in 2009 (on a year-over-year basis) as well as the first quarter of 2010 (on a sequential basis), reflecting continued improvement in overall market demand. We continue, however, to face pricing pressures given the lower level of overall market demand compared to industry capacity, as well as the impact of fluctuating copper prices, which increased 48.4% to an average per pound price of $3.19 on the COMEX during the second quarter of 2010, as compared to an average of $2.15 per pound for the second quarter of 2009.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(Thousands, except per share data)				(Thousands, except per share data)
Net sales	$174,011	100.0%	$112,932	100.0%	$329,991	100.0%	$230,254	100.0%
Gross profit	25,996	14.9	17,010	15.1	48,835	14.8	33,558	14.6
Selling, engineering, general and administrative expenses	11,852	6.8	9,833	8.7	23,059	7.0	20,492	8.9
Intangible asset amortization	1,606	0.9	2,073	1.8	3,623	1.1	4,703	2.0
Goodwill impairment	—	—	—	—	—	—	69,498	30.2
Restructuring charges	436	0.3	1,700	1.5	1,324	0.4	2,357	1.0

Operating income (loss)	12,102	7.0	3,404	3.0	20,829	6.3	(63,492)	(27.6)
Interest expense	6,970	4.0	6,366	5.6	13,502	4.1	12,771	5.5
Gain on repurchase of senior notes	—	—	(2,900)	(2.6)	—	—	(2,900)	(1.3)
Loss on extinguishment of debt	—	—	—	—	8,566	2.6	—	—
Other (income) loss, net	241	0.1	(732)	(0.6)	114	0.0	(393)	(0.2)

Income (loss) before income taxes	4,891	2.8	670	0.6	(1,353)	(0.4)	(72,970)	(31.7)
Income tax expense (benefit)	1,776	1.0	370	0.3	(638)	(0.2)	(8,500)	(3.7)

Net income (loss)	$3,115	1.8	$300	0.3	$(715)	(0.2)	$(64,470)	(28.0)

Diluted income (loss) per share	$0.18		$0.02		$(0.04)		$(3.84)

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items include goodwill impairments and restructuring charges, gains and losses on our repurchase or extinguishment of our 2012 Senior Notes, share-based compensation expense, and foreign currency transaction gains and losses recorded at our Canadian subsidiary.

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

Similarly, we believe our use of Adjusted EPS provides an appropriate measure to use in assessing our performance across periods given that this measure provides an adjustment for certain significant items, the magnitude of which may vary drastically from period to period and, thereby, have a disproportionate effect on the earnings reported for a given period. However, we do not, and do not recommend that you solely use Adjusted EPS to assess our financial and earnings performance. We also use, and recommend that you use, diluted earnings per share in addition to Adjusted EPS in assessing our earnings performance.

The following tables, which reconcile our measure of Adjusted EPS to diluted earnings per share, and Adjusted EBITDA to net income (loss), respectively, should be used along with the above statements of operations for the periods presented, in conjunction with the results of operations review that follows.

Diluted earnings (loss) per share, as determined in accordance with GAAP, to Adjusted EPS	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Earnings (loss) per share	$0.18	$0.02	$(0.04)	$(3.84)
Goodwill impairment (1)	—	—	—	3.64
Restructuring charges (2)	0.01	0.04	0.05	0.10
Loss (gain) on extinguishment (repurchase) of debt (3)	—	(0.08)	0.31	(0.11)
Share-based compensation expense (4)	0.03	0.03	0.04	0.04
Foreign currency transaction loss (gain) (5)	0.01	(0.02)	0.00	(0.02)

Adjusted diluted earnings (loss) per share	$0.23	$(0.01)	$0.36	$(0.19)

Net income (loss), as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands)		(Thousands)
Net income (loss)	$3,115	$300	$(715)	$(64,470)
Interest expense	6,970	6,366	13,502	12,771
Income tax expense (benefit)	1,776	370	(638)	(8,500)
Depreciation and amortization expense (a)	4,273	5,318	9,186	11,413

EBITDA	$16,134	$12,354	$21,335	$(48,786)

Goodwill impairment (1)	—	—	—	69,498
Restructuring charges (2)	436	1,700	1,324	2,357
Loss (gain) on extinguishment (repurchase) of debt (3)	—	(2,900)	8,566	(2,900)
Share-based compensation expense (4)	724	693	1,084	1,211
Foreign currency transaction loss (gain) (5)	241	(732)	114	(393)

ADJUSTED EBITDA	$17,535	$11,115	$32,423	$20,987

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item listed in the table above which has been excluded from EBITDA in order to arrive at our measure of Adjusted EBITDA for each of the periods presented is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded net income of $3.1 million (or $0.18 per diluted share) in the second quarter of 2010, as compared to net income of $0.3 million (or $0.02 per diluted share) for the second quarter of 2009. For the second quarter of 2010, we recorded EBITDA of $16.1 million, as compared to $12.4 million in EBITDA for the second quarter of 2009. As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income-statement review below contains further detail regarding these items.

(1)	Goodwill impairment: Our results for the six months ended June 30, 2009 were significantly impacted by a non-cash goodwill impairment of $69.5 million ($61.2 million after tax, or $3.64 per diluted share), recorded during the first half of 2009 relative to our Distribution segment. No asset impairments were recorded during the six months ended June 30, 2010.
(2)	Restructuring charges: Our results for the three and six months ended June 30, 2010 included $0.4 million ($0.3 million after tax or $0.01 per diluted share) and $1.3 million ($0.8 million after tax or $0.05 per diluted share), respectively, in restructuring charges. For the three and six months ended June 30, 2010, these expenses were primarily comprised of holding costs associated with nine facilities closed throughout 2008 and 2009. Our results for the three and six months ended June 30, 2009 included $1.7 million ($0.8 million after tax or $0.04 per diluted share) and $2.4 million ($1.5 million after tax or $0.10 per diluted share), respectively, in restructuring charges. For the three and six months ended June 30, 2009, these expenses were primarily incurred in connection with severance for headcount reductions and for certain holding costs incurred relative to the closure of our East Longmeadow facility, and relative to those facilities closed during 2008 in connection with the integration of our 2007 acquisitions.
(3)	Loss (gain) on repurchase of 2012 Senior Notes: In the first half of 2010, we refinanced our 2012 Senior Notes by issuing $275.0 million in 2018 Senior Notes. As a result of the transaction, we recorded an associated loss of $8.6 million ($5.3 million after tax, or $0.31 per diluted share). During the first half of 2009, we repurchased $12.8 million par value 2012 Senior Notes. As a result of the transaction, we recorded an associated gain of $2.9 million ($1.3 million after tax, or $0.08 per diluted share) for the three month period ended June 30, 2009, and $2.9 million ($1.8 million after tax, or $0.11 per diluted share) for the six month period ended June 30, 2009.
(4)	Share-based compensation expense: We recorded stock compensation expense of $0.7 million ($0.4 million after tax, or $0.03 per diluted share) in the three months ended June 30, 2010 and $1.1 million ($0.7 million after tax, or $0.04 per diluted share) during the six months ended June 30, 2010. Our results for the three and six month periods ended June 30, 2009 included $0.7 million ($0.3 million after tax or $0.03 per diluted share) and $1.2 million ($0.8 million after tax or $0.04 per diluted share), respectively, of stock-based compensation. Stock-based compensation is non-cash in nature and is excluded from earnings to represent operational results due to the periodic fluctuations in the value of the underlying instruments.
(5)	Foreign currency transaction loss (gain): We recorded a foreign currency transaction loss of $0.2 million ($0.2 million after tax, or $0.01 per diluted share) and $0.1 million ($0.1 million after tax, or $0.0 per diluted share) for the three and six month periods ended June 30, 2010, respectively. We recorded a foreign currency transaction gain of $0.7 million ($0.3 million after tax, or $0.02 per diluted share) and $0.4 million ($0.3 million after tax, or $0.02 per diluted share) in the three and six months ended June 30 2009, respectively, related to the impact of exchange rate fluctuations on our Canadian subsidiary.

Excluding the impact of the above-noted items, as detailed further below, our results for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, primarily reflect the impact of improved market conditions which have resulted in increased demand levels, and the favorable impact of such increased demand on our profitability, primarily in the form of higher overall gross profit. Our Adjusted EBITDA increased to $17.5 million and $32.4 million for the three and six months ended June 30 2010, respectively, as compared to $11.1 million and $21.0 million for the three and six months ended June 30, 2009, respectively, primarily as a result of the impact of higher demand levels and our ability to leverage our fixed costs over an increased sales base, partially offset by higher copper prices.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands)		(Thousands)
Net Cash Flow from operating activities	$(1,543)	$(2,025)	$(7,373)	$36,831
Interest expense	6,970	6,366	13,502	12,771
Income tax expense (benefit)	1,776	370	(638)	(8,500)
Deferred Taxes	(1,739)	(432)	657	9,363
Loss on disposal of fixed assets	3	(14)	(476)	(14)
Share-based compensation expense	(724)	(693)	(1,084)	(1,211)
Gain (loss) on repurchase (extinguishment) of debt	—	2,900	(8,566)	2,900
Goodwill impairment	—	—	—	(69,498)
Foreign currency transaction gain (loss)	(241)	732	(114)	393
Amortization of debt issuance costs (a)	(537)	(318)	(1,037)	(626)
Changes in operating assets and liabilities	12,169	5,468	26,464	(31,195)

EBITDA	$16,134	$12,354	$21,335	$(48,786)

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation, and are included as a component of interest expense for income statement presentation.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Net sales — Net sales for the second quarter of 2010 were $174.0 million compared to $112.9 million for the second quarter of 2009, an increase of $61.1 million or 54.1%. The increase reflects significantly higher average copper prices and increased volumes during the second quarter of 2010 as compared to the same quarter last year. During the second quarter of 2010, the average daily selling price of copper cathode on the COMEX was $3.19 per pound as compared to an average of $2.15 per pound for the second quarter of 2009. For the second quarter of 2010, our total sales volume (measured in total pounds shipped) increased 27.5% compared to the second quarter of 2009 due to improved overall market conditions, and to a lesser degree, volume added as a result of new products introduced late in 2009 and early in 2010. On a sequential quarter basis, total volume for the second quarter of 2010 was 11.4% higher than total volume for the first quarter of 2010, reflecting the above-noted favorable impact of improved market conditions and new product sales.

Gross profit — We generated $26.0 million in total gross profit for the second quarter of 2010, as compared to $17.0 million in the second quarter of 2009, an increase of $9.0 million, or 53.0%. This significant increase in gross profit primarily reflects the impact of the above-noted volume increases, with increased gross profit being recorded in both our Distribution and OEM segments as compared to the same quarter last year. The increase also reflects the favorable impact of lower overhead variances and increased expense leverage as our fixed costs were spread over an increased net sales base. Our gross profit as a percentage of net sales (“gross profit rate”) was 14.9% for the second quarter of 2010, as compared to 15.1% for the second quarter of 2009, with the decline reflecting, in part, a moderate shift in sales mix between our OEM and Distribution segments. OEM sales, which generally carry a lower gross profit rate, comprised approximately 27.3% of our consolidated net sales for the second quarter of 2010, as compared to 23.1% of consolidated net sales for the same quarter last year. The decline in gross profit rate also reflects, in part, the impact of increased average copper prices. A significant portion of our business involves the production and sale of products which are priced to earn a fixed dollar margin, which causes our gross profit rate to compress in higher copper price environments, as was the case in the second quarter of 2010 as compared to the second quarter of 2009.

Selling, engineering, general and administrative (“SEG&A”) expense — We incurred total SEG&A expense of $11.9 million for the second quarter of 2010, as compared to $9.8 million for the second quarter of 2009, while our SEG&A as a percentage of total net sales decreased to 6.8% for the second quarter of 2010, as compared to 8.7% for the second quarter of 2009. This decline in SEG&A rate reflects the favorable impact of increased expense leverage as our fixed costs were spread over a higher net sales base. The $2.1 million increase in SEG&A expense for the second quarter of 2010, as compared to the second quarter of 2009, primarily reflects increased payroll and related expenses mainly in the form of increased commissions and accrued discretionary pay given increased sales levels and profitability as compared to the same period last year. Total payroll and related costs, including commission expense and 401(K) contribution expense, accounted for approximately $1.6 million of the total $2.1 million increase, with the remaining $0.5 million increase occurring across a number of expense categories. Effective January 1, 2010, we reinstated the Company match relative to our 401(K) savings plan, which is included within SEG&A. As a result, we recorded approximately $0.4 million in matching contribution expense during the second quarter of 2010, as compared to $0.0 million during the second quarter of 2009.

Intangible amortization expense — Intangible amortization expense for the second quarter of 2010 was $1.6 million as compared to $2.1 million for the second quarter of 2009, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. These intangible assets are amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. Amortization for the second quarter of 2010 was lower than the second quarter of 2009, primarily as a function of the impact of the aforementioned accelerated amortization methodology.

Restructuring charges — Restructuring charges for the second quarter of 2010 were $0.4 million, as compared to $1.7 million for the second quarter of 2009. For the second quarter of 2010, these expenses were primarily comprised of holding costs associated with nine facilities closed throughout 2008 and 2009. For the second quarter of 2009, these expenses were primarily incurred in connection with the closure of our East Longmeadow, Massachusetts manufacturing facility in May 2009, which accounted for $1.0 million of the total $1.7 million recorded in the second quarter of 2009 and, to a lesser degree, lease and other holding costs incurred relative to facilities closed during 2008.

Interest expense — We incurred $7.0 million in interest expense for the second quarter of 2010, as compared to $6.4 million for the second quarter of 2009, with the increase due to higher average outstanding borrowings for the second quarter of 2010 compared to the same quarter last year.

Gain on 2012 Senior Notes repurchases — We recorded a $2.9 million gain in the second quarter of 2009 resulting from our repurchase of $12.8 million in par value of our 2012 Senior Notes.

Other (income) expense, net — We recorded other loss of $0.2 million and other income of $0.7 million for the second quarters of 2010 and 2009, respectively, primarily reflecting an exchange rate impact on our Canadian subsidiary.

Income tax expense (benefit) — We recorded an income tax expense of $1.8 million for the second quarter of 2010 compared to income tax expense of $0.4 million for the second quarter of 2009, with the increase primarily reflecting increased pre-tax income. The 18.9% decrease in our tax rate to 36.3% in the second quarter of 2010, as compared to 55.2% in the second quarter of 2009, reflects the impact of a change in our estimated annual effective tax rate between the first and second quarter during 2009.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Net sales — Net sales for the six months ended June 30, 2010 were $330.0 million compared to $230.3 million for the six months ended June 30, 2009, an increase of $99.7 million or 43.3%. The increase reflects significantly higher average copper prices and increased volumes during the first half of 2010 as compared to the same period last year. During the first half of 2010, the average daily selling price of copper cathode on the COMEX, averaged $3.24 per pound as compared to an average of $1.86 per pound for the first half of 2009. For the six months ended June 30, 2010, our total sales volume (measured in total pounds shipped) increased 17.9% compared to the first half of 2009 due to improved overall market conditions within the industrial and OEM markets, and to a lesser degree, volume added as a result of new products introduced late in 2009 and early in 2010, primarily industrial cable products.

Gross profit — We generated $48.8 million in total gross profit for the six months ended June 30, 2010, as compared to $33.6 million in the six months ended June 30, 2009, an increase of $15.2 million, or 45.2%. The improvement primarily reflects the impact of the above-noted volume increases, with increased gross profit being recorded in both our Distribution and OEM segments as compared to the same six-month period last year. For the first half of 2010, our gross profit rate also improved. Our gross profit rate was 14.8% for the first half of 2010 compared to 14.6% for the first half of 2009. This gross profit rate improvement reflects lower overhead variances and increased expense leverage as our fixed costs were spread over an increased net sales base. As noted above in the review of second quarter results, the favorable impact of increased leverage on our gross profit rate was partially offset by a moderate shift in sales mix between our OEM and Distribution segments and increased average copper prices for the first half of 2010, as compared to the first half of 2009. A significant portion of our business involves the production and sale of products which are priced to earn a fixed dollar margin, which causes our gross profit rate to compress in higher copper price environments, as was the case in the first half of 2010 as compared to the first half of 2009.

Selling, engineering, general and administrative (“SEG&A”) expense — We incurred total SEG&A expense of $23.1 million for the six months ended June 30, 2010, as compared to $20.5 million for the six months ended June 30, 2009, while our SEG&A as a percentage of total net sales decreased to 7.0% for the first half of 2010, as compared to 8.9% for the first half of 2009. This decline in SEG&A rate reflects the favorable impact of increased expense leverage as our fixed costs were spread over a higher net sales base. The $2.6 million increase in SEG&A expense for the first half of 2010, as compared to the first half of 2009, primarily reflects increased payroll and related expenses mainly in the form of increased commissions and accrued discretionary pay given increased sales levels and profitability as compared to the same period last year. Total payroll and related costs, including commission expense, accounted for approximately $1.8 million of the total $2.6 million increase, with the remaining $0.8 million increase occurring across a number of expense categories.

Intangible amortization expense — Intangible amortization expense for the six months ended June 30, 2010 was $3.6 million as compared to $4.7 million for the six months ended June 30, 2009, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. These intangible assets are amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. Amortization for the first half of 2010 was lower than the first half of 2009, primarily as a function of the impact of the aforementioned accelerated amortization methodology.

Goodwill impairment — During the first quarter of 2009, based on a combination of factors in existence at the time, including a significant decline in our market capitalization during the first quarter of 2009, as well as the recessionary economic environment and its then estimated potential impact on our business, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis. Based on the work performed, we concluded that a goodwill impairment had occurred within three of the four reporting units within our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. Accordingly, we recorded a non-cash goodwill impairment charge of approximately $69.5 million, representing our best estimate of the impairment loss during the first quarter of 2009. No indicators of impairment existed during the first half of 2010.

Restructuring charges — Restructuring charges for the six months ended June 30, 2010 were $1.3 million, as compared to $2.4 million for the six months ended June 30, 2009. For the first half of 2010, these expenses were primarily comprised of holding costs associated with nine facilities closed throughout 2008 and 2009. For the first half of 2009, these expenses were primarily incurred in connection with severance for headcount reductions and for certain holding costs incurred relative to the closure of our East Longmeadow facility, as noted above in the discussion of our second quarter results, as well as holding costs related to those facilities closed in 2008.

Interest expense — We incurred $13.5 million in interest expense for the six months ended June 30, 2010, as compared to $12.8 million for the six months ended June 30, 2009, with the increase due to higher average outstanding borrowings for the first half of 2010 compared to the first half of 2009.

Gain on 2012 Senior Notes repurchases — We recorded a $2.9 million gain for the six months ended June 30, 2009 resulting from our repurchase of $12.8 million in par value of our 2012 Senior Notes during the second quarter of 2009.

Other (income) expense, net — We recorded other loss of $0.1 million and other income of $0.4 million for the first half of 2010 and 2009, respectively, primarily reflecting an exchange rate impact on our Canadian subsidiary.

Loss on extinguishment of debt — We recorded a loss of $8.6 million for the six months ended June 30, 2010 on the early extinguishment of our 2012 Senior Notes. This amount included the write-off of approximately $1.9 million of remaining unamortized debt issuance cots and bond premium amounts related to the 2012 Senior Notes, as well as the impact of the call and tender premiums paid in connection with the refinancing.

Income tax expense (benefit) — We recorded an income tax benefit of $0.6 million for the six months ended June 30, 2010, compared to an income tax benefit of $8.5 million for the six months ended June 30, 2009. The 35.6% increase in our tax rate to 47.2% in the first half of 2010, as compared to 11.6% in the first half of 2009, reflects the $69.5 million pre-tax goodwill impairment charge recorded during the first quarter of 2009. A significant amount of the related goodwill did not have a corresponding tax basis, thereby reducing the associated tax benefit and our effective tax rate for the first quarter of 2009.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
		(Thousands)				(Thousands)
Net Sales:
Distribution	$126,438	72.7%	$86,826	76.9%	$240,870	73.0%	$176,926	76.8%
OEM	47,573	27.3	26,106	23.1	89,121	27.0	53,328	23.2

Total	$174,011	100.0%	$112,932	100.0%	$329,991	100.0%	$230,254	100.0%

Operating Income (Loss):
Distribution	$13,460	10.6%	$7,161	8.2%	$23,946	9.9%	$14,559	8.2%
OEM	3,987	8.4	1,875	7.2	7,289	8.2	2,367	4.4

Total segments	17,447		9,036		31,235		16,926
Corporate	(5,345)		(5,632)		(10,406)		(80,418)

Consolidated operating income (loss)	$12,102	7.0%	$3,404	3.0%	$20,829	6.3%	$(63,492)	(27.6)%

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

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Distribution Segment

Distribution Segment

For the second quarter of 2010, net sales were $126.4 million, as compared to $86.8 million for the second quarter of 2009, an increase of $39.6 million, or 45.6%. As noted above in our discussion of consolidated results, this increase was due primarily to an increase in copper prices and sales volumes as compared to the same quarter last year. For the 2010 quarter, our Distribution segment total sales volume (measured in total pounds shipped) increased 22.6% compared to the second quarter of 2009, reflecting improved overall market conditions and the favorable impact of sales of new products.

Operating income was $13.5 million for the second quarter of 2010, as compared to $7.2 million for the second quarter of 2009, an increase of $6.3 million, primarily reflecting the favorable gross profit impact of the above-noted increased sales volumes in 2010. Our segment operating income rate was 10.6% for the second quarter of 2010, as compared to 8.2% for the same quarter last year. The increase in the operating income rate was primarily due to increased expense leverage of fixed expenses given the higher sales base for the second quarter of 2010 as compared to the same quarter last year.

OEM Segment

For the second quarter of 2010, net sales were $47.6 million, as compared to $26.1 million for the second quarter of 2009, an increase of $21.5 million, or 82.4%. As noted above in our discussion of consolidated results, this increase was due primarily to an increase in copper prices and sales volumes as compared to the same quarter last year. For the 2010 quarter, our OEM segment total sales volume (measured in total pounds shipped) increased 38.8% compared to the second quarter of 2009, primarily reflecting improved market conditions and increased demand from existing customers which had been particularly affected by the economic circumstances in existence during the second quarter of 2009. Additionally, unlike our Distribution segment, OEM sales growth on a year-over-year basis has not been tempered by softness in construction-related business and, therefore, volume growth in OEM is higher than that recorded in our Distribution segment on a year-over-year basis.

Operating income was $4.0 million for the second quarter of 2010, as compared to $1.9 million for the second quarter of 2009, an increase of $2.1 million, primarily reflecting the favorable gross profit impact of the above-noted increased sales volumes in 2010. Our segment operating income rate was 8.4% for the 2010 quarter, as compared to 7.2% for the same quarter last year. The increase in the operating income rate was primarily due to the ability to spread fixed expenses over a higher sales base for the second quarter of 2010 as compared to the same quarter last year.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Distribution Segment

For the six months ended June 30, 2010, net sales were $240.9 million, as compared to $176.9 million for the six months ended June 30, 2009, an increase of $64.0 million, or 36.2%. As noted above in our discussion of consolidated results, this increase was due primarily to an increase in copper prices and sales volumes as compared to the same period last year. For the first half of 2010, our Distribution segment total sales volume (measured in total pounds shipped) increased 16.3% compared to the first half of 2009, reflecting improved overall market conditions and the favorable impact of sales of new products, primarily industrial cable products.

Operating income was $23.9 million for the six months ended June 30, 2010, as compared to $14.6 million for the six months ended June 30, 2009, an increase of $9.3 million, primarily reflecting the favorable gross profit impact of the above-noted increased sales volumes in 2010. Our segment operating income rate was 9.9% for the six months ended June 30, 2010, as compared to 8.2% for the same period last year. The increase in the operating income rate was primarily due to increased expense leverage of fixed expenses given the higher sales base for the first half of 2010 as compared to the same period last year.

OEM Segment

For the six months ended June 30, 2010, net sales were $89.1 million compared to $53.3 million for the six months ended June 30, 2009, an increase of $35.8 million, or 67.2%. As noted above in our discussion of consolidated results, this increase was due primarily to an increase in copper prices and sales volumes as compared to the same period last year. For the six months ended June 30, 2010, our OEM segment total sales volume (measured in total pounds shipped) increased 21.4% compared to the six months ended June 30, 2009, primarily reflecting improved market conditions and increased demand from existing customers which had been particularly affected by the economic circumstances in existence during the second quarter of 2009.

Operating income was $7.3 million for the six months ended June 30, 2010, as compared to $2.4 million for the six months ended June 30, 2009, an increase of $4.9 million, primarily reflecting the favorable gross profit impact of the increased sales volumes in 2010. Our segment operating income rate was 8.2% for the 2010 quarter, as compared to 4.4% for the same quarter last year. The increase in the operating income rate was primarily due to increased expense leverage of fixed expenses given the higher sales base for the first half of 2010 as compared to the same period last year.

Liquidity and Capital Resources

Debt

The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of June 30, 2010	As of December 31, 2009
Revolving credit facility expiring April 2, 2012	$—	$10,239
Senior notes due February 15, 2018 and October 15, 2012, respectively	271,590	226,597
Capital lease obligations	9	17

Total long-term debt, including current portion	$271,599	$236,853

As of June 30, 2010, we had a total of $19.5 million in cash and cash equivalents and no outstanding borrowings under our Revolving Credit Facility. Also, as of June 30, 2010, we have no required debt repayments until our Senior Notes mature in 2018.

Revolving Credit Facility

Our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), which expires in April 2012, is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At June 30, 2010, we had $108.7 million in remaining excess availability. Interest on borrowings under the Revolving Credit Facility is payable, at our option, at the agent’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay a 0.50% unused line fee pursuant to the terms of the Revolving Credit Facility for unutilized availability.

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

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10.0 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. We maintained greater than $30.0 million of monthly excess availability during the first half of 2010.

As of June 30, 2010, we were in compliance with all of the covenants of our Revolving Credit Facility.

Refinancing of 2012 Senior Notes with 2018 Senior Notes

In the first quarter of 2010, in order to take advantage of what we believed were favorable refinancing conditions, we undertook a refinancing of our 2012 Senior Notes in order to extend the maturity date of such long-term, unsecured debt, and lower the coupon rate on such debt. In total, we issued $275 million of 2018 Senior Notes (defined below), which resulted in $271.9 million in proceeds (after giving effect to $3.6 million in original issuance discounts and $0.5 million of prepaid interest). A portion of the proceeds were used to retire $225 million in par value of our remaining 2012 Senior Notes, and the remainder is available to be used in the future for general corporate purposes, including potential acquisitions. As detailed below, the issuance of our 2018 Senior Notes occurred in two parts, both completed during the first quarter of 2010.

On February 3, 2010 we completed a private placement under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) of $235 million aggregate principal amount of 9.0% unsecured senior notes due in 2018 (the “Initial Private Placement”) to refinance our 2012 Senior Notes. The Initial Private Placement resulted in gross proceeds of approximately $231.7 million, which reflects a discounted issue price of 98.597% of the principal amount. The proceeds were used, together with other available funds, for payment of consideration and costs relating to a cash tender offer and consent solicitation for our 2012 Senior Notes. A total of $199.4 million aggregate principal amount of the 2012 Notes were tendered, which represented approximately 88.6% of the $225 million aggregate principal amount of the 2012 Notes outstanding. We redeemed the remaining $25.6 million of 2012 Senior Notes on March 22, 2010. On March 23, 2010, we completed another private placement offering under Rule 144A under the Securities Act (the “Supplemental Private Placement”) of $40 million aggregate principal amount of 9.0% unsecured senior notes due in 2018 (together with the senior notes offered in the Initial Private Placement, the “2018 Senior Notes”). We received gross proceeds from the Supplemental Private Placement of approximately $39.7 million, which reflects a discounted issue price of 99.25% of the principal amount. The proceeds were used, together with the proceeds of the Initial Private Placement, for payment of consideration and costs relating to a cash tender offer for the final $25.6 million of original 2012 Senior Note redemptions. The 2018 Senior Notes mature on February 15, 2018 and interest on these notes will accrue at a rate of 9.0% per annum and be payable semi-annually on each February 15 and August 15, commencing August 15, 2010.

Pursuant to the terms of registration rights agreements we entered into in connection with the issuance of the 2018 Senior Notes, we agreed, among other things, to make commercially reasonable efforts to file and cause to become effective an exchange offer registration statement with the SEC with respect to a registered offer (the “Exchange Offer”) to exchange the 2018 Senior Notes for registered notes substantially identical in all material respects to the 2018 Senior Notes (the “Exchange Notes”). The Exchange Offer was launched on June 16, 2010 and expired on July 16, 2010. In connection with the Exchange Offer, $275 million, or 100%, of the outstanding 2018 Senior Notes were exchanged for Exchange Notes in the Exchange Offer.

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

As of June 30, 2010, we were in compliance with all of the covenants of our 2018 Senior Notes.

Current and Future Liquidity

In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements tend to increase when we experience significant increased demand for products or significant copper price increases. Accordingly, we may be required to borrow against our Revolving Credit Facility in the future if, among a number of other potential factors, the price of copper increases, thereby increasing our working capital requirements.

Our management assesses the future cash needs of our business by considering a number of factors, including: (1) historical earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service expenses, (4) planned capital expenditures, and (5) our ability to borrow additional funds under the terms of our Revolving Credit Facility.

Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures for the foreseeable future. We had no outstanding borrowings against our $200.0 million Revolving Credit Facility and had $108.7 million in excess availability at June 30, 2010, as well as $19.5 million in cash on hand. We have no required debt repayments until our Senior Notes mature in 2018.

If we experience a deficiency in earnings with respect to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows from operations and borrowings under the Revolving Credit Facility. If cash flows generated from our operations, together with borrowings under our Revolving Credit Facility, are not sufficient to fund our operations, meet our debt service requirements and fund our capital expenditures and we need to seek additional sources of capital, the limitations on our ability to incur debt contained in the Revolving Credit Facility and the Indenture relating to our Senior Notes could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay or forego capital spending or other corporate initiatives, such as the development of products, or acquisition opportunities.

Our Revolving Credit Facility permits us to redeem, retire, or repurchase our 2018 Senior Notes subject to certain limitations. We may repurchase our 2018 Senior Notes in the future but whether we do so will depend on a number of factors and there can be no assurance that we will repurchase any amounts of our 2018 Senior Notes.

Net cash used by operating activities for the six months ended June 30, 2010 was $7.4 million compared to net cash provided by operating activities of $36.8 million for the first half of 2009. The $44.2 million decline in cash provided by operating activities for the first half of 2010 as compared to 2009 was largely a result of the impact of changes in working capital items, primarily changes in inventory and accounts receivable. First, our consolidated inventory levels measured in copper pounds as of June 30, 2010 increased from levels at December 31, 2009 and resulted in a net use of approximately $19.3 million in operating cash flows during the first half of 2010. This use of cash contrasted with the generation of $10.1 million in operating cash flows during the first half of 2009 related to inventories, as inventory levels were reduced given a significant reduction in demand at that same time. Similarly, our receivables balance increased from levels at December 31, 2009, and resulted in the use of approximately $12.2 million in operating cash flows during the first half of 2010. This decrease contrasted to the generation of $27.5 million in operating cash flows during the first half of 2009 related to receivables, as receivable levels were reduced given a significant reduction in demand at the same time. During the first half of 2009 we generated $27.5 million in operating cash flows from accounts receivable, as a result of lower outstanding receivable levels at June 30, 2009 compared to December 31, 2008, reflecting a reduction in receivable levels given a significant reduction in demand at that same time, which significantly lowered our required working capital investment in accounts receivable at June 30, 2009, as compared to December 31, 2008. These significant improvements in operating cash flows generated from inventories and accounts receivable realized in the first half of 2009 create unfavorable year-over-year comparisons when the first half of 2009 is compared with the first half of 2010. The impact of such items on year-over-year cash flows was partially offset, however, by changes in our accounts payable levels over the same periods. For the first half of 2010, we recorded $4.8 million in operating cash flows relative to accounts payable compared to a use of $4.3 million in 2009. This change reflects a significant reduction in accounts payable levels at the end of the first half of 2009 given the above-noted sharp decline in copper prices and demand levels that occurred at that period in time, which lowered our overall level of accounts payable.

Net cash used in investing activities for the first half of 2010 was $4.2 million, primarily due to capital expenditures. We also purchased $1.3 million in investments during the first half of 2010, as compared to no investment purchases made during the first half of 2009.

Net cash provided by financing activities for the first half of 2010 was $23.4 million due primarily to the refinancing of our Senior Notes during the first half of 2010, as discussed above, inclusive of approximately $6.6 million in bond issuance costs. In addition as a result of the bond offering, we were able to repay our outstanding revolver balance of approximately $10.2 million. Net cash used by financing activities for the six months ended June 30, 2009 was $41.1 million due to $30.0 million in repayments made under our Revolving Credit Facility during the first quarter of 2009, and $10.8 million used to repurchase a portion of our Senior Notes and to amend our Revolving Credit Facility.

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

There were no significant changes to our critical accounting policies during the first half of 2010.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our principal market risks are exposure to changes in commodity prices, primarily copper prices, and exchange rate risk relative to our operations in Canada. As of June 30, 2010, we have no variable-rate borrowings outstanding which would expose us to interest rate risk from variable-rate debt.

Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At June 30, 2010, we had contracts with an aggregate fair value of $0.0 million, consisting of contracts to sell 625,000 pounds of copper in September 2010, as well as contracts to buy 50,000 pounds and 300,000 pounds of copper in September 2010 and December 2010, respectively. A hypothetical adverse movement of 10% in the price of copper at June 30, 2010, with all other variables held constant, would have resulted in a loss in the fair value of our commodity futures contracts of approximately $0.1 million as of June 30, 2010.

Interest Rate Risk. As of June 30, 2010, we had no variable-rate debt outstanding as we had no outstanding borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or LIBOR.

ITEM 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the period ended March 31, 2010. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

ITEM 6.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC.
(Registrant)

Date: August 5, 2010	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: August 5, 2010	By	/s/ Richard N. Burger
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description
3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2009.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

