Form 10-Q
period 2010-09-30
Coleman Cable, Inc.
filed 2010-11-05
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Common shares outstanding as of November 1, 2010: 17,344,480

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET SALES	$187,597	$133,795	$517,588	$364,049
COST OF GOODS SOLD	162,923	113,475	444,079	310,171

GROSS PROFIT	24,674	20,320	73,509	53,878
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	11,465	9,916	34,524	30,408
INTANGIBLE ASSET AMORTIZATION	1,606	2,071	5,228	6,773
ASSET IMPAIRMENTS	202	300	202	69,798
RESTRUCTURING CHARGES	235	1,692	1,560	4,049

OPERATING INCOME (LOSS)	11,166	6,341	31,995	(57,150)
INTEREST EXPENSE	6,969	6,242	20,471	19,014
GAIN ON REPURCHASE OF SENIOR NOTES	—	(385)	—	(3,285)
LOSS ON EXTINGUISHMENT OF DEBT	—	—	8,566	—
OTHER INCOME, NET	(170)	(674)	(56)	(1,068)

INCOME (LOSS) BEFORE INCOME TAXES	4,367	1,158	3,014	(71,811)
INCOME TAX EXPENSE (BENEFIT)	1,259	374	621	(8,125)

NET INCOME (LOSS)	$3,108	$784	$2,393	$(63,686)

EARNINGS (LOSS) PER COMMON SHARE DATA
NET INCOME (LOSS) PER SHARE
Basic	$0.18	$0.05	$0.14	$(3.79)
Diluted	0.18	0.05	0.14	(3.79)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,939	16,809	16,925	16,809
Diluted	17,012	17,180	16,981	16,809

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except per share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,478	$7,599
Accounts receivable, net of allowances of $2,618 and $2,565, respectively	112,857	86,393
Inventories	93,169	66,222
Deferred income taxes	3,225	3,129
Assets held for sale	2,476	3,624
Prepaid expenses and other current assets	7,908	5,959

Total current assets	228,113	172,926

PROPERTY, PLANT AND EQUIPMENT, NET	46,397	50,666
GOODWILL	29,093	29,064
INTANGIBLE ASSETS	25,359	30,584
DEFERRED INCOME TAXES	—	434
OTHER ASSETS	9,532	6,433

TOTAL ASSETS	$338,494	$290,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$9	$14
Accounts payable	27,267	17,693
Accrued liabilities	23,907	23,980

Total current liabilities	51,183	41,687

LONG-TERM DEBT	271,708	236,839
OTHER LONG-TERM LIABILITIES	3,799	3,823
DEFERRED INCOME TAXES	2,695	2,498
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 17,344 and 16,809 issued and outstanding on September 30, 2010 and December 31, 2009	17	17
Additional paid-in capital	89,926	88,475
Accumulated deficit	(80,594)	(82,987)
Accumulated other comprehensive loss	(240)	(245)

Total shareholders’ equity	9,109	5,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$338,494	$290,107

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$2,393	$(63,686)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	15,141	17,622
Stock-based compensation	1,715	1,895
Foreign currency transaction gain	(56)	(1,068)
Gain on repurchase of senior notes	—	(3,285)
Loss on extinguishment of debt	8,566	—
Asset impairments	202	69,798
Deferred taxes	698	(9,096)
Loss on disposal of fixed assets	395	446
Changes in operating assets and liabilities:
Accounts receivable	(26,599)	13,418
Inventories	(26,913)	(267)
Prepaid expenses and other assets	(1,792)	5,037
Accounts payable	9,427	(647)
Accrued liabilities	(792)	(753)

Net cash flow from operating activities	(17,615)	29,414

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,500)	(2,790)
Purchases of investments	(1,576)	—
Proceeds from sale of fixed assets	1,170	123

Net cash flow from investing activities	(4,906)	(2,667)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	34,961	31,809
Repayments under revolving credit facility	(45,200)	(55,959)
Payment of debt financing and amendment fees	(6,695)	(1,012)
Repayment of long-term debt	(231,657)	(12,004)
Proceeds from the issuance of 2018 Senior Notes	271,911	—

Net cash flow from financing activities	23,320	(37,166)

Effect of exchange rate changes on cash and cash equivalents	80	176
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	879	(10,243)
CASH AND CASH EQUIVALENTS — Beginning of period	7,599	16,328

CASH AND CASH EQUIVALENTS — End of period	$8,478	$6,085

NONCASH ACTIVITY
Unpaid capital expenditures	199	251
Capital lease obligation	10	—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	88	(3,215)
Cash interest paid	21,936	12,899

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

Condensed Consolidated Statements of Cash Flows

The Company has corrected the presentation of borrowings and repayments on its revolving credit facility for 2009 within the condensed consolidated statement of cash flows. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with accounting guidance. The correction had no effect on net cash used in financing activities.

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

3. ASSET IMPAIRMENTS

Under goodwill accounting rules, we are required to assess goodwill for impairment annually (our annual measurement date is December 31st), or more frequently if events or circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. No potential goodwill impairment indicators existed for the period ended September 30, 2010.

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

The $202 asset impairment charge recorded in the third quarter of 2010, and the $300 asset impairment charge recorded in the third quarter of 2009 were to write a held for sale property down to fair value.

4. RESTRUCTURING ACTIVITIES

We incurred restructuring costs of $235 and $1,560 during the third quarter and first nine months of 2010, respectively. For the first nine months of 2010, these expenses were primarily comprised of holding costs associated with nine facilities closed throughout 2008 and 2009. The $2,952 liability as of September 30, 2010 primarily relates to lease liabilities associated with certain leased facilities closed during 2008 in connection with the integration of our 2007 acquisitions. Our reserve for lease termination costs represents our estimate of the liability existing relative to closed properties under lease and is equal to our remaining obligation under such leases reduced by estimated sublease rental income reasonably expected for the properties. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of one or more lease terminations, sublease agreements, or changes in the related markets in which the properties are located.

	Lease Termination Costs	Severance & Other Closing Costs	Total
BALANCE — December 31, 2009	$4,362	$23	$4,385
Provision	260	1,300	1,560
Cash payments	(1,706)	(1,287)	(2,993)

BALANCE — September 30, 2010	$2,916	$36	$2,952

5. INVENTORIES

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
FIFO cost:
Raw materials	$32,175	$20,962
Work in progress	3,875	3,807
Finished products	57,119	41,453

Total	$93,169	$66,222

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2010	December 31, 2009
Salaries, wages and employee benefits	$7,071	$3,113
Sales incentives	8,188	8,302
Interest	3,349	5,824
Other	5,299	6,741

Total	$23,907	$23,980

7. DEBT

	September 30, 2010	December 31, 2009
Revolving credit facility expiring April 2012	$—	$10,239
9.875% 2012 Senior Notes extinguished January 2010, including unamortized premium of $1,617	—	226,597
9% Senior Notes due February 2018, including unamortized discount of $3,297	271,703	—
Capital lease obligations	14	17

	271,717	236,853
Less current portion	(9)	(14)

Long-term debt	$271,708	$236,839

Senior Secured Revolving Credit Facility

Our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”) is a senior secured facility that provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At September 30, 2010, we had $0 in borrowings under the facility, with $121,613 in remaining excess availability. At December 31, 2009, we had $10,239 in borrowings outstanding under the facility, with $80,838 in remaining excess availability.

On June 18, 2009, the Revolving Credit Facility was amended to permit us to spend up to $30,000 to redeem, retire or repurchase our 9.875% 2012 Senior Notes (the “2012 Senior Notes”) so long as (i) no default or event of default existed at the time of the repurchase or would have resulted from the repurchase and (ii) excess availability under the Revolving Credit Facility after giving effect to the repurchase remained above $40,000 (the “2009 Amendment”). Prior to the 2009 Amendment, we were prohibited from making prepayments on or repurchases of the 2012 Senior Notes. We were required to pay an upfront amendment fee of $1,000, and the 2009 Amendment also increased the applicable interest rate margins by 1.25% and the unused line fee increased by 0.25%. Accordingly, subsequent to the 2009 Amendment, interest is payable, at our option, at the agent’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay a 0.50% unused line fee pursuant to the terms of the Revolving Credit Facility for unutilized availability.

In order to complete the refinancing of our 2012 Senior Notes in January 2010 as described below, we were required to amend the terms of our Revolving Credit Facility to allow for such refinancing. Accordingly, on January 19, 2010, our Revolving Credit Facility was amended (i) to permit the Initial Private Placement (defined below), (ii) to enhance our ability to create and finance foreign subsidiaries, and (iii) to change covenants and make other provisions to increase operating flexibility (the “2010 Amendment”). Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10,000 in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (i) $200,000 or (ii) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10,000 sublimit for letters of credit. Pursuant to the 2010 Amendment, borrowing availability under the Revolving Credit Facility for foreign subsidiaries is limited to the greater of (i) the sum of 85% of the aggregate book value of accounts receivable of such foreign subsidiaries plus 60% of the aggregate book value of the inventory of such foreign subsidiaries and (ii) $25,000 (excluding permitted intercompany indebtedness of such foreign subsidiaries).

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

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability for the first nine months of 2010 and during 2009.

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

On February 3, 2010 we completed a private placement under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) of $235,000 aggregate principal amount of 9.0% unsecured senior notes due in 2018 (the “Initial Private Placement”) to refinance our 2012 Senior Notes. The Initial Private Placement resulted in gross proceeds of approximately $231,703, which reflects a discounted issue price of 98.597% of the principal amount. The proceeds were used, together with other available funds, for payment of consideration and costs relating to a cash tender offer and consent solicitation for our 2012 Senior Notes. A total of $199,429 aggregate principal amount of the 2012 Senior Notes were tendered, which represented approximately 88.6% of the $224,980 aggregate principal amount of the 2012 Senior Notes outstanding. We redeemed the remaining $25,551 of 2012 Senior Notes on March 22, 2010. On March 23, 2010, we completed another private placement offering under Rule 144A under the Securities Act (the “Supplemental Private Placement”) of $40,000 aggregate principal amount of 9.0% unsecured senior notes due in 2018 (together with the senior notes offered in the Initial Private Placement, the “2018 Senior Notes”). We received gross proceeds from the Supplemental Private Placement of approximately $39,700, which reflects a discounted issue price of 99.25% of the principal amount. The proceeds were used, together with the proceeds of the Initial Private Placement, for payment of consideration and costs relating to a cash tender offer for the final $25,551 of original 2012 Senior Note redemptions. The 2018 Senior Notes mature on February 15, 2018 and interest on these notes accrues at a rate of 9.0% per annum and is payable semi-annually on each February 15 and August 15.

Pursuant to the terms of registration rights agreements we entered into in connection with the issuance of the 2018 Senior Notes, we agreed, among other things, to make commercially reasonable efforts to file and cause to become effective an exchange offer registration statement with the SEC, filed May 24th 2010, with respect to a registered offer (the “Exchange Offer”) to exchange the 2018 Senior Notes for registered notes substantially identical in all material respects to the 2018 Senior Notes (the “Exchange Notes”). The Exchange Offer was launched on June 16, 2010 and expired on July 16, 2010. In connection with the Exchange Offer, $275,000, or 100%, of the outstanding 2018 Senior Notes were exchanged for Exchange Notes in the Exchange Offer.

We recorded a loss of $8,566 in the first quarter of 2010 on the early extinguishment of our 2012 Senior Notes. This amount included the write-off of approximately $1,897 of remaining unamortized debt issuance costs and bond premium amounts related to the 2012 Senior Notes, as well as the impact of the call and tender premiums paid in connection with the refinancing.

In connection with the issuance of 2018 Senior Notes, we incurred approximately $6,695 in costs that have been recorded as deferred financing costs to be amortized over the term of the 2018 Senior Notes.

As of September 30, 2010, we were in compliance with all of the covenants of our 2018 Senior Notes.

The fair value of our debt and capitalized lease obligations was approximately $282,906 at September 30, 2010, with the fair value of our 2018 Senior Notes based on sales prices of recent trading activity.

8. EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of time-based vesting restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of September 30, 2010, there were 406 shares of time-based vesting restricted stock outstanding.

As of September 30, 2010 and 2009, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Basic and Diluted Earnings (Loss) per Share	2010	2009	2010	2009
Basic EPS Numerator:
Net income (loss)	$3,108	$784	$2,393	$(63,686)
Less: Earnings allocated to participating securities	(73)	(17)	(56)	—

Net income (loss) allocated to common shareholders	$3,035	$767	$2,337	$(63,686)

Basic EPS Denominator:
Weighted average shares outstanding	16,939	16,809	16,925	16,809
Basic earnings (loss) per common share	$0.18	$0.05	$0.14	$(3.79)
Diluted EPS Numerator:

Net income (loss)	$3,108	$784	$2,393	$(63,686)
Less: Earnings allocated to participating securities	(72)	(9)	(56)	—

Net income (loss) allocated to common shareholders	$3,036	$775	$2,337	$(63,686)

Diluted EPS Denominator:

Weighted average shares outstanding	16,939	16,809	16,925	16,809
Dilutive common shares issuable upon exercise of stock options	73	371	56	—

Diluted weighted average share outstanding	17,012	17,180	16,981	16,809

Diluted earnings (loss) per common share	$0.18	$0.05	$0.14	$(3.79)

Options

Options with respect to 1,121 common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010 because they were antidilutive. Options with respect to 1,301 common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009 because they were antidilutive.

9. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. We recorded $631 and $1,715 in stock compensation expense for the three and nine months ended September 30, 2010, respectively, compared to $684 and $1,895 for the three and nine months ended September 30, 2009, respectively.

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

Changes in stock options were as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding January 1, 2010	1,300	$11.86	7.5	—
Granted	150	4.42	9.4	236
Exercised	—	—
Forfeited or expired	(42)	13.00	6.4

Outstanding September 30, 2010	1,408	11.03	7.1	809
Vested or expected to vest	1,361	11.23	7.0	744
Exercisable	96	3.99	8.3	191

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value.

Stock Awards

In January 2010, the Company awarded restricted stock to members of its board of directors. In total, non-management board members were awarded 166 unvested shares with an approximate aggregate fair value of $557. One-third of the shares vest on the first, second and third anniversary of the grant date. These awarded shares are participating securities which provide the recipient with both voting rights and, to the extent dividends, if any, are paid by the Company, non-forfeitable dividend rights with respect to such shares. Additionally, in March 2010, we awarded 775 performance shares to certain executives and key employees. Of the total performance shares awarded, 517 are convertible to stock, on a one-to-one basis, contingent upon future stock price performance. If, at any time up to ten years after the date of grant, the Company’s common stock attains three separate incrementally increasing stock price goals beginning with a price representing approximately 350% of the average stock price on the date of grant, a portion of the awards will vest. Of the total 517 performance shares convertible to stock, 117, 200, and 200 awards will vest upon reaching the first, second and third stock price targets, respectively. For accounting purposes, performance shares convertible to stock were measured on the grant date using a Monte Carlo model, with an assumption of 88.5% volatility, and a risk-free rate of 3.6%, resulting in an estimated aggregate fair value of approximately $1,974, which is required to be amortized as non-cash stock compensation expense over the estimated derived service period (also estimated using a Monte Carlo model) of approximately 2.5 years.

Changes in nonvested shares for the first nine months of 2010 were as follows:

	Shares	Weighted-Average Grant -Date Fair Value
Nonvested at January 1, 2010	371	$4.52
Granted	683	3.98
Vested	(131)	4.75
Forfeited	—	—

Nonvested at September 30, 2010	923	$4.09

The remaining 258 performance shares vest under the same terms as those performance awards to be settled in stock, but are settled in cash rather than stock. Of the total 258 performance shares settled in cash, 58, 100, and 100 awards will vest upon reaching the first, second and third stock price targets, respectively. The estimated fair value of these cash-settled shares is remeasured and the estimated service period is recalculated each balance sheet date using a Monte Carlo model (using the same assumptions noted above updated for any necessary changes since the date of the initial grant) and recorded as a liability. These awards had an estimated aggregate fair value of approximately $1,292 as of September 30, 2010, which will be recorded as stock compensation expense over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 2.25 years as of September 30, 2010.

Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$3,108	$784	$2,393	$(63,686)
Other comprehensive income (loss):
Currency translation adjustment, net of tax	68	20	181	56
Unrealized losses on available for sale securities (Level 1), net of tax (see Note 15)	(221)	—	(176)	—
Derivative gains, net of tax	—	100	—	470

Total comprehensive income (loss)	$2,955	$904	$2,398	$(63,160)

For the three and nine months ended September 30, 2010, the changes in other comprehensive income were net of tax benefits of $134 and $107, respectively, related to the change in fair value of available for sale securities (classified as Level 1 securities under the fair value hierarchy-see Note 15), and a tax provision of $34 and $137, respectively, for unrealized foreign currency adjustments. For the three and nine months ended September 30, 2009, the changes in other comprehensive income were net of tax provisions of $63 and $304, respectively, related to the change in fair value of derivatives, and a provision of $10 and $14, respectively, for unrealized foreign currency adjustments.

10. RELATED PARTIES

We lease our corporate office facility from certain members of our Board of Directors and executive management, and we made rental payments of $101 and $297 for the three and nine months ended September 30, 2010, respectively. We made rental payments of $98 and $290 for our corporate facility for the three and nine months ended September 30, 2009, respectively. In addition, we lease three manufacturing facilities from an entity in which one of our executive officers has a substantial minority interest, and we paid a total of $260 and $850 for the three and nine months ended September 30, 2010, respectively. We made payments of $232 and $836 for these manufacturing facilities for the three and nine months ended September 30, 2009, respectively.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,509 and $4,555 for the three and nine months ended September 30, 2010, respectively, and was $1,352 and $4,473 for the three and nine months ended September 30, 2009, respectively.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of September 30, 2010 and 2009, we had a $400 accrual recorded for this liability.

Though no assurances are possible, we believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations or cash flows.

12. DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time to time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. For those hedging relationships that meet such criteria, and for which hedge accounting is applied, we formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as the risk management objectives involved. We had no hedge positions at September 30, 2010, to which hedge accounting was applied. However, all of our hedges for which hedge accounting has been applied in the past qualified and were designated as cash flow hedges. We assess both at inception and at least quarterly thereafter, whether the derivatives used in these cash flow hedges are highly effective in offsetting changes in the cash flows associated with the hedged item. The effective portion of the related gains or losses on these derivative instruments are recorded in shareholders’ equity as a component of Other Comprehensive Income (“OCI”), and are subsequently recognized in income or expense in the period in which the related hedged items are recognized. The ineffective portion of these hedges related to an over-hedge (extent to which a change in the value of the derivative contract does not perfectly offset the change in value of the designated hedged item) is immediately recognized in income. Cash settlements related to derivatives are included in the operating section of the consolidated statement of cash flows, with prepaid expenses and other current assets or accrued liabilities, depending on the position.

We calculate the fair value of our copper futures contracts quarterly based on the quoted market price for the same or similar financial instruments. These derivatives have been determined to be Level 1 under the fair value hierarchy due to available market prices (see Note 15). As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our condensed consolidated balance sheets, gross values are netted and classified within prepaid expenses and other current assets or accrued liabilities depending upon our aggregate net position at the balance sheet date.

At September 30, 2010, we had outstanding copper futures contracts, with an aggregate fair value of negative $254, consisting of contracts to sell 1,150 pounds of copper in December 2010, as well as contracts to buy 100 pounds of copper in December 2010, respectively. At September 30, 2010, we had $678 cash collateral posted relative to our outstanding derivative positions within other current assets. At September 30, 2009, we had outstanding copper futures contracts, with an aggregate fair value of $433, consisting of contracts to sell 675 pounds of copper in December 2009, as well as contracts to buy 350 pounds of copper at December 2009. At September 30, 2009, we had no cash collateral posted relative to our then outstanding derivative positions. As hedge accounting has not been applied to any of our open hedges at September 30, 2010, no associated gains or losses have been recorded within OCI. At September 30, 2009, cumulative gains of $773 existed in OCI.

Derivatives accounted for as Hedges under the Accounting Rules	Gain Recognized in OCI (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)	Location of Gain (Loss) Recognized in Income
Copper commodity contracts:
Three months ended September 30, 2009	$162	$(2)	Cost of goods sold
Nine months ended September 30, 2009	$773	$12	Cost of goods sold

Derivatives not accounted for as Hedges under the Accounting Rules	Loss Recognized in Income	Location of Loss Recognized in Income
Copper commodity contracts:
Three months ended September 30, 2010	$(386)	Cost of goods sold
Nine months ended September 30, 2010	$(131)	Cost of goods sold
Three months ended September 30, 2009	$(358)	Cost of goods sold
Nine months ended September 30, 2009	$(1,396)	Cost of goods sold

13. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Effective Tax Rate	28.8%	32.3%	20.6%	11.3%

The decrease in our tax rate for the third quarter of 2010, as compared to the third quarter of 2009, reflects the impact of a $309 tax credit utilized in the third quarter of 2010. The increase in our effective tax rate for the first nine months of 2010 as compared to the first nine months of 2009 reflects the $69,498 pre-tax goodwill impairment charge recorded during the first quarter of 2009. A significant amount of the related book goodwill did not have a corresponding tax basis, thereby reducing the associated tax benefit and our effective tax rate for the first quarter of 2009. Income tax expense for the fourth quarter of 2009 included an out-of-period adjustment to correct an error in the amount of tax benefit initially recorded in relation to the non-cash goodwill impairment charge of $69,498 recorded in the first quarter of 2009. The adjustment resulted in a $2,900 decrease in the tax benefit associated with the impairment charge and a corresponding decrease in the non-current deferred income taxes reported in the first nine months of 2009. The adjustment would have resulted in an effective tax rate of 7.3% for the nine months ended September 30, 2009.

14. BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. We currently make matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $232 and $720 related to these savings plans during the three and nine months ended September 30, 2010, respectively. We recorded expense of $28 and $271 for the three and nine months ended September 30, 2009, respectively.

Riblet Pension Plan

As previously disclosed in the financial statements for the fiscal year ending December 31, 2009, as a result of its merger with Riblet Products Corporation (“Riblet”) in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The Riblet plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 85 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan. The Company does not expect to make any plan contributions in 2010.

The following table summarizes the components of net periodic benefit cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service Cost	N/A	N/A	N/A	N/A
Interest cost	$16	$16	$48	$48
Expected return on plan assets	(9)	(9)	(27)	(27)
Recognized net actuarial loss	—	—	—	—

Net periodic benefit cost	$7	$7	$21	$21

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

As of the periods ending September 30, 2010 and December 31, 2009, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents, derivatives, and equity securities. There were no transfers of assets between levels for the three and nine months ended September 30, 2010.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash & Cash Equivalents	$8,478	$—	$—	$8,478	$7,599	$—	$—	$7,599
Derivative Assets, Net of Collateral	424	—	—	424	91	—	—	91
Available for Sale Securities	1,295	—	—	1,295	—	—	—	—

Total	$10,197	$—	$—	$10,197	$7,690	$—	$—	$7,690

16. OTHER INCOME

We recorded other income of $170 and $56 for the third quarter and first nine months of 2010, respectively, primarily reflecting a favorable exchange rate impact on our Canadian subsidiary. We recorded other income of $674 and $1,068, for the third quarter and first nine months of 2009, respectively, primarily reflecting a favorable rate impact on our Canadian subsidiary.

17. BUSINESS SEGMENT INFORMATION

We have two reportable segments: (1) Distribution and (2) Original Equipment Manufacturers (“OEM”). The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us, which are used as inputs into subassemblies of manufactured finished goods.

Financial data for the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales:
Distribution	$142,222	$104,875	$383,091	$281,801
OEM	45,375	28,920	134,497	82,248

Total	$187,597	$133,795	$517,588	$364,049

Operating Income (Loss):
Distribution	$12,561	$10,210	$36,507	$24,770
OEM	3,099	2,615	10,388	4,982

Total segments	15,660	12,825	46,895	29,752
Corporate	(4,494)	(6,484)	(14,900)	(86,902)

Consolidated operating income (loss)	$11,166	$6,341	$31,995	$(57,150)

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

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, share-based compensation expense, and intangible amortization.

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

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET SALES	$173,292	$—	$14,305	$—	$187,597
COST OF GOODS SOLD	151,569	—	11,354	—	162,923

GROSS PROFIT	21,723	—	2,951	—	24,674
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	10,090	—	1,375	—	11,465
INTANGIBLE ASSET AMORTIZATION	1,594	—	12	—	1,606
ASSET IMPAIRMENTS	202	—	—	—	202
RESTRUCTURING CHARGES	235	—	—	—	235

OPERATING INCOME	9,602	—	1,564	—	11,166
INTEREST EXPENSE	6,909	—	60	—	6,969
OTHER INCOME, NET	—	—	(170)	—	(170)

INCOME BEFORE INCOME TAXES	2,693	—	1,674	—	4,367
INCOME FROM SUBSIDIARIES	1,130	—	—	(1,130)	—
INCOME TAX EXPENSE	715	—	544	—	1,259

NET INCOME	$3,108	$—	$1,130	$(1,130)	$3,108

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2009

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET SALES	$122,163	$—	$11,632	$—	$133,795
COST OF GOODS SOLD	104,429	—	9,046	—	113,475

GROSS PROFIT	17,734	—	2,586	—	20,320
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	8,636	—	1,280	—	9,916
INTANGIBLE ASSET AMORTIZATION	2,047	—	24	—	2,071
ASSET IMPAIRMENTS	300	—	—	—	300
RESTRUCTURING CHARGES	1,692	—	—	—	1,692

OPERATING INCOME	5,059	—	1,282	—	6,341
INTEREST EXPENSE	6,202	—	40	—	6,242
GAIN ON REPURCHASE OF SENIOR NOTES	(385)	—	—	—	(385)
OTHER INCOME, NET	—	—	(674)	—	(674)

INCOME (LOSS) BEFORE INCOME TAXES	(758)	—	1,916	—	1,158
INCOME FROM SUBSIDIARIES	1,121	—	—	(1,121)	—
INCOME TAX EXPENSE (BENEFIT)	(421)	—	795	—	374

NET INCOME	$784	$—	$1,121	$(1,121)	$784

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET SALES	$487,483	$—	$30,105	$—	$517,588
COST OF GOODS SOLD	420,282	—	23,797	—	444,079

GROSS PROFIT	67,201	—	6,308	—	73,509
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	30,661	—	3,863	—	34,524
INTANGIBLE ASSET AMORTIZATION	5,194	—	34	—	5,228
ASSET IMPAIRMENTS	202	—	—	—	202
RESTRUCTURING CHARGES	1,560	—	—	—	1,560

OPERATING INCOME	29,584	—	2,411	—	31,995
INTEREST EXPENSE	20,302	—	169	—	20,471
LOSS ON EXTINGUISHMENT OF DEBT	8,566	—	—	—	8,566
OTHER INCOME, NET	—	—	(56)	—	(56)

INCOME BEFORE INCOME TAXES	716	—	2,298	—	3,014
INCOME FROM SUBSIDIARIES	1,486	—	—	(1,486)	—
INCOME TAX EXPENSE (BENEFIT)	(191)	—	812	—	621

NET INCOME	$2,393	$—	$1,486	$(1,486)	$2,393

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET SALES	$339,615	$—	$24,434	$—	$364,049
COST OF GOODS SOLD	291,292	—	18,879	—	310,171

GROSS PROFIT	48,323	—	5,555	—	53,878
SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES	27,153	—	3,255	—	30,408
INTANGIBLE ASSET AMORTIZATION	6,691	—	82	—	6,773
ASSET IMPAIRMENTS	69,798	—	—	—	69,798
RESTRUCTURING CHARGES	3,989	—	60	—	4,049

OPERATING INCOME (LOSS)	(59,308)	—	2,158	—	(57,150)
INTEREST EXPENSE	18,761	—	253	—	19,014
GAIN ON REPURCHASE OF SENIOR NOTES	(3,285)	—	—	—	(3,285)
OTHER INCOME, NET	—	—	(1,068)	—	(1,068)

INCOME (LOSS) BEFORE INCOME TAXES	(74,784)	—	2,973	—	(71,811)
INCOME FROM SUBSIDIARIES	1,847	—	—	(1,847)	—
INCOME TAX EXPENSE (BENEFIT)	(9,251)	—	1,126	—	(8,125)

NET INCOME (LOSS)	$(63,686)	$—	$1,847	$(1,847)	$(63,686)

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,421	$67	$1,990	$—	$8,478
Accounts receivable — net of allowances	103,169	—	9,688	—	112,857
Intercompany receivable	5,005	—	—	(5,005)	—
Inventories	83,442	—	9,727	—	93,169
Deferred income taxes	2,751	—	474	—	3,225
Assets held for sale	2,476	—	—	—	2,476
Prepaid expenses and other current assets	11,411	1	1,854	(5,358)	7,908

Total current assets	214,675	68	23,733	(10,363)	228,113
PROPERTY, PLANT AND EQUIPMENT, NET	46,107	—	290	—	46,397
GOODWILL	27,599	—	1,494	—	29,093
INTANGIBLE ASSETS	25,246	—	113	—	25,359
OTHER ASSETS	9,560	—	(28)	—	9,532
INVESTMENT IN SUBSIDIARIES	8,247	—	—	(8,247)	—

TOTAL ASSETS	$331,434	$68	$25,602	$(18,610)	$338,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$9	$—	$—	$—	$9
Accounts payable	23,886	8	3,373	—	27,267
Intercompany payable	—	46	4,959	(5,005)	—
Accrued liabilities	20,780	14	3,113	—	23,907
Other liabilities	—	—	5,358	(5,358)	—

Total current liabilities	44,675	68	16,803	(10,363)	51,183
LONG-TERM DEBT	271,708	—	—	—	271,708
OTHER LONG-TERM LIABILITIES	3,799	—	—	—	3,799
DEFERRED INCOME TAXES	2,143	—	552	—	2,695
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	89,926	—	1,000	(1,000)	89,926
Accumulated other comprehensive loss	(240)	—	(165)	165	(240)
Retained earnings (accumulated deficit)	(80,594)	—	7,412	(7,412)	(80,594)

Total shareholders’ equity	9,109	—	8,247	(8,247)	9,109

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$331,434	$68	$25,602	$(18,610)	$338,494

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2009

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,018	$57	$3,524	$—	$7,599
Accounts receivable — net of allowances	78,904	—	7,489	—	86,393
Intercompany receivable	2,674	—	—	(2,674)	—
Inventories	61,277	—	4,945	—	66,222
Deferred income taxes	2,770	—	359	—	3,129
Assets held for sale	3,624	—	—	—	3,624
Prepaid expenses and other current assets	4,499	12	1,448	—	5,959

Total current assets	157,766	69	17,765	(2,674)	172,926
PROPERTY, PLANT AND EQUIPMENT, NET	50,272	—	394	—	50,666
GOODWILL	27,598	—	1,466	—	29,064
INTANGIBLE ASSETS	30,440	—	144	—	30,584
DEFERRED INCOME TAXES	—	—	434	—	434
OTHER ASSETS	10,785	—	6	(4,358)	6,433
INVESTMENT IN SUBSIDIARIES	6,581	—	—	(6,581)	—

TOTAL ASSETS	$283,442	$69	$20,209	$(13,613)	$290,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$14	$—	$—	$—	$14
Accounts payable	15,106	—	2,587	—	17,693
Intercompany payable	—	56	2,618	(2,674)	—
Accrued liabilities	19,988	13	3,979	—	23,980

Total current liabilities	35,108	69	9,184	(2,674)	41,687
LONG-TERM DEBT	236,839	—	—	—	236,839
OTHER LONG-TERM LIABILITIES	3,823	—	4,358	(4,358)	3,823
DEFERRED INCOME TAXES	2,412	—	86	—	2,498
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	88,475	—	1,000	(1,000)	88,475
Accumulated other comprehensive loss	(245)	—	(345)	345	(245)
Retained earnings (accumulated deficit)	(82,987)	—	5,926	(5,926)	(82,987)

Total shareholders’ equity	5,260	—	6,581	(6,581)	5,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$283,442	$69	$20,209	$(13,613)	$290,107

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$2,393	$—	$1,486	$(1,486)	$2,393
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	14,996	—	145	—	15,141
Stock-based compensation	1,715	—	—	—	1,715
Foreign currency transaction gain	—	—	(56)	—	(56)
Loss on extinguishment of debt, net	8,566	—	—	—	8,566
Asset impairments	202	—	—	—	202
Deferred taxes	(144)	—	842	—	698
Loss on disposal of fixed assets	395	—	—	—	395
Equity in consolidated subsidiaries	(1,486)	—	—	1,486	—
Changes in operating assets and liabilities:
Accounts receivable	(24,265)	—	(2,334)	—	(26,599)
Inventories	(22,165)	—	(4,748)	—	(26,913)
Prepaid expenses and other assets	(6,896)	11	5,093	—	(1,792)
Accounts payable	8,609	8	810	—	9,427
Intercompany accounts	2,029	(10)	(2,019)	—	—
Accrued liabilities	40	1	(833)	—	(792)

Net cash flow from operating activities	(16,011)	10	(1,614)	—	(17,615)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,500)	—	—	—	(4,500)
Purchase of investments	(1,576)	—	—	—	(1,576)
Proceeds from sale of fixed assets	1,170	—	—	—	1,170

Net cash flow from investing activities	(4,906)	—	—	—	(4,906)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	34,961	—	—	—	34,961
Repayments under revolving credit facility	(45,200)	—	—	—	(45,200)
Payment of debt financing and amendment fees	(6,695)	—	—	—	(6,695)
Repayment of long-term debt	(231,657)	—	—	—	(231,657)
Proceeds from issuance of 2018 Senior Notes	271,911	—	—	—	271,911

Net cash flow from financing activities	23,320	—	—	—	23,320

Effect of exchange rate on cash and cash equivalents	—	—	80	—	80
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,403	10	(1,534)	—	879
CASH AND CASH EQUIVALENTS — Beginning of period	4,018	57	3,524	—	7,599

CASH AND CASH EQUIVALENTS — End of period	$6,421	$67	$1,990	$—	$8,478

NONCASH ACTIVITY
Unpaid capital expenditures	199	—	—	—	199
Capital lease obligation	10	—	—	—	10
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	(932)	—	1,020	—	88
Cash interest paid	21,936	—	—	—	21,936

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(63,686)	$—	$1,847	$(1,847)	$(63,686)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	17,431	—	191	—	17,622
Stock-based compensation	1,895	—	—	—	1,895
Foreign currency transaction gain	—	—	(1,068)	—	(1,068)
Gain on repurchase of Senior Notes	(3,285)	—	—	—	(3,285)
Asset impairments	69,798	—	—	—	69,798
Deferred taxes	(10,296)	—	1,200	—	(9,096)
Loss on disposal of fixed assets	446	—	—	—	446
Equity in consolidated subsidiaries	(1,847)	—	—	1,847	—
Changes in operating assets and liabilities:
Accounts receivable	15,430	—	(2,012)	—	13,418
Inventories	1,836	—	(2,103)	—	(267)
Prepaid expenses and other assets	7,786	(3)	(2,746)	—	5,037
Accounts payable	(2,584)	(10)	1,947	—	(647)
Intercompany accounts	587	37	(624)	—	—
Accrued liabilities	(2,346)	(9)	1,602	—	(753)

Net cash flow from operating activities	31,165	15	(1,766)	—	29,414

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,751)	—	(39)	—	(2,790)
Proceeds from sale of fixed assets	123	—	—	—	123

Net cash flow from investing activities	(2,628)	—	(39)	—	(2,667)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	31,809	—	—	—	31,809
Repayments under revolving credit facility	(55,959)	—	—	—	(55,959)
Payment of debt financing and amendment fees	(1,012)	—	—	—	(1,012)
Repayment of long-term debt	(12,004)	—	—	—	(12,004)

Net cash flow from financing activities	(37,166)	—	—	—	(37,166)

Effect of exchange rate on cash and cash equivalents	—	—	176	—	176
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,629)	15	(1,629)	—	(10,243)
CASH AND CASH EQUIVALENTS — Beginning of period	12,617	49	3,662	—	16,328

CASH AND CASH EQUIVALENTS — End of period	$3,988	$64	$2,033	$—	$6,085

NONCASH ACTIVITY
Unpaid capital expenditures	251	—	—	—	251
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	(4,186)	—	971	—	(3,215)
Cash interest paid	12,899	—	—	—	12,899

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this report under “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2009 and under “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. We assume no obligation to update any of these forward-looking statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included in this report.

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

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. The price of copper is particularly volatile and fluctuations in copper prices can significantly affect our sales and profitability. We generally attempt to pass along increases in the price of copper and other raw materials to our customers. However, it has been proven difficult to pass along the increased price of copper and other raw materials recently, mainly because of lower overall demand and excess capacity in the wire and cable industry. In contrast, when the price of copper declines marginally and slowly over time, we attempt to maintain our prices.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(Thousands, except per share data)				(Thousands, except per share data)
Net sales	$187,597	100.0%	$133,795	100.0%	$517,588	100.0%	$364,049	100.0%
Gross profit	24,674	13.2	20,320	15.2	73,509	14.2	53,878	14.8
Selling, engineering, general and administrative expenses	11,465	6.1	9,916	7.4	34,524	6.7	30,408	8.4
Intangible asset amortization	1,606	0.9	2,071	1.5	5,228	1.0	6,773	1.9
Asset impairments	202	0.1	300	0.2	202	0.0	69,798	19.2
Restructuring charges	235	0.1	1,692	1.3	1,560	0.3	4,049	1.1

Operating income (loss)	11,166	6.0	6,341	4.7	31,995	6.2	(57,150)	(15.7)
Interest expense	6,969	3.7	6,242	4.7	20,471	4.0	19,014	5.2
Gain on repurchase of 2012 Senior Notes	—	—	(385)	(0.3)	—	—	(3,285)	(0.9)
Loss on extinguishment of 2012 Senior Notes	—	—	—	—	8,566	1.7	—	—
Other income, net	(170)	(0.1)	(674)	(0.5)	(56)	(0.0)	(1,068)	(0.3)

Income (loss) before income taxes	4,367	2.3	1,158	0.9	3,014	0.6	(71,811)	(19.7)
Income tax expense (benefit)	1,259	0.7	374	0.3	621	0.1	(8,125)	(2.2)

Net income (loss)	$3,108	1.7	$784	0.6	$2,393	0.5	$(63,686)	(17.5)

Diluted earnings (loss) per share	$0.18		$0.05		$0.14		$(3.79)

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items excluded from our calculations of Adjusted EBITDA and Adjusted EPS include asset impairments and restructuring charges, gains and losses on our repurchase or extinguishment of our 9.875% Senior Notes due October 2012 (the “2012 Senior Notes”), share-based compensation expense, and foreign currency transaction gains recorded at our Canadian subsidiary.

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

Similarly, we believe our use of Adjusted EPS provides an appropriate measure to use in assessing our performance across periods given that this measure provides an adjustment for certain significant items, the magnitude of which may vary drastically from period to period and, thereby, have a disproportionate effect on the earnings reported for a given period. However, we do not, and do not recommend that you, solely use Adjusted EPS to assess our financial and earnings performance. We also use, and recommend that you use, diluted earnings per share in addition to Adjusted EPS in assessing our earnings performance. Finally, other companies may define Adjusted EPS differently and, as a result, our measure of Adjusted EPS may not be directly comparable to Adjusted EPS measures of other companies.

The following tables, which reconcile our measure of Adjusted EPS to diluted earnings per shares, and Adjusted EBITDA to net income, respectively, should be used along with the above statements of operations for the periods presented, in conjunction with the results of operations review that follows.

Diluted earnings (loss) per share, as determined in accordance with GAAP, to Adjusted EPS	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Diluted earnings (loss) per share	$0.18	$0.05	$0.14	$(3.79)
Asset impairments (1)	0.01	0.01	0.01	3.65
Restructuring charges (2)	0.01	0.07	0.06	0.16
Loss (gain) on extinguishment (repurchase) of debt (3)	—	(0.02)	0.31	(0.13)
Share-based compensation expense (4)	0.02	0.03	0.06	0.08
Foreign currency transaction gain (5)	(0.01)	(0.03)	—	(0.04)

Adjusted EPS	$0.21	$0.11	$0.58	$(0.07)

Net income (loss), as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands)		(Thousands)
Net income (loss)	$3,108	$784	$2,393	$(63,686)
Interest expense	6,969	6,242	20,471	19,014
Income tax expense (benefit)	1,259	374	621	(8,125)
Depreciation and amortization expense (a)	4,377	5,157	13,562	16,569

EBITDA	$15,713	$12,557	$37,047	$(36,228)

Asset impairments (1)	202	300	202	69,798
Restructuring charges (2)	235	1,692	1,560	4,049
Loss (gain) on extinguishment (repurchase) of debt (3)	—	(385)	8,566	(3,285)
Share-based compensation expense (4)	631	684	1,715	1,895
Foreign currency transaction gain (5)	(170)	(674)	(56)	(1,068)

ADJUSTED EBITDA	$16,611	$14,174	$49,034	$35,161

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item listed in the table above, each of which has been excluded from EBITDA in order to arrive at our measure of Adjusted EBITDA for each of the periods presented, is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded net income of $3.1 million (or $0.18 per diluted share) in the third quarter of 2010, as compared to net income of $0.8 million (or $0.05 per diluted share) for the third quarter of 2009. For the third quarter of 2010, we recorded EBITDA of $15.7 million, as compared to $12.6 million in EBITDA for the third quarter of 2009. As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income-statement review below contains further detail regarding these items.

(1)	Asset impairments: Our results for the three and nine months ended September 30, 2010 included $0.2 million ($0.1 million after tax or $0.01 per diluted share) for non-cash asset impairment charges. Our results for the three and nine months ended September 30, 2009 were impacted by non-cash asset impairments of $0.3 million ($0.2 million after tax, or $0.01 per diluted share) and $69.8 million ($61.4 million after tax, or $3.65 per diluted share), respectively, related mainly to a $69.5 million non-cash goodwill impairment recorded relative to our Distribution segment.
(2)	Restructuring charges: Our results for the three and nine months ended September 30, 2010 included $0.2 million ($0.1 million after tax, or $0.01 per diluted share) and $1.6 million ($1.0 million after tax, or $0.06 per diluted share), respectively, in restructuring charges. For the three and nine months ended September 30, 2010, these expenses were primarily comprised of holding costs associated with facilities closed throughout 2008 and 2009. Our results for the three and nine months ended September 30, 2009 included $1.7 million ($1.1 million after tax, or $0.07 per diluted share) and $4.0 million ($2.7 million after tax, or $0.16 per diluted share), respectively, of restructuring charges. For the three and nine months ended September 30, 2009, these expenses were primarily incurred in connection with severance for headcount reductions and for certain holding costs incurred relative to the closure of our East Longmeadow facility, and relative to those facilities closed during 2008 in connection with the integration of our 2007 Acquisitions.
(3)	Loss (gain) on extinguishment (repurchase) of 2012 Senior Notes: We refinanced our 2012 Senior Notes in the first quarter of 2010 by issuing $275.0 million in 2018 Senior Notes. We recorded a loss of $8.6 million ($5.3 million after tax, or $0.31 per diluted share) associated with this refinancing. During the three and nine months ended September 30, 2009, we repurchased $2.2 and $12.8 million par value of 2012 Senior Notes, respectively. As a result of these repurchases, we recorded an associated gain of $0.4 million ($0.3 million after tax, or $0.02 per diluted share) and $3.3 million ($2.2 million after tax, or $0.13 per diluted share), respectively, for the three and nine months ended September 30, 2009.
(4)	Share-based compensation expense: We recorded share-based compensation expense of $0.6 million ($0.4 million after tax, or $0.02 per diluted share) in the third quarter of 2010 and $1.7 million ($1.1 million after tax, or $0.06 per diluted share) during the nine months ended September 30, 2010. Our results for the three and nine months ended September 30, 2009 included $0.7 million ($0.5 million after tax, or $0.03 per diluted share) and $1.9 million ($1.3 million after tax, or $0.08 per diluted share), respectively, of stock-based compensation. Stock-based compensation is non-cash in nature and is excluded from our measures of adjusted earnings in order for such measures to reflect more closely operational results due to the periodic fluctuations in the estimated fair value of a significant portion of the underlying share-based instruments.
(5)	Foreign currency transaction gain: We recorded a foreign currency transaction gain of $0.2 million ($0.1 million after tax, or $0.01 per diluted share) and $0.1 million ($0.0 million after tax, or $0.00 per diluted share) for the three and nine months ended September 30, 2010, respectively. We recorded a foreign currency transaction gain of $0.7 million ($0.5 million after tax, or $0.03 per diluted share) and $1.1 million ($0.7 million after tax, or $0.04 per diluted share) for the three and nine months ended September 30, 2009. These gains and losses related to the impact of exchange rate fluctuations on our Canadian subsidiary.

Excluding the impact of the above-noted items, our results for the third quarter and first nine months of 2010, as compared to the third quarter and first nine months of 2009, primarily reflect the impact of improved market conditions which have resulted in increased demand levels, and the favorable impact of such increased demand on our profitability, primarily in the form of higher overall gross profit. Our Adjusted EBITDA increased to $16.6 million and $49.0 million for the third quarter and first nine months of 2010, respectively, as compared to $14.2 million and $35.2 million for the third quarter and first nine months of 2009, respectively, primarily as a result of the impact of higher demand levels and our ability to leverage our fixed costs over an increased sales base.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands)		(Thousands)
Net cash flow from operating activities	$(10,242)	$(7,417)	$(17,615)	$29,414
Interest expense	6,969	6,242	20,471	19,014
Income tax expense (benefit)	1,259	374	621	(8,125)
Deferred taxes	(1,355)	(267)	(698)	9,096
Gain (loss) on disposals of fixed assets	81	(432)	(395)	(446)
Share-based compensation expense	(631)	(684)	(1,715)	(1,895)
Gain (loss) on repurchase (extinguishment) of debt	—	385	(8,566)	3,285
Asset impairments	(202)	(300)	(202)	(69,798)
Foreign currency transaction gain	170	674	56	1,068
Amortization of debt issuance costs (a)	(543)	(417)	(1,579)	(1,052)
Changes in operating assets and liabilities	20,207	14,399	46,669	(16,789)

EBITDA	$15,713	$12,557	$37,047	$(36,228)

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation, and are included as a component of interest expense for income statement presentation.

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Net sales

	Three Months Ended September 30,
	2010		2009
	Amount	%	Amount	%
	(Thousands)
Net Sales:
Distribution	$142,222	75.8%	$104,875	78.4%
OEM	45,375	24.2	28,920	21.6

Total	$187,597	100.0%	$133,795	100.0%

Net sales for the third quarter of 2010 were $187.6 million compared to $133.8 million for the third quarter of 2009, an increase of $53.8 million or 40.2%. The increase reflects significantly higher average copper prices and increased volumes during the third quarter of 2010 as compared to the same quarter last year. During the third quarter of 2010, the average daily selling price of copper cathode on the COMEX was $3.30 per pound as compared to an average of $2.67 per pound for the third quarter of 2009, an increase of 23.6%. For the third quarter of 2010, our total sales volume (measured in total pounds shipped) increased 18.5% compared to the third quarter of 2009, with increases of 10.6% and 41.7% within our Distribution and OEM segments, respectively. These increases reflect improved overall market conditions, and to a lesser degree, volume added as a result of new products introduced late in 2009 and early in 2010. The significant year over year volume growth in our OEM segment also reflects the favorable impact of increased demand from existing customers which had been particularly affected by the economic circumstances in existence during the third quarter of 2009. On a quarter-over-quarter basis, total volume for the third quarter of 2010 was 2.7% higher than total volume for the second quarter of 2010, as the favorable impact of a modest seasonal uptick in our Distribution business more than offset a modest decline in volume in our OEM segment. Our overall OEM segment volumes declined 4.5% in the third quarter of 2010, as compared to the second quarter of 2010. This OEM volume decline from second to third quarter of 2010 is consistent with past years’ patterns. Historically, OEM segment volumes trend lower in the second half of the year, with fourth quarter demand in particular being impacted by OEM industry-related temporary seasonal and holiday plant shutdowns. While we would expect to record year over year volume growth in the fourth quarter of 2010, as compared to the fourth quarter of 2009, we remain cautious as we head into the fourth quarter of 2010 as we have noted a level of demand inconsistency, as well as modest volume contraction on a sequential basis within certain areas of our business, which may be a sign of potential market retrenchment rather than normal seasonal softness, as well as by continued uncertainty regarding the overall sustainability of the economic recovery.

Gross profit

We generated $24.7 million in total gross profit for the third quarter of 2010, as compared to $20.3 million in the third quarter of 2009, an increase of $4.4 million, or 21.7%. This significant increase in gross profit primarily reflects the impact of the above-noted volume increases, with increased gross profit being recorded in both our Distribution and OEM segments as compared to the third quarter of 2009. The increase also reflects the favorable impact of lower overhead variances and increased expense leverage as our fixed costs were spread over an increased net sales base. Our gross profit as a percentage of net sales (“gross profit rate”) was 13.2% for the third quarter of 2010, as compared to 15.2% for the third quarter of 2009. The decline in our gross profit rate reflects, in part, a moderate shift in sales mix between our OEM and Distribution segments and the impact of overall higher average copper prices during the third quarter of 2010 as compared to the third quarter of 2009. OEM sales, which generally carry a lower gross profit rate, comprised approximately 24.2% of our consolidated net sales for the third quarter of 2010, as compared to 21.6% of consolidated net sales for the same quarter last year. We also continue to face marketplace pricing pressure caused by excess industry capacity relative to market demand. During the third quarter of 2010, the impact of excess industry capacity on pricing was coupled with persistent month-over-month increases in copper prices during each month of the third quarter of 2010. The average price of copper COMEX for the month of September 2010 was approximately 20% higher than the average for the month of June 2010. These factors combined to cause a lowering in the spread between the cost of copper in our manufactured products and the prices we were able to charge for our products which resulted in gross profit contraction during the third quarter of 2010, as compared to both the first and second quarters of 2010.

Selling, engineering, general and administrative (“SEG&A”) expense

We incurred total SEG&A expense of $11.5 million for the third quarter of 2010, as compared to $9.9 million for the third quarter of 2009, while our SEG&A as a percentage of total net sales decreased to 6.1% for the third quarter of 2010, as compared to 7.4% for the third quarter of 2009. This decline in SEG&A rate reflects the favorable impact of increased expense leverage as our fixed costs were spread over a higher net sales base. The $1.6 million increase in SEG&A expense for the third quarter of 2010, as compared to the third quarter of 2009, primarily reflects the fact that our SEG&A in the third quarter of 2009 included the favorable impact of our having resolved certain customer-related collection and other matters which collectively accounted for $0.9 million in lower SEG&A expenses during the third quarter of 2009. The majority of the remaining $0.7 million increase reflects increased payroll and related expenses mainly in the form of increased commissions and accrued discretionary pay given increased sales levels and profitability as compared to the same period last year.

Intangible amortization expense

Intangible amortization expense for the third quarter of 2010 was $1.6 million, as compared to $2.1 million for the third quarter of 2009, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. These intangible assets are amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. Amortization for the third quarter of 2010 was lower than the third quarter of 2009, primarily as a function of the impact of the aforementioned accelerated amortization methodology.

Asset impairments

The $0.2 million and $0.3 million impairment charges recorded in the third quarter of 2010 and 2009, respectively, were for properties being marketed for sale. The resulting adjusted carrying value reflected our estimate of the property’s fair value as determined by management, after considering the best information available and our own assessments about the assumptions market participant would use in valuing the asset.

Restructuring charges

Restructuring charges for the third quarter of 2010 were $0.2 million, as compared to $1.7 million for the third quarter of 2009. For the third quarter of 2010, these expenses were primarily comprised of holding costs associated with facilities closed throughout 2008 and 2009. For the third quarter of 2009, these expenses were primarily incurred in connection with the closure of our East Longmeadow, Massachusetts manufacturing facility in the second quarter of 2009 and our Oswego, New York facility during the third quarter of 2009, accounting for $0.9 million of the total $1.7 million recorded in the third quarter of 2009 and, to a lesser degree, included lease and other holding costs incurred relative to facilities closed during 2008.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Three Months Ended September 30,
	2010		2009
	Amount	%	Amount	%
	(Thousands)
Operating Income:
Distribution	$12,561	8.8%	$10,210	9.7%
OEM	3,099	6.8	2,615	9.0

Total segments	15,660		12,825
Corporate	(4,494)		(6,484)

Consolidated operating income	$11,166	6.0%	$6,341	4.7%

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, share-based compensation expense, and intangible amortization. Our segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. Depreciation expense is not allocated to segments but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers.

Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

Distribution operating income was $12.6 million for the third quarter of 2010, as compared to $10.2 million for the third quarter of 2009, an increase of $2.4 million, primarily reflecting the favorable gross profit impact of the above-noted increased sales volumes in 2010. Our segment operating income rate was 8.8% for the third quarter of 2010, as compared to 9.7% for the same quarter last year. The decrease in the operating income rate reflects a lower gross profit rate, partially offset by increased fixed-cost leverage, as such costs were spread over a higher overall sales base for 2010. In addition, a portion of our Distribution sales are priced to earn a fixed dollar margin, which causes our gross profit rate, and thus our operating profit rate, to decline when copper prices increase, as was the case during the third quarter of 2010.

OEM operating income was $3.1 million for the third quarter of 2010, as compared to $2.6 million for the third quarter of 2009, an increase of $0.5 million, primarily reflecting the favorable gross profit impact of the above-noted increased sales volumes in 2010. Our segment operating income rate was 6.8% for the 2010 quarter, as compared to 9.0% for the same quarter last year. The decrease in the operating income rate reflects a lower gross profit rate, partially offset by increased fixed-cost leverage, as such fixed costs are spread over a higher overall sales base. In addition, a significant portion of our OEM sales are priced to earn a fixed dollar margin, which causes our gross profit rate, and thus our operating profit rate, to decline when copper prices increase as was the case during the third quarter of 2010.

Interest expense

We incurred $7.0 million in interest expense for the third quarter of 2010, as compared to $6.2 million for the third quarter of 2009, with the increase due to higher average outstanding borrowings for the third quarter of 2010 compared to the same quarter last year.

Gain on 2012 Senior Notes repurchases

We recorded a $0.4 million gain in the third quarter of 2009 resulting from our repurchase of $2.2 million in par value of our 2012 Senior Notes.

Other income, net

We recorded other income of $0.2 million and $0.7 million for the third quarter of 2010 and 2009, respectively, primarily reflecting an exchange rate impact on our Canadian subsidiary.

Income tax expense (benefit)

We recorded an income tax expense of $1.3 million for the third quarter of 2010 compared to income tax expense of $0.4 million for the third quarter of 2009, with the increase primarily reflecting increased pre-tax income. The 3.5% decrease in our effective tax rate from 28.8% in the third quarter of 2010, as compared to 32.3% in the third quarter of 2009, reflects the impact of a $0.3 million tax credit utilized during the third quarter of 2010.

Nine Months Ended September 30, 2010 Compared with Nine months Ended September 30, 2009

Net sales

	Nine Months Ended September 30,
	2010		2009
	Amount	%	Amount	%
	(Thousands)
Net Sales:
Distribution	$383,091	74.0%	$281,801	77.4%
OEM	134,497	26.0	82,248	22.6

Total	$517,588	100.0%	$364,049	100.0%

Net sales for the nine months ended September 30, 2010 were $517.6 million compared to $364.0 million for the nine months ended September 30, 2009, an increase of $153.6 million or 42.2%. The increase reflects significantly higher average copper prices and increased volumes during the first nine months of 2010 as compared to the same period last year. During the first nine months of 2010, the average daily selling price of copper cathode on the COMEX, averaged $3.26 per pound as compared to an average of $2.13 per pound for the first nine months of 2009, an increase of 53.1%. For the nine months ended September 30, 2010, our total sales volume (measured in total pounds shipped) increased 18.1% compared to the first nine months of 2009 due to improved overall market conditions within the industrial and OEM markets, and to a lesser degree, volume added as a result of new products introduced late in 2009 and early in 2010, primarily industrial cable products.

For the nine months ended September 30, 2010, Distribution net sales were $383.1 million, as compared to $281.8 million for the nine months ended September 30, 2009, an increase of $101.3 million, or 35.9%. As noted above in our discussion of consolidated results, this increase was due primarily to an increase in copper prices and sales volumes as compared to the same period last year. For the first nine months of 2010, our Distribution segment total sales volume (measured in total pounds shipped) increased 14.2% compared to the first nine months of 2009, reflecting improved overall market conditions and the favorable impact of sales of new products, primarily industrial cable products.

For the nine months ended September 30, 2010, OEM net sales were $134.5 million compared to $82.2 million for the nine months ended September 30, 2009, an increase of $52.3 million, or 63.6%. As noted above in our discussion of consolidated results, this increase was due primarily to an increase in copper prices and sales volumes as compared to the same period last year. For the nine months ended September 30, 2010, our OEM segment total sales volume (measured in total pounds shipped) increased 27.6% compared to the nine months ended September 30, 2009, primarily reflecting improved market conditions and increased demand from existing customers which had been particularly affected by the economic circumstances in existence during the third quarter of 2009.

Gross profit

We generated $73.5 million in total gross profit for the nine months ended September 30, 2010, as compared to $53.9 million in the nine months ended September 30, 2009, an increase of $19.6 million, or 36.4%. The improvement primarily reflects the impact of the above-noted volume increases, with increased gross profit being recorded in both our Distribution and OEM segments as compared to the same nine-month period last year. Our gross profit rate was 14.2% for the first nine months of 2010 compared to 14.8% for the first nine months of 2009, with the decline reflecting, in part, a moderate shift in sales mix between our OEM and Distribution segments. OEM sales, which generally carry a lower gross profit rate, comprised approximately 26.0% of our consolidated net sales for the first nine months of 2010, as compared to 22.6% of consolidated net sales for the same quarter last year. The decline in gross profit rate also reflects, in part, the impact of increased average copper prices. A significant portion of our business involves the production and sale of products which are priced to earn a fixed dollar margin, which causes our gross profit rate to compress in higher copper price environments, as was the case in the first nine months of 2010 as compared to the first nine months of 2009.

Selling, engineering, general and administrative (“SEG&A”) expense

We incurred total SEG&A expense of $34.5 million for the nine months ended September 30, 2010, as compared to $30.4 million for the nine months ended September 30, 2009, while our SEG&A as a percentage of total net sales decreased to 6.7% for the first nine months of 2010, as compared to 8.4% for the first nine months of 2009. This decline in SEG&A rate reflects the favorable impact of increased expense leverage as our fixed costs were spread over a higher net sales base. The $4.1 million increase in SEG&A expense for the first nine months of 2010, as compared to the first nine months of 2009, primarily reflects increased payroll and related expenses mainly in the form of increased commissions and accrued discretionary pay given increased sales levels and profitability as compared to the same period last year. Total payroll and related costs, including commission expense, accounted for approximately $1.8 million of the total $4.1 million increase. Additionally, as noted above, the remaining $2.3 million increase in period ending September 30, 2010 reflects the fact that the year to date period ending September 30, 2009 included the favorable impact of our having resolved certain customer-related collection and other matters which collectively accounted for $1.0 million in lower SEG&A expenses during the period, with the remaining $1.3 million attributed across a number of expense categories.

Intangible amortization expense

Intangible amortization expense for the nine months ended September 30, 2010 was $5.2 million as compared to $6.8 million for the nine months ended September 30, 2009, with the expense in both periods arising from the amortization of intangible assets recorded in relation to our 2007 Acquisitions. These intangible assets are amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. Amortization for the first nine months of 2010 was lower than the first nine months of 2009, primarily as a function of the impact of the aforementioned accelerated amortization methodology.

Goodwill impairment

During the first quarter of 2009, based on a combination of factors in existence at the time, including a significant decline in our market capitalization during the first quarter of 2009, as well as the recessionary economic environment and its then estimated potential impact on our business, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis. Based on the work performed, we concluded that a goodwill impairment had occurred within three of the four reporting units within our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. Accordingly, we recorded a non-cash goodwill impairment charge of approximately $69.5 million, representing our best estimate of the impairment loss during the first quarter of 2009. No indicators of impairment existed during the first nine months of 2010.

Restructuring charges

Restructuring charges for the nine months ended September 30, 2010 were $1.6 million, as compared to $4.0 million for the nine months ended September 30, 2009. For the first nine months of 2010, these expenses were primarily comprised of holding costs associated with facilities closed throughout 2008 and 2009. For the first nine months of 2009, these expenses were primarily incurred in connection with severance for headcount reductions and for certain holding costs incurred relative to the closure of our East Longmeadow and Oswego facilities, as noted above in the discussion of our third quarter results, as well as holding costs related to those facilities closed in 2008.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Nine Months Ended September 30,
	2010		2009
	Amount	%	Amount	%
	(Thousands)
Operating Income:
Distribution	$36,507	9.5%	$24,770	8.8%
OEM	10,388	7.7	4,982	6.1

Total segments	46,895		29,752
Corporate	(14,900)		(86,902)

Consolidated operating income (loss)	$31,995	6.2%	$(57,150)	(15.7)%

Distribution operating income was $36.5 million for the nine months ended September 30, 2010, as compared to $24.8 million for the nine months ended September 30, 2009, an increase of $11.7 million, primarily reflecting the favorable gross profit impact of the above-noted increased sales volumes in 2010. Our segment operating income rate was 9.5% for the nine months ended September 30, 2010, as compared to 8.8% for the same period last year. The increase in the operating income rate was primarily due to increased expense leverage of fixed expenses given the higher sales base for the first nine months of 2010 as compared to the same period last year.

OEM operating income was $10.4 million for the nine months ended September 30, 2010, as compared to $5.0 million for the nine months ended September 30, 2009, an increase of $5.4 million, primarily reflecting the favorable gross profit impact of the increased sales volumes in 2010. Our segment operating income rate was 7.7% for the nine months ended September 30, 2010, as compared to 6.1% for the same period last year. The increase in the operating income rate was primarily due to increased expense leverage of fixed expenses given the higher sales base for the first nine months of 2010 as compared to the same period last year.

Interest expense

We incurred $20.5 million in interest expense for the nine months ended September 30, 2010, as compared to $19.0 million for the nine months ended September 30, 2009, with the increase due to higher average outstanding borrowings for the first nine months of 2010 compared to the first nine months of 2009.

Gain on 2012 Senior Notes repurchases

We recorded a $3.3 million gain for the nine months ended September 30, 2009 resulting from our repurchase of $15.0 million in par value of our 2012 Senior Notes throughout the second and third quarters of 2009.

Loss on extinguishment of debt

We recorded a loss of $8.6 million for the nine months ended September 30, 2010 on the early extinguishment of our 2012 Senior Notes. This amount included the write-off of approximately $1.9 million of remaining unamortized debt issuance cots and bond premium amounts related to the 2012 Senior Notes, as well as the impact of the call and tender premiums paid in connection with the refinancing.

Other income, net

We recorded other income of $0.1 million and other income of $1.1 million for the first nine months of 2010 and 2009, respectively, primarily reflecting an exchange rate impact on our Canadian subsidiary.

Income tax expense (benefit)

We recorded an income tax expense of $0.6 million for the nine months ended September 30, 2010, compared to an income tax benefit of $8.1 million for the nine months ended September 30, 2009. The 9.3% increase in our tax rate from 20.6% in the first nine months of 2010, as compared to 11.3% in the first nine months of 2009, primarily reflects the $69.5 million pre-tax goodwill impairment charge recorded during the first quarter of 2009. A significant amount of the related goodwill did not have a corresponding tax basis, thereby reducing the associated tax benefit and our effective tax rate for the first quarter of 2009.

Liquidity and Capital Resources

Debt

The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of September 30, 2010	As of December 31, 2009
Revolving credit facility expiring April 2012	$—	$10,239
Senior notes due February 15, 2018 and October 15, 2012, respectively	271,703	226,597
Capital lease obligations	14	17

Total long-term debt, including current portion	$271,717	$236,853

As of September 30, 2010, we had a total of $8.5 million in cash and cash equivalents and no outstanding borrowings under our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”). Also, as of September 30, 2010, we have no required debt repayments until our Senior Notes mature in 2018.

Revolving Credit Facility

Our Revolving Credit Facility, which expires in April 2012, is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. At September 30, 2010, we had $121.6 million in remaining excess availability. Interest on borrowings under the Revolving Credit Facility is payable, at our option, at the agent’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay a 0.50% unused line fee pursuant to the terms of the Revolving Credit Facility for unutilized availability.

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

We amended our Revolving Credit Facility on January 19, 2010, in connection with the issuance of the 2018 Senior Notes (defined below) (i) to permit the sale of the 2018 Senior Notes (ii) to enhance our ability to create and finance foreign subsidiaries, (iii) to change covenants and make other provisions to increase operating flexibility. Pursuant to this amendment, borrowing availability under the Revolving Credit Facility for foreign subsidiaries is limited to the greater of (i) the sum of 85% of the aggregate book value of accounts receivable of such foreign subsidiaries plus 60% of the aggregate book value of the inventory of such foreign subsidiaries and (ii) $25 million (excluding permitted intercompany indebtedness of such foreign subsidiaries).

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

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10.0 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. We maintained greater than $30.0 million of monthly excess availability during the first nine months of 2010.

As of September 30, 2010, we were in compliance with all of the covenants of our Revolving Credit Facility.

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

On February 3, 2010 we completed a private placement under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) of $235 million aggregate principal amount of 9.0% unsecured senior notes due in 2018 (the “Initial Private Placement”) to refinance our 2012 Senior Notes. The Initial Private Placement resulted in gross proceeds of approximately $231.7 million, which reflects a discounted issue price of 98.597% of the principal amount. The proceeds were used, together with other available funds, for payment of consideration and costs relating to a cash tender offer and consent solicitation for our 2012 Senior Notes. A total of $199.4 million aggregate principal amount of the 2012 Senior Notes were tendered, which represented approximately 88.6% of the $225 million aggregate principal amount of the 2012 Senior Notes outstanding. We redeemed the remaining $25.6 million of 2012 Senior Notes on March 22, 2010. On March 23, 2010, we completed another private placement offering under Rule 144A under the Securities Act (the “Supplemental Private Placement”) of $40 million aggregate principal amount of 9.0% unsecured senior notes due in 2018 (together with the senior notes offered in the Initial Private Placement, the “2018 Senior Notes”). We received gross proceeds from the Supplemental Private Placement of approximately $39.7 million, which reflects a discounted issue price of 99.25% of the principal amount. The proceeds were used, together with the proceeds of the Initial Private Placement, for payment of consideration and costs relating to a cash tender offer for the final $25.6 million of original 2012 Senior Note redemptions. The 2018 Senior Notes mature on February 15, 2018 and interest on these notes accrues at a rate of 9.0% per annum and is payable semi-annually on each February 15 and August 15.

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

In connection with the issuance of 2018 Senior Notes, we incurred approximately $6.7 million in costs that have been recorded as deferred financing costs to be amortized over the term of the 2018 Senior Notes.

As of September 30, 2010, we were in compliance with all of the covenants of our 2018 Senior Notes.

Current and Future Liquidity

In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements tend to increase when we experience significant increased demand for products or significant copper price increases. Accordingly, we may be required to borrow against our Revolving Credit Facility in the future if, among a number of other potential factors, the price of copper continues to increase, thereby increasing our working capital requirements.

Our management assesses the future cash needs of our business by considering a number of factors, including: (1) historical earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service expenses, (4) planned capital expenditures, and (5) our ability to borrow additional funds under the terms of our Revolving Credit Facility.

Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures for the foreseeable future. We had no outstanding borrowings against our $200.0 million Revolving Credit Facility and had $121.6 million in excess availability at September 30, 2010, as well as $8.5 million in cash on hand. We have no required debt repayments until our Senior Notes mature in 2018.

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

Net cash used by operating activities for the nine months ended September 30, 2010 was $17.6 million compared to net cash provided by operating activities of $29.4 million for the first nine months of 2009. The $47.0 million decline in cash provided by operating activities for the first nine months of 2010 as compared to 2009 was largely a result of the impact of changes in working capital items, primarily changes in accounts receivable and inventory. Our receivables balance increased from December 31, 2009, and resulted in the use of approximately $26.6 million in operating cash flows during the first nine months of 2010 driven by increased volumes and higher copper prices. This use of cash relative to receivables in 2010 contrasted to the generation of $13.4 million in operating cash flows from receivables during the first nine months of 2009. During the first nine months of 2009, we generated $13.4 million in operating cash flows from accounts receivable as a result of lower outstanding receivable levels at September 30, 2009 compared to December 31, 2008, reflecting a reduction in receivable levels relative to seasonal business within our distribution segment in 2009, which significantly lowered our required working capital investment in accounts receivable at September 30, 2009, as compared to December 31, 2008. The $26.9 million cash used in inventories in 2010 is a function of increased inventory levels measured in both dollars and pounds, reflective of higher copper prices and increased demand levels, as compared to the same period ended September 30, 2009. The impact of these two items on year over year cash flows was partially offset, however, by changes in our accounts payable levels over the same periods. For the first nine months of 2010, we recorded $9.4 million in operating cash flows relative to accounts payable compared to a use of $0.6 million in 2009. This change largely reflects increased copper prices to relative inventory purchases for the period ending September 30, 2010, as compared to the period ended September 30, 2009.

Net cash used in investing activities for the first nine months of 2010 was $4.9 million, primarily due to capital expenditures. We also purchased $1.6 million in investments during the first nine months of 2010, as compared to no investment purchases made during the first nine months of 2009.

Net cash provided by financing activities for the first nine months of 2010 was $23.3 million due primarily to the refinancing of our 2012 Senior Notes during the first nine months of 2010, as discussed above, inclusive of approximately $6.7 million in bond issuance costs. In addition as a result of the bond offering, we were able to repay our outstanding revolver balance of approximately $10.2 million. Net cash used by financing activities for the nine months ended September 30, 2009 was $37.2 million due to $24.2 million in repayments made under our Revolving Credit Facility during the first quarter of 2009, and $11.5 million used to repurchase a portion of our 2012 Senior Notes and to amend our Revolving Credit Facility.

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

There were no significant changes to our critical accounting policies during the first nine months of 2010.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under “Item 1A. Risk Factors,” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 (available at www.sec.gov), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our principal market risks are exposure to changes in commodity prices, primarily copper prices, and exchange rate risk relative to our operations in Canada. As of September 30, 2010, we have no variable-rate borrowings outstanding which would expose us to interest rate risk from variable-rate debt.

Commodity Risk

Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At September 30, 2010, we had outstanding copper futures contracts, with an aggregate fair value of negative $0.3 million, consisting of contracts to sell 1,150 pounds of copper in December 2010, as well as contracts to buy 100 pounds of copper in December 2010, respectively. A hypothetical adverse movement of 10% in the price of copper at September 30, 2010, with all other variables held constant, would have resulted in an additional loss in the fair value of our commodity futures contracts of approximately $0.3 million as of September 30, 2010.

Interest Rate Risk

As of September 30, 2010, we had no variable-rate debt outstanding as we had no outstanding borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or LIBOR.

ITEM 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Report on From 10-Q for the period ended March 31, 2010. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

ITEM 6.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC. (Registrant)

Date: November 4, 2010	By	/s/ G. GARY YETMAN
Chief Executive Officer and President

Date: November 4, 2010	By	/s/ RICHARD N. BURGER
Chief Financial Officer, Executive Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description

3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2009.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.