Form 10-K
period 2010-12-31
Coleman Cable, Inc.
filed 2011-03-08
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010,

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $60,313,286.

Common shares outstanding as of February 28, 2011 17,433,025

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement on Schedule 14A for its 2011 Annual Meeting of Stockholders to be held on April 28, 2011, which will be filed with the Securities and Exchange Commission 120 days within the end of the fiscal year ended December 31, 2010.

TRADEMARKS

Our trademarks, service marks and trade names referred to in this report include American Contractor®, BaronTM, Booster-in-a-Bag®, CCI®, Clear SignalTM, Copperfield®, Corra/Clad®, Maximum Energy®, Moonrays®, Plencote®, Polar-FlexTM, Polar-Rig 125(R), Polar Solar®, Power Station®, Push-LockTM, Road Power®, Royal®, Seoprene®, Signal®, Woods®, Yellow Jacket® and X-Treme BoxTM, among others.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors,” and elsewhere in this report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	adverse changes in general economic and capital market conditions;

•	impairment charges related to our goodwill and long-lived assets;

•	changes in the cost of labor or raw materials, including copper, PVC and fuel;

•	failure of customers to make expected purchases, including customers of acquired companies;

•	failure to identify, finance or integrate acquisitions;

•	failure to accomplish integration activities on a timely basis;

•	failure to achieve expected efficiencies in our manufacturing consolidations and integration activities;

•	unforeseen developments or expenses with respect to our acquisition, integration and consolidation efforts;

•	increase in exposure to political and economic development, crises, instability, terrorism, civil strife, expropriation, and other risks of doing business in foreign markets;

•	impact of foreign currency fluctuations and changes in interest rates;

•	impact of renegotiation of our revolving credit facility; and

•	other risks and uncertainties, including those described under “Risk Factors.”

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

General

Coleman Cable, Inc. (the “Company,” “Coleman,” “we,” “us” or “our”) is a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the United States (“U.S.”) and, to a lesser degree, Canada. Our broad line of wire and cable products enables us to offer our customers a single source for many of their wire and cable product requirements. We manufacture our products in eight domestic manufacturing locations and supplement our domestic productions with both international and domestic sourcing. We sell our products to more than 8,500 active customers in diverse end markets, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). Virtually all of our products are sold to customers located in either the U.S. or Canada.

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

Business Overview

We produce products across four primary product lines: (1) industrial wire and cable, including portable cord, machine tool wiring, welding, instrumentation, tray and mining cable and other power cord products; (2) electronic wire, including telephone, data, security and coaxial cable, thermostat wire and irrigation cable; (3) assembled wire and cable products, including extension cords, booster and battery cable, lighting products and surge and strip products; and (4) fabricated bare wire, including stranded, bunched, and single-end copper, copper clad steel and various copper alloy wire.

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

Our business is organized into two reportable segments: (1) Distribution, and (2) OEM. We sell products from all of our four product lines across each of our reportable segments. Within these two reportable segments, we sell our products into multiple channels, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air conditioning and refrigeration (“HVAC/R”), irrigation, industrial/contractor, security/home automation, recreation/transportation, copper fabrication, retail and automotive.

More detailed information regarding our primary product lines and segments is set forth below within the “Product Overview” and “Segment Overview” sections, as well as within Note 15 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document.

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

As noted above, copper comprises one of the major components for wire and cable products. Copper prices can be volatile. Wire and cable manufacturers are generally able to pass through changes in the cost of copper to customers. The cost of our products typically comprises a relatively small component of the overall cost of end products produced by customers in each of our end markets. As a result, our customers are generally less sensitive to marginal fluctuations in the price of copper as our products make up a relatively small portion of their overall purchases. However, there can be timing delays of varying lengths for implementing price changes depending on the magnitude of the change, the type of product, competitive conditions, particular customer arrangements and inventory management.

Product Overview

Net sales across our four major product lines were as follows:

	Year Ended December 31,
Net Sales by Groups of Products	2010	2009
	(In thousands)
Industrial Wire and Cable	$328,405	$187,671
Assembled Wire and Cable Products	196,523	167,734
Electronic Wire	154,825	133,090
Fabricated Bare Wire	24,010	15,657

Total	$703,763	$504,152

Industrial Wire and Cable

Our industrial wire and cable product line includes portable cord, machine tool wiring, building wire, welding, mining, pump, control, stage/lighting, diesel/locomotive, instrumentation, tray, and metal clad cables and other power cord products. Our product is available in either polyvinyl chloride (“PVC”), crosslink, or thermoset constructions. Since 2008 we have invested resources to create 15 new industrial product lines to support the utility, energy, and infrastructure construction markets that are expected to grow over the next few years. These are medium power supply cables used for permanent or temporary connections between a power source (such as a power panel, receptacle or transformer) and a device (such as a motor, light, transformer or control panel). These products are used in construction, industrial MRO and OEM applications, such as airline support systems, wind turbines, solar, utilities, cranes, marinas, offshore drilling, fountains, car washes, sports lighting, construction, food processing, forklifts, mining and military applications. Our brands in this product line include Royal, Seoprene, Copperfield, and Corra/Clad.

Assembled Wire and Cable Products

Our assembled wire and cable products include multiple types of extension cords, as well as ground fault circuit interrupters, portable lighting (incandescent, fluorescent and halogen), retractable reels, holiday items, solar lighting, recreational vehicle (“RV”) cords and adapters, and surge and strip products. For the automotive aftermarket we offer booster cables, battery cables and battery accessories. Our brands in this area of our business include Woods, Moonrays, Polar Solar, Yellow Jacket, American Contractor, Road Power, Power Station, Booster-in-a-Bag, as well as privately-labeled brands.

Electronic Wire

Our electronic wire product line includes telephone, data, security, coaxial, industrial automation, instrumentation, twinaxial, fire alarm, plenum and home automation cables. These cables permanently connect devices, and they provide power, signal, voice, data or video transmissions from a device (such as a camera, alarm or terminal) to a source (such as a control panel, splice strip or video recorder). These products are used in applications such as telecommunication, security, fire detection, access control, video monitoring, data transmission, intercom and home automation systems. Our primary brands in this product line include Signal, Plencote, Soundsational and Clear Signal.

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

Fabricated Bare Wire Products

Our fabricated bare wire products conduct power or signals and include stranded, bunched and single-end copper, copper-clad steel and various copper alloy wire. In this area, we process copper rod into stranding for use in our electronic and electrical wire and cable products or for sale to others for use in their products. We use most of our copper wire production to produce our own finished products. Our primary brand in this product line is Copperfield.

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

	Year Ended December 31,
	2010	2009
	(In thousands)
Net sales:
Distribution	$525,274	$390,911
OEM	178,489	113,241

Total	$703,763	$504,152

Operating income (loss):
Distribution	$47,834	$36,666
OEM	13,089	7,074

Total	60,923	43,740
Corporate	(19,941)	(93,950)

Consolidated operating income (loss)	$40,982	$(50,210)

Operating income represents income from continuing operations before interest expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, share-based compensation, and intangible amortization. Our segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments.

Raw Materials

Copper is the primary raw material used in the manufacture of our products. Other significant raw materials are plastics, such as polyethylene and PVC, aluminum, linerboard and wood reels. There are a limited number of domestic and foreign suppliers of copper and these other raw materials. We typically have supplier agreements with terms of one to two years under which we may make purchases at the prevailing market price at the time of purchase, with no minimum purchase requirements. Our centralized procurement department makes an ongoing effort to reduce and contain raw material costs, and as noted above, we attempt to reflect raw material price changes in the sales price of our products. From time to time, we have employed, and may continue to employ, the use of derivatives, including copper commodity contracts, for usage in managing our costs for such materials and in matching our sales terms with certain customers.

Foreign Sales and Assets

For 2010 and 2009, our consolidated net sales included a total of $47.7 million and $36.6 million, respectively, in Canada. In addition, we had a total of approximately $0.3 million and $0.4 million in tangible long-lived assets in Canada at December 31, 2010 and 2009, respectively. We did not have any significant sales outside of the U.S. and Canada in 2010 or 2009.

Patents and Trademarks

We own a number of U.S. and foreign patents covering certain of our products. We also own a number of registered trademarks. While we consider our patents and trademarks to be valuable assets, we do not consider any single patent or trademark to be of such material importance that its absence would cause a material disruption to our business. No patent or trademark is material to either reportable segment.

Seasonality and Business Cycles

Our net sales follow general business cycles. We also have experienced, and expect to continue to experience, certain seasonal trends in net sales and cash flow. Net sales are generally higher in the third and fourth quarters due to increased customer demand in anticipation of, and during, the winter months and holiday season. As a result of historically higher demand for our products during the late fall and early winter months, we typically increase our inventory levels during the third and early fourth quarters of the year. In addition, trade receivables arising from increased shipments made during the late fall and early winter months are typically collected during late fourth quarter and early first quarter of each year.

Backlog and Shipping

Our product lines have no significant order backlog because we follow the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. We believe that the ability to fill orders in a timely fashion is a competitive factor in the markets in which we operate.

Employees

As of December 31, 2010, we had 1,052 employees, with 24.5% of our employees represented by one labor union. Our current collective bargaining agreement expires December 21, 2012. We consider our labor relations to be good, and we have not experienced any significant labor disputes.

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

The prices of copper and our other significant raw materials, as well as fuel and energy costs, are subject to considerable volatility; this volatility has affected our profitability and we expect that it will continue to do so in the future. Our agreements with our suppliers generally require us to pay market price for raw materials at the time of purchase. As a result, volatility in these prices, particularly copper prices, can result in significant fluctuations in our cost of goods sold. If the cost of raw materials increase and we are unable to increase the prices of our products, or offset those cost increases with cost savings in other parts of our business, our profitability would be reduced. As a result, increases in the price of copper and other raw materials may affect our profitability if we cannot effectively pass these price increases on to our customers. In addition, we pay the freight costs on certain customer orders. In the event that freight costs increase substantially, due to fuel surcharges or otherwise, our profitability would decline.

A global recession and the downturn in our served markets could continue to adversely affect our operating results in a material manner.

Throughout the end of 2008 and through 2009, we experienced significant declines in demand for our products which greatly reduced our volumes and our sales levels as a result of strong recessionary factors. Any renewed deterioration in the macro-economic environment could cause substantial reductions in our revenue and results of operations. In addition, during economic downturns like this past one, some competitors may become increasingly aggressive in their pricing practices particularly in light of excess industry capacity, which could adversely impact our gross margins. Economic conditions also make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities.

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

We face pricing pressure in each of our markets as a result of significant competition and industry overcapacity, and price levels for many of our products (after excluding price adjustments related to the increased cost of copper) have declined over the past few years. We expect pricing pressure to continue for the foreseeable future. A component of our business strategy is to continue to achieve operating efficiencies and productivity improvements with a focus on lowering purchasing, manufacturing and distribution costs. We may not be successful in lowering our costs. In the event we are unable to lower these costs in response to pricing pressure, we may experience lower margins and decreased profitability.

We have significant indebtedness outstanding and may incur additional indebtedness that could negatively affect our business.

We have a significant amount of indebtedness. At December 31, 2010, we had approximately $271.8 million of total indebtedness, comprised of $271.8 million related to our 9% Senior Notes due in 2018 (“2018 Senior Notes”), including an unamortized debt premium of $3.2 million, and less than $0.1 million of capital leases.

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

Under accounting principles generally accepted in the U.S., goodwill assets are not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances if events indicate that the asset values are not recoverable. We recorded significant impairment charges in 2009 relative to our goodwill. A deterioration in the macro-economic environment or other factors could necessitate an earnings charge for the impairment of goodwill or other intangible assets in the future, which would reduce our income.

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

As of December 31, 2010, we employed 1,052 persons, 24.5% of whom are covered by a collective bargaining agreement, which expires on December 21, 2012. If unionized employees were to engage in a concerted strike or other work stoppage, if other employees were to become unionized, or if we are unable to negotiate a new collective bargaining agreement when the current one expires, we could experience a disruption of operations, higher labor costs or both. A strike or other disruption of operations or work stoppage could reduce our ability to manufacture quality products for our customers in a timely manner.

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

We may be unable to fund working capital and capital expenditures if we do not successfully renew our Revolving Credit Facility.

Our Revolving Credit Facility expires April 2, 2012. We use our revolver periodically to help furnish funds necessary to fund working capital and other operational assets. We anticipate renegotiating the revolver in the next twelve months.

We are subject to environmental, health and safety and other laws and regulations which could adversely affect our operations and business.

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

Our foreign operations, including Canada and China, are subject to risks inherent in maintaining operations abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or expropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Over time, we intend to continue expanding our foreign operations, which would serve to increase the level of these risks relative to our business operations and their potential effect on our financial position and results of operations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2010, we owned or leased the following primary facilities:

Operating Facilities	Type of Facility	Approximate Square Feet	Leased or Owned
Waukegan, Illinois	Manufacturing	212,530	Owned —77,394
			Leased —135,136
Pleasant Prairie, Wisconsin	Warehouse	503,000	Leased
Bremen, Indiana (Insulating)	Manufacturing	43,007	Leased
Bremen, Indiana (Fabricating)	Manufacturing	124,160	Leased
Bremen, Indiana (East)	Manufacturing	106,200	Leased
Bremen, Indiana (Distribution Center)	Warehouse	48,000	Leased
Texarkana, Arkansas	Manufacturing, Warehouse	106,700	Owned
Hayesville, North Carolina	Manufacturing	104,000	Owned
El Paso, Texas (Hoover Rd.)	Manufacturing, Warehouse	401,400	Leased
Lafayette, Indiana	Manufacturing, Warehouse	337,256	Owned
Waukegan, Illinois	Offices	30,175	Leased
Toronto, Ontario, Canada	Offices, Warehouse	200,000	Leased

Closed Facilities	Closure Year	Approximate Square Feet	Leased or Owned
Siler City, North Carolina	2006	86,000	Owned
Nogales, Arizona	2008	84,000	Leased
Indianapolis, Indiana*	2008	90,400	Leased
Indianapolis, Indiana*	2008	23,107	Leased

*	The associated leases expire in the first quarter of 2011.

Our operating properties are used to support both of our reportable segments. We believe that our existing facilities are adequate for our operations. We do not believe that any single leased facility is material to our operations and, if necessary, we could readily obtain a replacement facility. Our real estate assets have been pledged as security for certain of our debt.

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

We are party to one environmental claim. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located a half mile east of Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwaters at the site with hazardous substances. In 1984, the U.S. Environmental Protection Agency (“EPA”) listed this site on the National Priorities List. Riblet Products Corporation, with which we merged in 2000, was identified through documents as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the EPA identifying it as a party potentially liable under the CERCLA.

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a consent decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a site participation agreement with other PRPs for fulfillment of the requirements of the consent decree. Under the site participation agreement, we are responsible for a 9.19% share of the costs for the RD/RA. As of December 31, 2010 and 2009, we had a $0.4 million accrual recorded for this liability.

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

Common Stock

Our only authorized, issued and outstanding class of capital stock is our common stock. Our common stock is listed on the NASDAQ Global Market under the symbol “CCIX.” The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared:

	2010
	Sales Price		Cash Dividends
	High	Low
First Quarter	$4.95	$3.35	$—
Second Quarter	$6.71	$5.07	$—
Third Quarter	$6.39	$4.54	$—
Fourth Quarter	$7.83	$5.34	$—

	2009
	Sales Price		Cash Dividends
	High	Low
First Quarter	$5.94	$1.35	$—
Second Quarter	$3.51	$2.17	$—
Third Quarter	$4.54	$2.69	$—
Fourth Quarter	$4.58	$3.04	$—

As of March 1, 2011, there were 45 record holders of our common stock. We do not currently have a common stock repurchase plan and did not repurchase any shares of our common stock in 2010. We may repurchase our common shares in the future but whether we do so will depend on a number of factors and there can be no assurance that we will repurchase any amounts of our common shares.

Dividends and Distributions

We do not anticipate that we will pay any dividends on our common stock in the foreseeable future as we intend to retain any future earnings to fund the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors that our board of directors deems relevant. Our credit facility and the indenture governing our 2018 Senior Notes each contain restrictions on the payment of dividends to our shareholders. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Revolving Credit Facility,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Refinancing of 2012 Senior Notes with 2018 Senior Notes.” In addition, our ability to pay dividends is dependent on our receipt of cash dividends from our subsidiaries.

Equity Compensation Plan Information

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(3)
Equity Compensation Plans Approved by Security Holders	2,331,103	$11.03	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,331,103	$11.03	—

(1)	Includes both grants of stock options and unvested share awards.
(2)	Includes weighted-average exercise price of outstanding stock options only.
(3)	Does not include shares that may become available due to forfeiture or expiration.

ITEM 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2010 Overview and Outlook

Our demand levels for 2010 increased significantly from 2009 levels as the industry and most of our end-markets experienced a year of improving economic conditions. Overall, our volumes, measured in total pounds shipped, increased 16.7% in 2010 compared to 2009, with relatively stronger increases in our OEM business, as well as in industrial-related product categories, as market demand in both areas was favorably impacted by increased industrial output in the U.S. from 2009 levels.

Other areas remain challenging, however, with particular weakness persisting in those channels and product categories linked to construction end-markets. Additionally, overall demand levels in the U.S. remain below pre-recessionary levels, as the magnitude of economic growth and recovery in the developing world has outpaced that in the U.S. This coupled with excess capacity in the wire and cable industry has continued to cause pricing pressure which was exacerbated during the second half of 2010 by a sharp rise in copper prices. Such price fluctuations can significantly impact our sales and profitability, as copper constitutes the primary component of our product input costs, accounting for approximately 68% of our total costs of goods sold in 2010.

The sharp increase in copper prices during the second half of 2010 appeared to reflect a number of factors, including increased end-user demand, particularly within developing countries, as well as heightened financial and investor interest in a range of commodity-based investments, including copper. As a result, the average monthly price of copper cathode on the COMEX increased during each successive month during the second half of 2010, with a total increase of 41.8% recorded between the monthly average of $2.94 per pound for June 2010 and an average of $4.17 per pound in December 2010. Copper prices have continued to increase during the first two months of 2011, with the average monthly price of copper on the COMEX reaching $4.49 in February 2011.

These sharp price increases can reduce the spread between the cost of copper in our products and the prices we are able to charge for our products, as was the case during the second half of 2010, when we experienced a degree of gross profit contraction. Despite the challenges posed by such factors, our overall financial and operating performance in 2010 was strong:

•

Earnings of $0.21 per diluted share for 2010, as compared to a loss of $3.99 per diluted share for 2009. On an adjusted basis, we recorded Adjusted EPS of $0.69 per common share, as compared to Adjusted EPS of $0.07 per share in 2009;

•

EBITDA for 2010 reached $50.6 million, as compared to EBITDA of $(23.8) million in 2009. On an adjusted basis, we recorded Adjusted EBITDA of $63.8 million in 2010, as compared to Adjusted EBITDA of $50.2 million in 2009;

•	Overall reported revenues increased 39.6% in 2010 to $703.8 million as compared to $504.2 million in 2009, with an increase of 16.7% in total volume shipped;

•	Strong improvement in both OEM and Distribution operating income, with increases of 85.0% and 30.5%, respectively, recorded in 2010 as compared to 2009;

•	Had no borrowings outstanding under our $200 million Revolving Credit Facility at the end of 2010, with combined cash and excess availability of $147.2 million at year-end; and

•

We issued $275.0 million in senior unsecured notes due 2018, which refinanced $225.0 million of debt due 2012, and provided excess cash to fund future acquisitions or other investments to grow our business.

Both the above-noted GAAP results and Non-GAAP measures, including our definition of such Non-GAAP measures and their reconciliation to GAAP measures, are set forth in greater detail as part of the “Consolidated Results of Operations” section that follows.

Looking to 2011, we anticipate continued modest growth in demand for both our Distribution and OEM businesses, though year-over-year comparisons will likely be subdued given the rebound experienced in 2010 from 2009 levels. Commodity prices remain a concern. Further fluctuations in copper prices, or in other raw material inputs such as petroleum-based compounds or transportation costs, could impact our profitability. In addition, despite more favorable economic conditions overall, a number of end-markets such as commercial and residential construction remained soft in 2010, and any meaningful recovery in 2011 within these end-markets appears unlikely. We believe that softness in such areas, however, will be balanced by potentially increased volume levels in industrial end-markets. We generated strong results in 2010 in part from proactively managing our business during the downturn of 2008 and 2009. We believe the actions we took to adjust and realign our capacity and expense structure during the downturn were key in our ability to capitalize on the improved economic conditions and demand levels for 2010. If general U.S. economic conditions continue to improve in 2011, we would expect to benefit given the diversity of our product offering despite challenges which may persist in particular end-markets, and we remain confident the Company is well positioned heading into 2011.

We have and intend to continue to pursue acquisition opportunities that have the potential to materially increase the size of our business operation or provide us with strategic advantage. The consummation of any acquisition, including those currently under consideration, may result in increased borrowing under our Revolving Credit Facility.

Consolidated Results of Operations

The following table sets forth, for the years indicated, our consolidated statement of operations data in thousands of dollars and as a percentage of net sales.

	Year Ended December 31,
	2010		2009
	Amount	%	Amount	%
	(In thousands, except per share data)
Net sales	$703,763	100.0%	$504,152	100.0%
Gross profit	97,029	13.8	75,667	15.0
Selling, general and administrative expenses	46,944	6.7	40,821	8.1
Intangible asset amortization	6,826	1.0	8,827	1.8
Asset impairments	324	0.0	70,761	14.0
Restructuring charges	1,953	0.3	5,468	1.1

Operating income (loss)	40,982	5.8	(50,210)	(10.0)
Interest expense	27,436	3.9	25,323	5.0
Gain on repurchase of 2012 Senior Notes	—	—	(3,285)	(0.7)
Loss on extinguishment of 2012 Senior Notes	8,566	1.2	—	—
Other income	(230)	(0.0)	(1,195)	(0.2)

Income (loss) before income taxes	5,210	0.7	(71,053)	(14.1)
Income tax expense (benefit)	1,483	0.2	(4,034)	(0.8)

Net income (loss)	$3,727	0.5	$(67,019)	(13.3)

Diluted earnings (loss) per share	$0.21		$(3.99)

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items include asset impairments and restructuring charges, gains on our repurchase of our

2012 Senior Notes in 2009, the loss recorded in connection with the extinguishment of our 2012 Senior Notes in 2010, share-based compensation expense, and foreign currency transaction gains recorded at our Canadian subsidiary.

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

Similarly, we believe our use of Adjusted EPS provides an appropriate measure to use in assessing our performance across periods given that this measure provides an adjustment for certain significant items, the magnitude of which may vary significantly from period to period. However, we do not, and do not recommend that you, solely use Adjusted EPS to assess our financial and earnings performance. We also use, and recommend that you use, diluted earnings per share in addition to Adjusted EPS in assessing our earnings performance. Finally, other companies may define Adjusted EPS differently and, as a result, our measure of Adjusted EPS may not be directly comparable to Adjusted EPS measures of other companies.

The following tables, which reconcile our measure of Adjusted EPS to diluted earnings per share, and EBITDA and Adjusted EBITDA to net income, respectively, should be used along with the above statements of operations for the periods presented, in conjunction with the results of operations review that follows.

Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS

	Year Ended December 31,
	2010	2009
Diluted earnings (loss) per share	$0.21	$(3.99)
Asset impairments(1)	0.01	3.93
Restructuring charges(2)	0.07	0.20
Loss (gain) on extinguishment (repurchase) of debt(3)	0.31	(0.12)
Share-based compensation expense(4)	0.09	0.09
Foreign currency transaction gain(5)	(0.00)	(0.04)

Adjusted EPS	$0.69	$0.07

Net income, as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA

	Year Ended December 31,
	2010	2009
	(In thousands)
Net income (loss)	$3,727	$(67,019)
Interest expense(a)	27,436	25,323
Income tax expense (benefit)	1,483	(4,034)
Depreciation and amortization expense(a)	17,954	21,883

EBITDA	$50,600	$(23,847)

Asset impairments(1)	324	70,761
Restructuring charges(2)	1,953	5,468
Loss (gain) on extinguishment (repurchase) of debt(3)	8,566	(3,285)
Share-based compensation expense(4)	2,575	2,340
Foreign currency transaction gain(5)	(230)	(1,195)

Adjusted EBITDA	$63,788	$50,242

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item set forth in the table above which has been excluded from net income and EBITDA in order to arrive at our measures of Adjusted EPS and Adjusted EBITDA, respectively, for each of the periods presented is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded net income of $3.7 million (or $0.21 per diluted share) in 2010, as compared to a net loss of $67.0 million (or a loss of $3.99 per diluted share) for 2009. For 2010, we recorded EBITDA of $50.6 million as compared to EBITDA of $(23.8) million in 2009. As set forth below, results for these periods were impacted by certain items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income-statement review below contains further detail regarding each of these items.

(1)	Asset impairments: We recorded $0.3 million ($0.2 million after tax, or $0.01 per diluted share) and $70.8 million ($66.1 million after tax, or $3.93 per diluted share) in non-cash asset impairments in 2010 and 2009, respectively. The $0.3 million in asset impairments recorded in 2010 related to properties held for sale. The $70.8 million asset impairment recorded in 2009 was primarily a result of a non-cash goodwill impairment charge recorded during the first quarter of 2009 relative to our Distribution segment.

(2)	Restructuring charges: Our results for 2010 and 2009 included $2.0 million ($1.2 million after tax or $0.07 per diluted share) and $5.5 million ($3.4 million after tax or $0.20 per diluted share), respectively, in restructuring charges primarily related to lease liabilities associated with certain leased facilities closed during 2008 which were acquired as part of business acquisitions completed in 2007, as well as our two 2009 plant closures.

(3)	Loss (gain) on extinguishment (repurchase) of 2012 Senior Notes: We refinanced our 2012 Senior Notes during the first quarter of 2010 by issuing $275.0 million in 2018 Senior Notes. We recorded a loss of $8.6 million ($5.2 million after tax, or $0.31 per diluted share) associated with this refinancing. In 2009, we repurchased approximately $15.0 million in aggregate par value of our 2012 Senior Notes and recorded an associated gain of $3.3 million ($2.0 million after tax, or $0.12 per diluted share).

(4)

Share-based compensation expense: Our results for 2010 and 2009 included share-based compensation expense of $2.6 million ($1.6 million after tax or $0.09 per diluted share) and $2.3 million ($1.5 million after tax or $0.09 per diluted share), respectively. Share-based compensation is excluded from our measures of Adjusted EBITDA and Adjusted EPS in order for such measures to more closely reflect a measure of underlying operating results given periodic fluctuations in the estimated fair value of a significant portion of the underlying share-based instruments.

(5)	Foreign currency transaction gain: We recorded a foreign currency transaction gain of $0.2 million ($0.1 million after tax, or $0.00 per diluted share) in 2010 and foreign currency transaction gain of $1.2 million ($0.7 million after tax, or $0.04 per diluted share) in 2009 related to the impact of exchange rate fluctuations at our Canadian subsidiary.

Excluding the impact of the above-noted items, our results for 2010 as compared to 2009, primarily reflected the impact of improved market conditions which have resulted in increased demand levels, and the favorable impact of such increased demand on our profitability, primarily in the form of higher overall gross profit.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2010	2009
	(In thousands)
Net cash flow from operating activities	$7,084	$27,686
Interest expense	27,436	25,323
Income tax expense (benefit)	1,483	(4,034)
Deferred taxes	914	4,211
Loss on disposals of fixed assets	(608)	(484)
Share-based compensation expense	(2,575)	(2,340)
Gain (loss) on repurchase (extinguishment) of debt	(8,566)	3,285
Asset impairments	(324)	(70,761)
Foreign currency transaction gain	230	1,195
Amortization of debt issuance costs(a)	(2,123)	(1,448)
Changes in operating assets and liabilities	27,649	(6,480)

EBITDA	$50,600	$(23,847)

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation, and are included as a component of interest expense for income statement presentation.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Net sales

	Year Ended December 31,
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total
		(In thousands)
Net sales:
Distribution	$525,274	74.6%	$390,911	77.5%
OEM	178,489	25.4	113,241	22.5

Total Segments	$703,763	100.0%	$504,152	100.0%

Our net sales for 2010 were $703.8 million compared to $504.2 million for 2009, an increase of $199.6 million, or 39.6%. The increase in net sales reflected both higher average copper prices and higher sales volumes for 2010 as compared to 2009. During 2010, the average daily selling price of copper cathode on the COMEX was $3.43 per pound as compared to an average of $2.37 per pound in 2009, an increase of 44.7%. Our total sales volume (measured in total pounds shipped) increased 16.7% for 2010 (235.4 million pounds) compared to 2009 (201.7 million pounds), with volumes increasing 12.6% in our Distribution segment (162.3 million pounds in 2010, compared to 144.2 million in 2009) and 27.0% in our OEM segment (73.0 million pounds in 2010, compared to 57.5 million pounds in 2009). The overall increase reflected improved overall market conditions and, to a lesser degree, volume added as a result of new products introduced in 2010. The relatively higher year-over-year volume growth within our OEM segment reflected the impact of increased demand in 2010 from existing customers that had been particularly affected by the global economic downturn in 2009. We anticipate overall demand levels will improve modestly in 2011 as compared to 2010. Measures of year-over-year volume growth, particularly within OEM, will likely be muted in 2011, however, as such year-over-year growth measures for 2010 were favorably impacted by the sharp rebound in demand from the downturn of 2009. Additionally, while we anticipate modest demand increases for 2011, overall demand remains below pre-recessionary levels. We therefore remain cautious given the potential for additional pricing pressure in light of this fact coupled with excess capacity in the wire and cable industry, and uncertainty regarding the overall sustainability of the economic recovery.

Gross profit — We generated $97.0 million in total gross profit for 2010, as compared to $75.7 million in 2009, an increase of $21.3 million, or 28.1%. The significant increase in gross profit primarily reflected the impact of the above-noted volume increases, with increased gross profit being recorded in both our Distribution and OEM segments as compared to 2009. The increase also reflected the favorable impact of lower overhead variances and increased expense leverage as our fixed costs were spread over an increased net sales base. Our gross profit as a percentage of net sales (“gross profit rate”) was 13.8% for 2010, as compared to 15.0% for 2009. The decline in our gross profit rate primarily reflected the impact of a rapid rise in copper prices during the second half of 2010, partially offset by improved leverage of fixed costs in 2010 given higher overall sales levels as compared to 2009. The average monthly price of copper cathode on the COMEX increased during each successive month during the second half of 2010, with a total increase of 41.8% recorded between the June 2010 average of $2.94 per pound and an average of $4.17 per pound for December 2010. A portion of our business, roughly 50% of total volume for 2010, is priced to generate a constant amount of gross profit per pound sold which causes a contraction in gross profit rates as copper prices increase. Further to this fact, the degree and rapid rate of copper price increases experienced during the second half of 2010, coupled with marketplace pricing pressure in light of excess industry capacity, combined to cause a lowering in the spread between the cost of copper in our manufactured products and the prices we were able to charge for our products which resulted in gross profit rate contraction during second half of 2010.

Selling, general and administrative (“SG&A”) expense — We incurred total SG&A expense of $46.9 million for 2010, as compared to $40.8 million for 2009, which represented an increase of $6.1 million, or 15.0%. However, our SG&A as a percentage of total net sales decreased to 6.7% for 2010, as compared to 8.1% for 2009. This decline in the SG&A rate reflected the favorable impact of increased expense leverage as our fixed costs were spread over a higher net sales base. The $6.1 million increase was due primarily to a $1.4 million increase in commission expenses given higher sales volumes in 2010 compared to 2009, and increase in payroll related expenses of $3.7 million, primarily due to discretionary bonuses given improved overall performance, and a net increase of $1.0 million across a number of general expense areas.

Intangible amortization expense — Intangible amortization expense for 2010 was $6.8 million as compared to $8.8 million for 2009, with the expense in both periods arising from the amortization of intangible assets recorded in relation to prior acquisitions occurring in 2007. These intangible assets are amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. Amortization expense for 2010 was lower than in 2009 primarily as a function of the impact of the aforementioned accelerated amortization methodology.

Asset impairments — We recorded a total of $0.3 million in asset impairments in 2010 for write-downs associated with properties being held for sale, as compared to a $70.8 million asset impairment recorded in 2009, which was primarily comprised of a non-cash goodwill impairment charge. During the first quarter of 2009, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis based on a combination of factors which were in existence at that time, including a significant decline in our market capitalization during the first quarter of 2009, as well as the recessionary economic environment in existence at that time and its then estimated potential impact on our business. As a result of performing the related impairment test during the first quarter of 2009, we recorded a non-cash goodwill impairment charge of $69.5 million, which represented impairment charges incurred within three of the four reporting units within our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution. Further goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including further deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for our businesses. The remaining $1.3 million in asset impairment charges recorded in 2009 related to write-downs of certain closed properties which have since been sold.

Restructuring charges — Restructuring charges were $2.0 million in 2010, as compared to $5.5 million for 2009. For both years, these expenses were comprised of holding costs incurred relative to facilities we closed in 2008 and 2009, with the 2009 expense also including severance costs related to facility closures in that year. In 2009, we closed both our East Long Meadow, Massachusetts and Oswego, New York facilities. Entering 2010, we had a total of nine closed facilities, consisting of five leased and four owned facilities. During 2010, we sold three of the four owned facilities, and negotiated an early termination of the leases for two of the five leased facilities. As a result, at the end of 2010, we had four closed facilities remaining, three of which are leased for various lengths of time through 2017, and one of which is owned, and for which we are obligated to pay holding costs. We do not currently have any significant restructuring initiatives planned for 2011. Accordingly, we anticipate incurring between $0.5 million and $1.0 million in restructuring costs in 2011 related to existing closed facilities, without giving effect to our successfully negotiating any potential sales, alterations to or additional subleases, or lease buy-outs in relation to one or more of these properties. However, it should be noted that management is continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant closings, restructurings and workforce reductions are necessary, some of which may be significant.

Operating Income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Year Ended December 31,
	2010		2009
	Amount	%	Amount	%
		(In thousands)
Operating income (loss):
Distribution	$47,834	9.1%	$36,666	9.4%
OEM	13,089	7.3%	7,074	6.2%

Total Segments	60,923		43,740
Corporate	(19,941)		(93,950)

Consolidated Operating Income (Loss)	$40,982	5.8%	$(50,210)	(10.0)%

Operating income represents income from continuing operations before interest expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, share-based compensation, and intangible amortization. Our segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document.

Distribution segment operating income was $47.8 million for 2010, as compared to $36.7 million for 2009, an increase of $11.1 million, primarily reflecting the above-noted impact of increased sales volumes in 2010, partially offset by higher SG&A expense. Our segment operating income rate was 9.1% for 2010, as compared to 9.4% for 2009. The decline in the operating income rate in 2010 was primarily due to the above-noted decline in our gross profit rate, primarily due to higher copper prices and market pricing pressure.

OEM segment operating income was $13.1 million for 2010, as compared to an operating income of $7.1 million for 2009, an increase of $6.0 million, primarily reflecting the above-noted impact of increased sales volumes in 2010, partially offset by higher SG&A expense. Our segment operating income rate was 7.3% for 2010, as compared to 6.2% for 2009. The increase in the operating income rate was primarily due to increased expense leverage of fixed expenses given the higher sales base for 2010 as compared to 2009.

Interest expense — We incurred $27.4 million in interest expense for 2010, as compared to $25.3 million for 2009. The increase in interest expense was due primarily to higher average outstanding borrowings in 2010 as compared to the same time period last year.

Gain on repurchase of 2012 Senior Notes — We recorded a $3.3 million gain in 2009 resulting from our repurchase of $15.0 million in aggregate par value of our 2012 Senior Notes.

Loss on extinguishment of 2012 Senior Notes — We recorded a loss of $8.6 million in 2010 on the early extinguishment of our 2012 Senior Notes. This amount included the write-off of approximately $1.9 million of remaining unamortized debt issuance costs and bond premium amounts related to the 2012 Senior Notes, as well as the impact of the call and tender premiums paid in connection with the refinancing.

Other income — We recorded other income of $0.2 million and $1.2 million in 2010 and 2009, respectively, with the amounts in both years reflecting the impact of exchange rate changes at our Canadian subsidiary.

Income tax expense (benefit) — We recorded income tax expense of $1.5 million in 2010, compared to an income tax benefit of $4.0 million for 2009. Our effective tax rate for 2010 was 28.5% compared to an effective tax rate of 5.7% for 2009. This increase in our effective tax rate primarily reflects the impact of the $69.5 million pre-tax, non-cash goodwill impairment charge recorded during 2009. A significant amount of the related goodwill did not have a corresponding tax basis, thereby reducing the associated tax benefit for the pre-tax charge. The difference from the federal statutory rate in both periods also reflected the fact that we utilized a $309 tax credit.

Net Sales by Groups of Products

Net sales across our four major product lines were as follows:

	Year Ended December 31,
Net Sales by Groups of Products	2010	2009
	(In thousands)
Industrial Wire and Cable	$328,405	$187,671
Assembled Wire and Cable Products	196,523	167,734
Electronic Wire	154,825	133,090
Fabricated Bare Wire	24,010	15,657

Total	$703,763	$504,152

As noted previously, we are organized internally according to the customers we serve, which is reflected in the structure of our reportable segments: OEM and Distribution. Therefore, we do not focus internally on the operating performance or profitability of our business by product grouping. In relation to the data presented above, however, we note that all product categories experienced net sales increases in 2010 as compared to 2009, primarily reflective of improved overall market conditions and increased copper prices. As noted above, the price of copper on the Comex, averaged $3.43 for 2010, an increase of 44.7% from 2009. The more pronounced increase in net sales within the Industrial Wire and Cable product grouping as compared to the other product groupings, in part reflected both an increase in the placement of new products in 2010 and strong market demand improvement in this area as industrial output in the U.S. increased from 2009 levels. Net sales within Assembled

Wire and Cable Products benefited from underlying volume growth. While we do not have visibility to the specific end markets into which our products are ultimately sold, based on the nature of, and general applications for such products, we believe the relatively lower level of growth within the Electronic Wire grouping is reflective of the fact that a portion of the products within this category, such as thermostat and irrigation wire, are used in residential and commercial construction, which have not returned to pre-recessionary volume levels. Conversely, the relatively higher level of growth in net sales recorded within Fabricated Bare Wire reflected improved volume as well as the impact on net sales from higher copper prices given the high copper content of such products.

Liquidity and Capital Resources

Debt

Our outstanding debt (including capital lease obligations) was as follows:

	As of December 31,
	2010	2009
	(In thousands)
Revolving Credit Facility expiring April 2, 2012	$—	$10,239
Senior Notes due February 15, 2018 and 2012 Senior Notes extinguished January 2010, respectively	271,815	226,597
Capital lease obligations	12	17

Total debt	$271,827	$236,853

As of December 31, 2010, we had $33.5 million in cash and cash equivalents, as compared to $7.6 million as of December 31, 2009. We also had approximately $113.7 million in remaining excess availability under our Revolving Credit Facility at December 31, 2010, as compared to $80.8 million of excess availability at December 31, 2009.

Senior Secured Revolving Credit Facility

Our revolving credit facility, which expires April 2, 2012, is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations as discussed below (“Revolving Credit Facility”). The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity.

Interest on borrowings under the Revolving Credit Facility is payable, at our option, at the lender’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay a 0.50% unused line fee pursuant to the terms of the Revolving Credit Facility for unutilized availability.

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10.0 million in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $200.0 million or (2) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10.0 million sublimit for letters of credit. Borrowing availability under the Revolving Credit Facility for foreign subsidiaries is limited to the greater of (1) the sum of 85% of the aggregate book value of accounts receivable of such foreign subsidiaries plus 60% of the aggregate book value of the inventory of such foreign subsidiaries and (2) $25.0 million (excluding permitted intercompany indebtedness of such foreign subsidiaries).

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

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10.0 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. We maintained greater than $30.0 million of monthly excess availability during 2010.

Refinancing of 2012 Senior Notes with 2018 Senior Notes

In the first quarter of 2010, in order to take advantage of what we believed were favorable refinancing conditions, we undertook a refinancing of our 2012 Senior Notes in order to extend the maturity date of such long-term, unsecured debt, and lower the coupon rate on such debt. In total, we issued $275.0 million of 2018 Senior Notes (defined below), which resulted in $271.9 million in proceeds (after giving effect to $3.6 million in original issuance discounts and $0.5 million of prepaid interest). A portion of these proceeds were used to retire $225.0 million in par value of our remaining 2012 Senior Notes, and the remainder is available to be used in the future for general corporate purposes, including potential acquisitions. As detailed below, the issuance of our 2018 Senior Notes occurred in two parts, both completed during the first quarter of 2010.

On February 3, 2010 we completed a private placement under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) of $235.0 million aggregate principal amount of 9.0% unsecured senior notes due in 2018 (the “Initial Private Placement”) to refinance our 2012 Senior Notes. The Initial Private Placement resulted in gross proceeds of approximately $231.7 million, which reflects a discounted issue price of 98.597% of the principal amount. The proceeds were used, together with other available funds, for payment of consideration and costs related to a cash tender offer and consent solicitation for our 2012 Senior Notes. A total of $199.4 million aggregate principal amount of the 2012 Senior Notes were tendered, which represented approximately 88.6% of the $225.0 million aggregate principal amount of the 2012 Senior Notes outstanding. We redeemed the remaining $25.6 million of 2012 Senior Notes on March 22, 2010. On March 23, 2010, we completed another private placement offering under Rule 144A under the Securities Act (the “Supplemental Private Placement”) of $40.0 million aggregate principal amount of 9.0% unsecured senior notes due in 2018 (together with the senior notes offered in the Initial Private Placement, the “2018 Senior Notes”). We received gross proceeds from the Supplemental Private Placement of approximately $39.7 million, which reflects a discounted issue price of 99.25% of the principal amount. The proceeds were used, together with the proceeds of the Initial Private Placement, for payment of consideration and costs relating to a cash tender offer for the final $25.6 million of original 2012 Senior Note redemptions. The 2018 Senior Notes mature on February 15, 2018 and interest on these notes accrues at a rate of 9.0% per annum and is payable semi-annually on each February 15 and August 15.

Pursuant to the terms of registration rights agreements we entered into in connection with the issuance of the 2018 Senior Notes, we agreed, among other things, to exchange the 2018 Senior Notes for registered notes substantially identical in all material respects to the 2018 Senior Notes (the “Exchange Notes”). With the Exchange Offer, $275.0 million, or 100%, of the outstanding 2018 Senior Notes were exchanged for Exchange Notes on July 21, 2010.

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

As of December 31, 2010, we were in compliance with all of the covenants of our 2018 Senior Notes.

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

Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures and strategic acquisitions for the foreseeable future. We have initiated renegotiation of the Revolving Credit Facility and anticipate completing its renegotiation in the next twelve months. At December 31, 2010, we had no outstanding borrowings against our $200.0 million Revolving Credit Facility and a corresponding $113.7 million in excess availability as well as $33.5 million in cash on hand.

If we experience a deficiency in earnings with respect to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows from operations and borrowings under the Revolving Credit Facility. If cash flows generated from our operations, together with borrowings under our Revolving Credit Facility, are not sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures and we need to seek additional sources of capital, the limitations on our ability to incur debt contained in the Revolving Credit Facility and the Indenture relating to our 2018 Senior Notes could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay or forego capital spending or other corporate initiatives, such as the development of products, or acquisition opportunities.

Our Revolving Credit Facility permits us to redeem, retire or repurchase our 2018 Senior Notes subject to certain limitations. We may repurchase 2018 Senior Notes in the future but whether we do so will depend on a number of factors and there can be no assurance that we will repurchase any amounts of our 2018 Senior Notes.

Cash Flow Summary

A summary of our cash flows for 2010 and 2009 was as follows:

	As of December 31,
	2010	2009
	(In thousands)
Net Income (Loss)	$3,727	$(67,019)
Non-cash items	31,006	88,225
Changes in working capital assets and liabilities	(27,649)	6,480

Net cash from operating activities	7,084	27,686
Net cash from investing activities	(5,066)	(3,964)
Net cash from financing activities	23,302	(32,798)
Effects of exchange rate changes on cash and cash equivalents	535	347

Net increase (decrease) in cash and cash equivalents	25,855	(8,729)
Cash and equivalents at beginning of year	7,599	16,328

Cash and equivalents at end of year	$33,454	$7,599

Operating activities

Net cash provided by operating activities was $7.1 million and $27.7 million for 2010 and 2009, respectively. The $20.6 million decline in cash provided by operating activities for 2010 as compared to 2009 was largely the result of the impact of changes in working capital items, primarily changes in accounts receivable, inventory and accounts payable. Increased accounts receivable levels at December 31, 2010, as compared to December 31, 2009, resulted in a net use of $24.7 million of cash related to accounts receivable during 2010. Our accounts receivable balance was $110.8 million at the end of 2010, a 28.2% increase from the balance of $86.4 million in outstanding accounts receivable at the end of 2009, with the increase attributable mainly to increased sales in the fourth quarter of 2010, as compared to the fourth quarter of 2009. This increase was reflective of increased demand levels manifested in higher volumes, as well as increased copper prices. Similarly, increased inventory levels at December 31, 2010, as compared to December 31, 2009, resulted in a net use of $14.9 million of cash related to inventory during 2010. Our inventory balance was $81.1 million at the end of 2010, a 22.5% increase from the balance of $66.2 million in inventory at the end of 2009, with the increase reflecting the impact of increased copper prices and production levels given higher demand, partially offset by an improvement in inventory turnover. The year-over-year impact on operating cash flows of changes in accounts receivable and inventory levels was partially offset by changes in our accounts payable levels over the same period. For 2010, we recorded $3.9 million in cash provided by accounts payable as accounts payable levels at the end of 2010 were higher than at the end of 2009 primarily as a function of increased payables brought about by the above-noted increased inventory levels over the same time period.

Investing activities

Net cash utilized for investing activities was $5.1 million and $4.0 million in 2010 and 2009, respectively. The primary use of cash for investing activities in both 2010 and 2009 was for capital expenditures, mainly new production equipment. We had a total of $6.4 million in capital expenditures in 2010 as compared to $4.1 million in 2009. We would expect our 2011 capital expenditures to approximate 2010 levels. In addition, during 2010, we generated $2.9 million in proceeds from the disposal of fixed assets, primarily in connection with the sale of three properties we had previously closed, and we used $1.6 million in cash to fund certain investments.

Financing activities

Net cash provided by financing activities was $23.3 million in 2010, as compared to a net use of $32.8 million in cash for financing activities in 2009. Net cash provided by financing activities for 2010 was due primarily to the issuance of our 2018 Senior Notes and extinguishment of our 2012 Senior Notes. We generated proceeds of $271.9 million from the issuance of the 2018 Senior Notes. In connection therewith, we incurred $6.7 million in issuance costs and used $231.7 million of the total proceeds to retire our 2012 Senior Notes, inclusive of accrued interest and other extinguishment costs. In addition we repaid our outstanding Revolving Credit Facility balance of approximately $10.2 million in the first quarter of 2010. The $32.8 million used in financing activities for 2009 included $19.8 million in net repayments made under our Revolving Credit Facility during 2009 due to a reduction in debt primarily brought about by efforts to reduce our levels of working capital, $12.0 million used to repurchase a portion of our 2012 Senior Notes, and $1.0 million paid to amend our Revolving Credit Facility.

Seasonality

We have experienced, and expect to continue to experience, certain seasonal trends in our net sales and cash flow. We generally require increased levels of cash during the second and third quarters of the year to build inventories in anticipation of higher demand during the late fall and early winter months. In general, the trade receivables generated from these periods of relatively higher sales is subsequently collected during the late fourth and early first quarter of each year.

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

Revenue Recognition

We recognize sales of our products when the products are shipped to customers and title passes to the customer in accordance with the terms of sale. We provide incentive allowances to our customers, with the amount of such promotional allowances being tied primarily to the particular customer’s level of purchasing activity during a specified time period or periods. We record an accrual for such promotional allowances and reflect the expenses as a reduction of our net sales when we determine that it is probable the allowances will be earned by the customer and the amount of the allowances can be reasonably estimated. We base our accruals primarily on sales activity and our historical experience with each customer.

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

Plant and Equipment and other Long-Lived Assets

Plant and equipment are carried at cost and are depreciated over their estimated useful lives, ranging from three to twenty years, using principally the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Our other long-lived assets consist primarily of customer-related intangible assets recorded in connection with acquisitions occurring in 2007. These intangible assets are amortized over their estimated useful lives using an accelerated amortization methodology which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. The carrying value of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the carrying value is warranted. When events and circumstances indicate that our long-lived assets should be reviewed for possible impairment, we test for the existence of impairment by developing and utilizing projections of future cash flows expected to be generated from the use and eventual disposition of the assets or asset groups in question. Our asset groups reflect the shared nature of our facilities and manufacturing capacity. Expected cash flows are projected on an undiscounted basis over the remaining life of the assets or asset groups in question to determine whether such cash flows are expected to exceed the recorded carrying amount of the assets involved. If we identify the existence of impairment as a result of this test, we determine the amount of the impairment loss by the extent to which the carrying value of the impaired assets exceed their fair values as determined by valuation techniques including, as appropriate, the use of discounted cash flows to measure estimated fair value.

The long-lived asset impairment test uses significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. Estimating projected cash flows associated with our asset groups involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including future sales, gross profit, selling, general and administrative expense rates, and cash flows. The use of different assumptions, estimates or judgments, such as the estimated future undiscounted cash flows, could significantly increase or decrease the related impairment test results.

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

We performed our annual goodwill impairment test as of December 31, 2010, with no indication of potential impairment. Our test indicated that the estimated fair value of each reporting unit with recorded goodwill as of December 31, 2010 was significantly in excess of its related carrying value, with no such reporting unit having an excess of fair value less than 25% of its carrying value. As stated below, the use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit. However, as of the December 31, 2010 annual impairment test date, the above-noted conclusion, that no indication of goodwill impairment existed as of the test date, would not have changed had the test been conducted assuming: 1) a 5% decrease in the aggregate estimated undiscounted cash flows of our reporting units (without any change in the discount rate), 2) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our reporting units), or 3) 1% decrease in the estimated sales growth rate without a change in the discount rate of each reporting unit.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units.

During the first quarter of 2009, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment test based on a combination of factors which were in existence at that time, including a significant decline in our market capitalization, as well as the recessionary economic environment and its then estimated potential impact on our business. As a result of this test, we recorded a non-cash goodwill impairment charge of $69.5 million, representing our best estimate of the impairment loss incurred within three of the four reporting units comprising our Distribution segment: Electrical distribution, Wire and Cable distribution and Industrial distribution.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including future sales, gross profit, selling, general and administrative expense rates, capital expenditures, and cash flows. These estimates are based on our business plans and forecasts. These estimates are then discounted, which necessitates the selection of an appropriate discount rate. The discount rates used reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit. The allocation of the estimated fair value of our reporting units to the estimated fair value of their net assets required under the second step of the goodwill impairment test also involves the use of significant assumptions, estimates and judgments, which are based on the best information available to management as of the date of the assessment.

We test the carrying amount of our long-lived assets, including finite-lived intangible assets and property, plant and equipment, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This assessment employs a two-step approach. The first step is used to determine if a potential impairment exists while the second step measures the associated impairment loss (if any). An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The asset groups tested under our impairment tests reflect the shared nature of our facilities and manufacturing capacity. The second step of the impairment tests involves measuring the amount of the impairment loss to be recorded. The amount of the impairment loss recorded is equal to the excess of the asset or asset group’s carrying value over its fair value. For 2009 and 2010, no asset impairments were identified relative to either our long-lived property, plant and equipment or our finite-lived intangible assets, other than among assets held for sale.

The long-lived asset impairment test uses significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. Estimating projected cash flows associated with our asset groups involved the use of significant assumptions, estimates and judgments with respect to numerous factors, including future sales, gross profit, selling, general and administrative expense rates, discount rates and cash flows.

Income Taxes

We use the asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts adjusted for other comprehensive income. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state or federal tax audits.

New Accounting Pronouncements

Goodwill

In December 2010, the FASB issued an update to the accounting guidance for evaluating goodwill for impairment. Accordingly, new accounting standards concerning the treatment of goodwill were issued. This guidance addresses the effects on certain provisions of evaluating reporting units with zero or negative carrying values. The accounting update is effective for a reporting entity’s first annual reporting period that begins after December 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We do not anticipate that this guidance, which is effective for the first quarter of 2011, will have a significant impact on our financial statements.

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

Disclosures about Fair Value Measurements

In January 2010, the FASB issued an accounting standards update to improve disclosures about fair value measurements. The update amends existing accounting rules regarding fair value measurements and disclosures to add new requirements for disclosures related to transfers into and out of investment Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 investment measurements. It also clarifies existing fair value disclosures about the level of disaggregation, as well as inputs and valuation techniques used to measure fair value. The update is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for years beginning after December 15, 2010. As this update only related to financial statement disclosures, it did not have an impact on our results of operations, cash flows or financial position. See Note 14 for further discussion regarding our fair value measurements of financial assets and liabilities.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the Notes thereto, and other information are included in this report beginning on page F-1.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(b) and 15d-15(e)), as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2010, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this process, management concluded that internal control over financial reporting was effective as of December 31, 2010.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and their report is included herein on page F-2.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

This item is incorporated by reference to sections of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2011, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 11.	Executive Compensation

This item is incorporated by reference to sections of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2011, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to sections of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2011, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions

This item is incorporated by reference to sections of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2011, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.	Principal Accountant Fees and Services

This item is incorporated by reference to sections of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2011, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing in Item 8, which is incorporated herein by reference.

(2) Financial Statement Schedules

None.

(3) Exhibits

See index to exhibits.

Coleman Cable, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

All Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Coleman Cable, Inc.

Waukegan, Illinois

We have audited the accompanying consolidated balance sheets of Coleman Cable, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material aspects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or person performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coleman Cable, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
March 7, 2011
Chicago, Illinois

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
	(Thousands, except per share data)
NET SALES	$703,763	$504,152
COST OF GOODS SOLD	606,734	428,485

GROSS PROFIT	97,029	75,667
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	46,944	40,821
INTANGIBLE ASSET AMORTIZATION	6,826	8,827
ASSET IMPAIRMENTS	324	70,761
RESTRUCTURING CHARGES	1,953	5,468

OPERATING INCOME (LOSS)	40,982	(50,210)
INTEREST EXPENSE	27,436	25,323
GAIN ON REPURCHASE OF SENIOR NOTES	—	(3,285)
LOSS ON EXTINGUISHMENT OF DEBT	8,566	—
OTHER INCOME	(230)	(1,195)

INCOME (LOSS) BEFORE INCOME TAXES	5,210	(71,053)
INCOME TAX EXPENSE (BENEFIT)	1,483	(4,034)

NET INCOME (LOSS)	$3,727	$(67,019)

EARNINGS (LOSS) PER COMMON SHARE DATA
NET INCOME (LOSS) PER SHARE
Basic	$0.22	$(3.99)
Diluted	0.21	(3.99)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,925	16,809
Diluted	16,991	16,809

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Thousands except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,454	$7,599
Accounts receivable, net of allowances of $2,491 and $2,565, respectively	110,774	86,393
Inventories	81,130	66,222
Deferred income taxes	3,171	3,129
Assets held for sale	546	3,624
Prepaid expenses and other current assets	3,761	5,959

Total current assets	232,836	172,926

PROPERTY, PLANT AND EQUIPMENT:
Land	1,179	1,179
Buildings and leasehold improvements	13,226	13,131
Machinery, fixtures and equipment	92,244	91,815

	106,649	106,125
Less accumulated depreciation and amortization	(64,643)	(57,190)
Construction in progress	3,725	1,731

Property, plant and equipment, net	45,731	50,666
GOODWILL	29,134	29,064
INTANGIBLE ASSETS	23,764	30,584
DEFERRED INCOME TAXES	301	434
OTHER ASSETS	9,345	6,433

TOTAL ASSETS	$341,111	$290,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7	$14
Accounts payable	22,016	17,693
Accrued liabilities	30,193	23,980

Total current liabilities	52,216	41,687

LONG-TERM DEBT	271,820	236,839
OTHER LONG-TERM LIABILITIES	4,258	3,823
DEFERRED INCOME TAXES	1,595	2,498
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 shares authorized; 16,939 and 16,809 shares issued and outstanding on December 31, 2010 and 2009	17	17
Additional paid-in capital	90,483	88,475
Accumulated deficit	(79,260)	(82,987)
Accumulated other comprehensive loss	(18)	(245)

Total shareholders’ equity	11,222	5,260

TOTAL LIABILITIES AND EQUITY	$341,111	$290,107

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
	(Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$3,727	$(67,019)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	20,077	23,331
Stock-based compensation	2,575	2,340
Foreign currency transaction gain	(230)	(1,195)
Asset impairments	324	70,761
Deferred taxes	(914)	(4,211)
Loss on disposal of fixed assets	608	484
Gain on repurchase of senior notes	—	(3,285)
Loss on extinguishment of debt	8,566	—
Changes in operating assets and liabilities:
Accounts receivable	(24,678)	10,162
Inventories	(14,928)	6,953
Prepaid expenses and other assets	2,335	5,177
Accounts payable	3,872	(9,672)
Accrued liabilities	5,750	(6,140)

Net cash flow from operating activities	7,084	27,686

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(6,383)	(4,087)
Purchases of investments	(1,577)	—
Proceeds from the disposal of fixed assets	2,894	123

Net cash flow from investing activities	(5,066)	(3,964)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	34,961	105,342
Repayments under revolving credit facility	(45,200)	(125,103)
Payment of debt financing and amendment fees	(6,706)	(1,012)
Repayment of long-term debt	(231,664)	(12,025)
Proceeds from the issuance of 2018 Senior Notes, net of discount	271,911	—

Net cash flow from financing activities	23,302	(32,798)

Effect of exchange rate changes on cash and cash equivalents	535	347
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,855	(8,729)
CASH AND CASH EQUIVALENTS—Beginning of year	7,599	16,328

CASH AND CASH EQUIVALENTS—End of year	$33,454	$7,599

NONCASH ACTIVITY
Capital lease obligation	$10	$—
Unpaid capital expenditures	640	162
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	$294	$(4,256)
Cash interest paid	22,208	24,380

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(Thousands)
BALANCE—December 31, 2008	16,787	$17	$86,135	$(15,968)	$(765)	$69,419

Stock awards	22	—	—	—	—	—
Comprehensive income
Net loss	—	—	—	(67,019)	—	(67,019)
Cumulative translation, net of tax provision of $129	—	—	—	—	251	251
Derivative gains, net of tax provision of $90	—	—	—	—	137	137
Pension adjustments, net of tax provision of $81	—	—	—	—	132	132

Total Comprehensive Loss						(66,499)
Stock-based compensation	—	—	2,340	—	—	2,340

BALANCE—December 31, 2009	16,809	$17	$88,475	$(82,987)	$(245)	$5,260

Stock awards	130	—	—	—	—	—
Comprehensive income
Net income	—	—	—	3,727	—	3,727
Cumulative translation, net of tax provision of $177	—	—	—	—	293	293
Unrealized investment loss, net of tax benefit of $136	—	—	—	—	(214)	(214)
Pension adjustments, net of tax provision of $94	—	—	—	—	148	148

Total Comprehensive Income						3,954
Stock-based compensation	—	—	2,008	—	—	2,008

BALANCE—December 31, 2010	16,939	$17	$90,483	$(79,260)	$(18)	$11,222

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

We operate our business through two reportable business segments: (1) Distribution, and (2) Original Equipment Manufacturers (“OEM”). Our Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are in turn used as inputs into subassemblies of manufactured finished goods.

All intercompany accounts and transactions have been eliminated in consolidation.

Consolidated Statements of Cash Flows

The Company has corrected the presentation of borrowings and repayments on its Revolving Credit Facility for 2009 within the consolidated statement of cash flows. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with accounting guidance. The correction had no effect on net cash used in financing activities.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are required for several matters, including inventory valuation, determining the allowance for uncollectible accounts and accruals for sales returns, allowances and incentives, depreciation and amortization, accounting for purchase business combinations, and the recoverability of goodwill and long-lived assets. Actual results could differ from those estimates. Summarized below is the activity for our accounts receivable allowance account:

	Year Ended December 31,
	2010	2009
Balance—January 1	$2,565	$3,020
Provisions	45	221
Write-offs and credit allowances, net of recovery	(137)	(715)
Foreign currency translation adjustment	18	39

Balance—December 31	$2,491	$2,565

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

Advertising Expenses

We account for advertising expenditures as expense in the period incurred. For the fiscal years ended December 31, 2010 and 2009, advertising expenses were $2,325 and $2,240, respectively.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. The fair value of cash and cash equivalents approximates their carrying amounts. All of our cash and cash equivalents qualify as Level 1 fair values under the fair value hierarchy. We classify outstanding checks in excess of funds on deposit within accounts payable and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. We had no outstanding checks in excess of funds on deposit included in accounts payable at either December 31, 2010 or 2009.

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

Assets Held for Sale

Assets held for sale consist primarily of property related to closed facilities that are currently being marketed for disposal. Assets held for sale are reported at the lower of carrying value or estimated fair value less costs to sell.

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

Goodwill and Other Intangible Assets

We are required to assess goodwill for impairment annually, or more frequently if events or circumstances indicate impairment may have occurred. Our annual evaluation for potential goodwill impairment is performed as of December 31st of each year. Our other intangible assets primarily consist of acquired customer relationships and trademarks and trade names, all of which have finite or determinable useful lives. Accordingly, these finite-lived assets are amortized to reflect the estimated pattern of economic benefit consumed, either on a straight-line or accelerated basis over the estimated periods benefited. See Note 2 for information regarding our asset impairment analyses.

Impairment of Long-Lived Assets

We test the carrying amount of our long-lived assets, including finite-lived intangible assets and property, plant and equipment, for recoverability whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss recorded is equal to the excess of the asset’s carrying value over its fair value. See Note 2 for information regarding our asset impairment analyses.

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

The Financial Accounting Standards Board (“FASB”) guidance stipulates the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold. The rules also provide guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We have not recorded any reserves, or related accruals for interest and penalties, or uncertain income tax positions at either December 31, 2010 or 2009. In accordance with this guidance, we have adopted a policy under which, if required to be recognized in the future, we will classify interest related to the underpayment of income taxes as a component of interest expense and we will classify any related penalties in selling, general and administrative expenses in the consolidated statement of operations.

Derivatives and Other Financial Instruments, and Concentrations of Credit Risk

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. All of the copper futures contracts we utilize are tied to the COMEX copper market index and the value of such contracts varies directly with underlying changes in the related COMEX copper futures prices. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. For those hedging relationships that meet such criteria, and for which hedge accounting is applied, we formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as the risk management objectives involved. We have no open commodity hedge positions at December 31, 2010 to which hedge accounting is being applied. However, all of our hedges for which hedge accounting has been applied in the past qualified and were designated as cash flow hedges. We assess both at inception and at least quarterly thereafter, whether the derivatives used in these cash flow hedges are highly effective in offsetting changes in the cash flows associated with the hedged item. The effective portion of the related gains or losses on these derivative instruments are recorded in shareholders’ equity as a component of Other Comprehensive Income (“OCI”), and are subsequently recognized in income or expense in the period in which the related hedged items are recognized. The ineffective portion of these hedges (extent to which a change in the value of the derivative contract does not perfectly offset the change in value of the designated hedged item) is immediately recognized in income. We calculate the fair value of our copper contracts quarterly based on the quoted market price for the same or similar financial instruments. Our derivatives have been determined to be Level 1 under the fair value hierarchy due to available market prices. As our derivatives are part of a legally enforceable master netting arrangement, for purposes of presentation within our consolidated balance sheets, gross values are netted and classified within prepaid expenses and other current assets or accrued liabilities depending upon our aggregate net position at the balance sheet date. Cash settlements related to derivatives are included in the operating section of the consolidated statement of cash flows, with prepaid expenses and other current assets or accrued liabilities, depending on the position. The Company’s derivatives are disclosed in Note 9.

Financial instruments also include other working capital items and debt. The carrying amounts of our cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value given the immediate or short-term maturity of these financial instruments. The fair value of the Company’s debt is disclosed in Note 6.

Concentrations of credit risk arising from trade accounts receivable are due to selling to a number of customers in a particular industry. The Company performs ongoing credit evaluations of its customers’ and counterparties’ financial condition and obtains collateral or other security when appropriate. No customer accounted for more than 10% of accounts receivable as of December 31, 2010 or 2009.

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

Stock-based Compensation

We recognize compensation expense over the related vesting period for each share-based award we grant, based on the fair value of the instrument at grant date for those awards to be settled in stock, and based on the fair value of the instrument at the balance sheet date for those awards to be settled in cash. Our stock-based compensation arrangements are further detailed in Note 11.

Earnings per Common Share

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of service-condition unvested common shares, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund any losses, and therefore participating securities are not allocated a portion of any net loss in any period for which a net loss is recorded. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share includes the dilutive effect of exercised stock options and the effect of unvested common shares when dilutive.

New Accounting Pronouncements

Goodwill

In December 2010, the FASB issued an update to the accounting guidance for evaluating goodwill for impairment. Accordingly, new accounting standards concerning the treatment of goodwill were issued. This guidance addresses the effects on certain provisions of evaluating reporting units with zero or negative carrying values. The accounting update is effective for a reporting entity’s first annual reporting period that begins after December 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We do not anticipate that this guidance, which is effective for the first quarter of 2011, will have a significant impact on our financial statements.

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

Disclosures about Fair Value Measurements

In January 2010, the FASB issued an accounting standards update to improve disclosures about fair value measurements. The update amends existing accounting rules regarding fair value measurements and disclosures to add new requirements for disclosures related to transfers into and out of investment Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 investment measurements. It also clarifies existing fair value disclosures about the level of disaggregation, as well as inputs and valuation techniques used to measure fair value. The update is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for years beginning after December 15, 2010. As this update only related to financial statement disclosures, it did not have an impact on our results of operations, cash flows or financial position. See Note 14 for further discussion regarding our fair value measurements of financial assets and liabilities.

2.  GOODWILL, INTANGIBLE ASSETS AND ASSET IMPAIRMENTS

Goodwill

Changes in the carrying amount of goodwill by reportable business segment were as follows:

	Distribution Segment	OEM Segment	Total
Gross balance	$98,499	11,725	$110,224
Cumulative impairment losses	—	(11,725)	(11,725)
Cumulative foreign currency translation adjustments	(145)	—	(145)

Balance as of December 31, 2008	$98,354	$—	$98,354
Impairment losses	(69,498)	—	(69,498)
Foreign currency translation adjustments	208	—	208

Balance as of December 31, 2009	$29,064	$—	$29,064
Foreign currency translation adjustments	70	—	70

Balance as of December 31, 2010	$29,134	$—	$29,134

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

We performed our annual goodwill impairment test as of December 31, 2010, with no indication of potential impairment. Our test indicated that the estimated fair value of each reporting unit with recorded goodwill as of December 31, 2010 was significantly in excess of its related carrying value, with no such reporting unit having an excess of fair value less than 25% of its carrying value. As stated below, the use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit. However, as of the December 31, 2010 annual impairment test date, the above-noted conclusion, that no indication of goodwill impairment existed as of the test date, would not have changed had the test been conducted assuming: 1) a 5% decrease in the aggregate estimated undiscounted cash flows of our reporting units (without any change in the discount rate), 2) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our reporting units), or 3) 1% decrease in the estimated sales growth rate without a change in the discount rate of each reporting unit.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units.

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

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including future sales, gross profit, selling, general and administrative expense rates, capital expenditures, and cash flows. These estimates are based on our business plans and forecasts. These estimates are then discounted, which necessitates the selection of an appropriate discount rate. The discount rates used reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit. The allocation of the estimated fair value of our reporting units to the estimated fair value of their net assets required under the second step of the goodwill impairment test also involves the use of significant assumptions, estimates and judgments, which are based on the best information available to management as of the date of the assessment.

We test the carrying amount of our long-lived assets, including finite-lived intangible assets and property, plant and equipment, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This assessment employs a two-step approach. The first step is used to determine if a potential impairment exists while the second step measures the associated impairment loss (if any). An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The asset groups tested under our impairment tests reflect the shared nature of our facilities and manufacturing capacity. The second step of the impairment tests involves measuring the amount of the impairment loss to be recorded. The amount of the impairment loss recorded is equal to the excess of the asset or asset group’s carrying value over its fair value. For 2009 and 2010, no asset impairments were identified relative to either our long-lived property, plant and equipment or our finite-lived intangible assets, other than among assets held for sale, as discussed below.

The long-lived asset impairment test uses significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. Estimating projected cash flows associated with our asset groups involved the use of significant assumptions, estimates and judgments with respect to numerous factors, including future sales, gross profit, selling, general and administrative expense rates, discount rates and cash flows.

Intangible Assets

The following summarizes our intangible assets at December 31, 2010 and 2009, respectively:

	Weighted Average Amortization Period	2010			2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	4	$56,500	$(39,546)	$16,954	$56,500	$(33,140)	$23,360
Trademarks and trade names	11	8,350	(1,540)	6,810	8,350	(1,201)	7,149
Non-competition agreements	2	1,000	(1,000)	—	1,000	(925)	75

Total	5	$65,850	$(42,086)	$23,764	$65,850	$(35,266)	$30,584

Our intangible assets are being amortized over their estimated useful lives. The customer-relationship intangibles are being amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets will be consumed. Amortization expense for intangible assets was $6,826 and $8,827 for the years ended December 31, 2010 and 2009, respectively. Expected amortization expense for intangible assets over the next five years is as follows:

2011	$5,425
2012	4,316
2013	3,456
2014	2,768
2015	2,230

In addition to the above-discussed non-cash goodwill impairment charges recorded in 2009, we recorded $324 and $1,263 of asset impairment charges in 2010 and 2009, respectively, in relation to certain of our closed properties currently being marketed for sale, with such impairments reflecting a decline in the estimated fair value of such properties. The resulting adjusted carrying value for such properties represents our estimate of each property’s fair value determined by management after considering the best information available, including assumptions market participants would use in valuing the asset.

3.  RESTRUCTURING AND INTEGRATION ACTIVITIES

We incurred restructuring charges of $1,953 and $5,468 during 2010 and 2009, respectively. For both 2009 and 2010, these expenses were comprised of holding costs incurred relative to a number of facilities we closed in 2008 and 2009, with 2009 restructuring expenses also including severance costs related to such facility closures. In 2009, we closed both our East Long Meadow, Massachusetts and Oswego, New York facilities and the 2009 charges included $2,554 recorded in connection with the closure of these two facilities. Such closures were executed to align our manufacturing capacity and cost structure with reduced volume levels which resulted from the economic downturn of late 2008 and 2009. Production from these facilities was transitioned to other facilities.

The $2,383 liability as of December 31, 2010 is comprised of our estimate of the remaining liability related to our closed facilities under lease, with the amount of such liability being equal to our remaining obligation under such leases reduced by estimated sublease rental income either currently being received or reasonably expected to be received in the future. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of one or more lease terminations, sublease agreements, or changes in the related markets in which the properties are located. The short-term liability is classified within accrued expenses and the long-term portion is classified within Other long-term liabilities.

The following table summarizes restructuring activities:

	Lease Holding Costs	Severance & Other Closing Costs	Total
Restructuring Activities
BALANCE—December 31, 2008	$4,967	$49	$5,016

Provision	2,201	3,267	5,468
Uses	(2,806)	(3,293)	(6,099)

BALANCE—December 31, 2009	$4,362	$23	$4,385

Provision	242	1,711	1,953
Uses	(2,221)	(1,734)	(3,955)

BALANCE—December 31, 2010	$2,383	$—	$2,383

We do not currently have any significant restructuring initiatives planned for 2011. Accordingly, we anticipate incurring between $500 and $1,000 in restructuring costs in 2011 related to existing closed facilities, without giving effect to our successfully negotiating any potential sales, alterations to or additional subleases, or lease buy-outs in relation to one or more of these properties. However, it should be noted that management is continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant closings, restructurings and workforce reductions are necessary, some of which may be significant. Restructuring expense is not segregated by reportable segment as our operating segments share common production processes and manufacturing facilities as discussed in Note 15 below.

4.  INVENTORIES

Inventories consisted of the following:

	December 31,
	2010	2009
FIFO cost:
Raw materials	$28,831	$20,962
Work in progress	2,640	3,807
Finished products	49,659	41,453

Total	$81,130	$66,222

5.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2010	2009
Salaries, wages and employee benefits	$7,084	$3,113
Sales incentives	9,092	8,302
Interest	9,537	5,824
Other	4,480	6,741

Total	$30,193	$23,980

6.  DEBT

Total borrowings were as follows:

	December 31,
	2010	2009
Revolving credit facility expiring April 2, 2012	$—	$10,239
9.875% Senior notes extinguished January 2010, including unamortized premium of $1,617	—	226,597
9% Senior Notes due February 15, 2018, including unamortized premium of $3,185	271,815	—
Capital lease obligations	12	17

	271,827	236,853
Less current portion	(7)	(14)

Long-term debt	$271,820	$236,839

Senior Secured Revolving Credit Facility

Our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. Our Revolving Credit Facility expires April 2, 2012.

Interest on borrowings under the Revolving Credit Facility is payable, at our option, at the lender’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay a 0.50% unused line fee pursuant to the terms of the Revolving Credit Facility for unutilized availability.

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

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability during 2010. We have initiated renegotiation of the Revolving Credit Facility and anticipate completing its renegotiation in the next twelve months.

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

On February 3, 2010 we completed a private placement under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) of $235,000 aggregate principal amount of 9.0% unsecured senior notes due in 2018 (the “Initial Private Placement”) to refinance our 2012 Senior Notes. The Initial Private Placement resulted in gross proceeds of approximately $231,703, which reflects a discounted issue price of 98.597% of the principal amount. The proceeds were used, together with other available funds, for payment of consideration and costs relating to a cash tender offer and consent solicitation for our 2012 Senior Notes. A total of $199,429 aggregate principal amount of the 2012 Senior Notes were tendered, which represented approximately 88.6% of the $224,980 aggregate principal amount of the 2012 Senior Notes outstanding. We redeemed the remaining $25,551 of 2012 Senior Notes on March 22, 2010. On March 23, 2010, we completed another private placement offering under Rule 144A under the Securities Act (the “Supplemental Private Placement”) of $40,000 aggregate principal amount of 9.0% unsecured senior notes due in 2018 (together with the senior notes offered in the Initial Private Placement, the “2018 Senior Notes”). We received gross proceeds from the Supplemental Private Placement of approximately $39,700, which reflects a discounted issue price of 99.25% of the principal amount. The proceeds were used, together with the proceeds of the Initial Private Placement, for payment of consideration and costs relating to a cash tender offer for the final $25,551 of original 2012 Senior Note redemptions. The 2018 Senior Notes mature on February 15, 2018 and interest on these notes accrues at a rate of 9.0% per annum and is payable semi-annually on each February 15 and August 15. Our payment obligations under the 2018 Senior Notes are guaranteed by our 100% owned subsidiary, CCI International, Inc. (see Note 16).

Pursuant to the terms of registration rights agreements we entered into in connection with the issuance of the 2018 Senior Notes, we agreed, among other things, to exchange the 2018 Senior Notes for registered notes substantially identical in all material respects to the 2018 Senior Notes (the “Exchange Notes”). With the Exchange Offer, $275,000, or 100%, of the outstanding 2018 Senior Notes were exchanged for Exchange Notes on July 21, 2010.

We recorded a loss of $8,566 in the first quarter of 2010 on the early extinguishment of our 2012 Senior Notes. This amount included the write-off of approximately $1,897 of remaining unamortized debt issuance costs and bond premium amounts related to the 2012 Senior Notes, as well as the impact of the call and tender premiums paid in connection with the refinancing.

In connection with the issuance of 2018 Senior Notes, we incurred approximately $6,706 in costs that have been recorded as deferred financing costs to be amortized over the term of the 2018 Senior Notes. These costs are classified within Other assets in the consolidated balance sheet.

As of December 31, 2010, we were in compliance with all of the covenants of our 2018 Senior Notes.

At December 31, 2010, annual maturities of long-term debt for each of the next five years and thereafter are shown in the below table.

2011	7
2012	3
2013	2
2014	—
2015	—
Subsequent to 2015	275,000

Total debt maturities	275,012
Revolving Credit Facility	—
Unamortized premium on long-term debt	(3,185)

Total debt	$271,827

Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends. Under these covenants, we could not declare excess cash flow dividends for the year ended December 31, 2010. The Company does not anticipate paying any dividends on its common stock in the foreseeable future. The fair value of our debt and capitalized lease obligations was approximately $285,000 and $225,000 at December 31, 2010 and 2009, respectively.

Debt Issue Costs

We have incurred debt issuance costs in connection with our 2018 Senior Note issuances and our Revolving Credit Facility, including amendment fees related to the Revolving Credit Facility. These fees are being amortized over the remaining term of the senior notes and Revolving Credit Facility, respectively. Amortization of debt issuance costs was $1,766 and $2,055 in 2010 and 2009, respectively. Accumulated amortization of debt issue costs was $3,964 and $7,712 at December 31, 2010 and 2009, respectively.

7.  INCOME TAXES

Our income (loss) before income taxes includes the following components:

	2010	2009
Income (loss) before income taxes
U.S.	$1,341	$(75,894)
Foreign	3,869	4,841

Total income (loss)	$5,210	$(71,053)

The provision for income tax expense (benefit) consists of the following:

	2010	2009
Current tax expense	$2,397	$177
Deferred income tax benefit	(914)	(4,211)

Total income tax expense (benefit)	$1,483	$(4,034)

Our current tax expense for 2010 consisted of US and foreign current tax amounts of $1,335 and $1,062 respectively, and our deferred tax expense (benefit) for 2010 consisted of US and foreign deferred tax amounts of $(1,029), and $115 respectively.

Our deferred taxes result primarily from the tax effect of differences between the financial and tax basis of assets and liabilities based on enacted tax laws. Valuation allowances, if necessary, are provided against deferred tax assets that are not likely to be realized. We believe our deferred tax assets will be fully utilized based on projections for future earnings and tax planning strategies. Additionally, we believe our income tax filing positions and deductions will be sustained and, thus, we have not recorded any reserves related to our deferred tax assets, or related accruals for interest and penalties, or uncertain income tax positions under the accounting guidance at either December 31, 2010 or 2009.

Significant components of deferred tax (assets) and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Reserves not deducted for tax:
Allowances for uncollectible accounts	$(431)	$(453)
Legal reserves	(155)	(151)
Employee benefits	(570)	—
Insurance receivable	(616)	(601)
Tax credits	(822)	(1,652)
Inventories	(1,367)	(1,459)
Stock-based compensation	(4,378)	(3,551)
Other	(1,726)	(2,289)
Deferred tax liabilities:
Depreciation and amortization	7,244	8,266
Other	944	825

Net deferred tax asset	$(1,877)	$(1,065)

The reconciliation between income tax amounts at the statutory tax rate to income tax expense recorded on our consolidated income statement is as follows:

	2010	2009
Income taxes (benefit) at federal statutory rate	$1,824	$(24,868)
Increase (decrease) in income taxes resulting from:
Nondeductible goodwill impairments	—	20,846
State tax benefit (net of federal tax effect)	81	(393)
Section 179 deduction	(179)	—
Change in state tax rates	—	(121)
Tax credit	(309)	—
Other	66	502

Income taxes	$1,483	$(4,034)

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We provide for U.S. deferred taxes and foreign withholding tax on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. The Internal Revenue Service has completed reviews of our federal income tax returns through 2004 and is currently reviewing our 2008 and 2009 federal income tax returns.

8.  COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $5,910 and $7,661 for 2010 and 2009, respectively. Minimum future lease payments under capital and operating leases, with non-cancelable initial lease terms in excess of one year as of December 31, 2010, were as follows:

	Capital Leases	Operating Leases
2011	$7	$6,450
2012	4	6,377
2013	2	5,072
2014	—	3,998
2015	—	3,436
After 2015	—	8,065

Total	$13	$33,398

Less: Amounts representing interest	1

Present value of future minimum lease payments	12
Less: Current obligations under capital leases	7

Long-term obligations under capital leases	$5

We record our obligation under capital leases within debt in the accompanying consolidated balance sheets (see Note 6). The gross amount of assets recorded under capital leases as of December 31, 2010 and 2009 was $885 and $875, respectively. Accumulated depreciation was $861 and $847 at December 31, 2010 and 2009, respectively. We depreciate these assets over the shorter of their related lease terms or estimated useful lives.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a joint and several Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of December 31, 2010 and 2009, we had a $400 accrual recorded for this liability.

Although no assurances are possible, we believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations or cash flows.

9.  DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. We use exchange traded futures contracts to mitigate the potential impact of fluctuations in the price of copper. We calculate the fair value of futures contracts quarterly based on the quoted market price for the same or similar financial instruments. These derivatives have been determined to be Level 1 under the fair value hierarchy due to available market prices. At December 31, 2010, we had outstanding copper futures contracts, with an aggregate fair value of $(509), consisting of contracts to sell 875 pounds of copper in March 2011. At December 31, 2009, we had outstanding copper futures contracts, with an aggregate fair value of $91, consisting of contracts to sell 625 pounds of copper in March 2010.

As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our consolidated balance sheets, gross values are netted and classified within Prepaid expenses and other current assets or Accrued liabilities depending upon our aggregate net position at the balance sheet date. At December 31, 2010, we had $1,249 cash collateral posted relative to our outstanding derivative positions. At December 31, 2009, we had $215 cash collateral posted relative to our outstanding derivative positions.

Derivatives Not Accounted for as Hedges Under the Accounting Rules	Loss Recognized in Income	Location of Loss Recognized in Income
Copper commodity contracts:
Twelve months ended December 31, 2010	$1,264	Cost of goods sold
Twelve months ended December 31, 2009	1,726	Cost of goods sold

10.  EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of time-based vesting restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of December 31, 2010, there were 406 shares of time-based vesting restricted stock outstanding.

For the respective years ended December 31, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Year Ended December 31,
Components of Basic and Diluted Earnings (Loss) per Share	2010	2009
Basic EPS Numerator:
Net income (loss)	$3,727	$(67,019)
Less: Earnings allocated to participating securities	(87)	—
Net income (loss) allocated to common shareholders	$3,640	$(67,019)

Basic EPS Denominator:
Weighted average shares outstanding	16,925	16,809
Basic earnings (loss) per common share	$0.22	$(3.99)
Diluted EPS Numerator:
Net income (loss)	$3,727	$(67,019)
Less: Earnings allocated to participating securities	(87)	—

Net income (loss) allocated to common shareholders	$3,640	$(67,019)

Diluted EPS Denominator:
Weighted average shares outstanding	16,925	16,809
Dilutive common shares issuable upon exercise of stock options	66	—

Diluted weighted average shares outstanding	16,991	16,809

Diluted earnings (loss) per common share	$0.21	$(3.99)

To the extent stock options and awards are anti-dilutive, they are excluded from the calculation of diluted weighted average shares outstanding. Awards with respect to 1,121 and 1,671 common shares were not included in the computation of diluted earnings per share for 2010 and 2009, respectively, because they were anti-dilutive.

11.  STOCK-BASED COMPENSATION

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. In April 2008, an amended and restated plan was approved by shareholders that, among other things, added stock appreciation rights, restricted or unvested stock, restricted stock units, performance shares, performance units and incentive performance bonuses as available awards under the plan. Total stock-based compensation expense was $2,575 and $2,340 in 2010 and 2009, respectively. At December 31, 2010, there was $2,076 of total unrecognized compensation cost related to nonvested share-based compensation arrangements that we expect will vest and be recognized over a weighted-average period of 1.8 years.

Stock Options

Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant. The stock options we granted in 2010 have a ten-year life and vest over a four-year period in three equal installments beginning two years from the date of grant. The 2009 options, like all of our prior options grants, are exercisable over a three-year annual vesting period and expire 10 years from the date of grant. We utilize the fair value method in accounting for stock-compensation expense, estimating the fair value of options granted under our plan at each related grant date using a Black-Scholes option-pricing model. We determine the value of all stock options using the simplified method, as prescribed in the accounting guidance, due to our lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term and due to the limited period of time our equity shares have been publicly traded. The following table sets forth information about the weighted-average fair value of options granted during 2010 and 2009, and the weighted-average assumptions used for such grants:

	2010	2009
Fair value of options at grant date (per share)	$3.30	$2.59
Dividend yield	0%	0%
Expected volatility	88.5%	83%
Risk-free interest rate	2.70%	1.96%
Expected term of options	6 years	6 years

We do not expect to pay dividends in the foreseeable future and therefore used a zero-percent dividend yield in our estimates. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Given the limited history of our own common shares, the expected volatility factors above are based in part on average volatilities relative to a group of U.S. public companies which we believe are comparable to us.

Changes in stock options for 2010 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding on January 1, 2010	1,300	$11.86	7.5	—
Granted	150	4.42	9.2	279
Exercised	—	—
Forfeited or expired	(42)	13.00	6.2	—

Outstanding on December 31, 2010	1,408	$11.03	6.8	936

At December 31, 2010:
Vested or expected to vest	1,372	$11.21	6.8	860
Exercisable	96	3.99	8.1	219

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value. We have no policy or plan to repurchase common shares to mitigate the dilutive impact of options.

Additional information regarding options outstanding as of December 31, 2010 is as follows (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms
$3.39-$4.42	437	$4.14	8.5
$8.38-$11.39	203	$8.45	7.0
$15.00-$23.62	768	$15.63	5.8

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

Changes in nonvested shares for 2010 were as follows:

	Shares	Weighted-Average Grant -Date Fair Value
Nonvested at January 1, 2010	371	$4.52
Granted	683	3.98
Vested	(131)	4.75
Forfeited	—	—

Nonvested at December 31, 2010	923	$4.09

The remaining 258 performance shares vest under the same terms as those performance awards to be settled in stock, but are settled in cash rather than stock. Of the total 258 performance shares settled in cash, 58, 100, and 100 awards will vest upon reaching the first, second and third stock price targets, respectively. The estimated fair value of these cash-settled shares is remeasured and the estimated service period is recalculated each balance sheet date using a Monte Carlo model (using the same criteria noted above updated for any necessary changes since the date of the initial grant) and recorded as a liability. These awards had an estimated aggregate fair value of approximately $1,434 as of December 31, 2010, which will be recorded as stock compensation expense over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 1.3 years as of December 31, 2010.

12.  RELATED PARTIES

We lease our corporate office facility from certain members of our Board of Directors and executive management, and we made rental payments of $330 and $388 in 2010 and 2009, respectively. In addition, we lease three manufacturing facilities from an entity in which one of our executive officers has a substantial minority interest, and we paid a total of $1,176 and $1,069 in 2010 and 2009, respectively.

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

In 2006, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment claiming that we were not entitled to tax deductions in connection with our then-existing practice involving the prepayment of certain management fees and our payment of certain factoring costs to CCI Enterprises, Inc., our then-existing wholly-owned C corporation subsidiary. We settled this matter with the IRS in 2008 and as a result, under the above-noted Tax Matters Agreement, we are obligated to indemnify our S corporation shareholders on record as of the effective date of the Tax Matters Agreement, for amounts owed as a result of the settlement. Throughout 2010, we made payments of $557 to settle this obligation. Amounts expensed for this matter have been classified in SG&A expenses in the accompanying consolidated statements of operations. As this matter has been resolved, we have no accrual related to this matter as of December 31, 2010.

13.  BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. In the past, we have made matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $952 and $300, related to these savings plans during 2010 and 2009, respectively. Early in 2009, we suspended our discretionary matching contributions to such plans for our non-union participants. We reinstated our discretionary matching contributions effective January 1, 2010.

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

Plan benefit costs and funded status

The components of net periodic benefit cost are as follows:

	Year Ended December 31,
Components of Net Periodic Benefit Cost:	2010	2009
Service Cost	N/A	N/A
Interest cost	$58	$65
Expected return on plan assets	(79)	(37)
Recognized net actuarial loss	(12)	—

Net periodic benefit cost	$(33)	$28

The following table shows changes in the benefit obligation, plan assets and funded status of the Riblet pension plan:

	December 31,
	2010	2009
Change in benefit obligation:
Beginning balance	$1,261	$1,190
Interest cost	58	65
Actuarial (gain) loss	(138)	82
Benefits paid	(70)	(76)

Ending balance	$1,111	$1,261

Change in plan assets:
Beginning balance	$1,490	$267
Actual return on plan assets	207	332
Employer contribution	—	968
Benefits paid	(70)	(77)

Ending balance	$1,627	$1,490

Funded status:	$516	$229

Amounts recognized in Other Comprehensive Income (Loss) for the periods presented and in Accumulated Other Comprehensive Loss at December 31, are as follows:

	Year Ended December 31,
	2010	2009
Other comprehensive income, net of tax provisions of $94 and $81, respectively	$148	$132

Assumptions

Weighted average assumptions used to determine the Riblet pension plan obligation:

	December 31,
	2010	2009
Discount rate	5.05%	5.50%
Rate of compensation increases	N/A	N/A

Weighted average assumptions used to determine net cost for years ended are as follows:

	December 31,
	2010	2009
Discount rate	5.50%	5.72%
Expected return on plan assets	5.50%	5.72%
Rate of compensation increase	N/A	N/A

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

Plan assets were invested in the following classes of securities (none of which were securities of the Company):

	December 31,
	2010	2009
Plan Asset Composition:
Cash and other mutual funds	11%	12%
Equity securities	37%	44%
Fixed-income securities	52%	44%

Total	100%	100%

The plan’s target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At December 31, 2010, the plan’s target asset allocation was 35% equity, 55% fixed income, and 10% cash and other, which is comprised of real estate and other mutual fund investment strategies. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The table below presents the Riblet pension plan assets using the fair value hierarchy as of December 31, 2010. The plan’s investments are held in the form of cash, group fixed and variable deferred annuities, real estate, and other investments.

	Total	Level 1	Level 2	Level 3
Cash and other mutual funds	$173	$25	$148	$—
Equity securities	611	—	611	—
Fixed-income securities	843	—	843	—

Total	$1,627	$25	$1,602	$—

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

Information regarding expected future cash flows for the Riblet pension plan is as follows:

Pension Benefits:
Expected employer contributions:
Fiscal 2011	$—
Expected benefit payments:
Fiscal 2011	$102
Fiscal 2012	98
Fiscal 2013	97
Fiscal 2014	95
Fiscal 2015	97
Fiscal 2016-2020	425

Total benefit payments	$914

14.  FAIR VALUE DISCLOSURE

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

As of the periods ending December 31, 2010 and December 31, 2009, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents, derivatives, and equity securities. There were no transfers of assets between levels for year ended December 31, 2010.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash & Cash Equivalents	$33,454	$—	$—	$33,454	$7,599	$—	$—	$7,599
Derivative Assets, Net of Collateral	740	—	—	740	91	—	—	91
Available for Sale Securities	1,243	—	—	1,243	—	—	—	—

Total	$35,437	$—	$—	$35,437	$7,690	$—	$—	$7,690

15.  BUSINESS SEGMENT INFORMATION

We currently have two reportable business segments: (1) Distribution, and (2) OEM. These reportable segment classifications are based on an aggregation of customer groupings and distribution channels reflective of the manner in which our chief operating decision maker, the chief executive officer, evaluates the Company’s results. Our Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are in turn used as inputs into subassemblies of manufactured finished goods.

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

Revenues by business segment represent sales to unaffiliated customers and no one customer or group of customers under common control accounted for more than 10% of consolidated net sales. No sales were made among reportable segments for the periods ended December 31, 2010 and December 31, 2009.

End Markets	Principal Products	Applications	Customers
Distribution Segment

Retail Distribution	Extension cords, trouble lights, battery booster cables, battery cables and accessories, surge and strip and electronic cable products	Wide variety of consumer applications	National and regional mass merchandisers, home centers, hardware distributors, warehouse clubs and other consumer retailers

Electrical Distribution	Industrial power, electronic and communication cables, low voltage wire and assembled products	Construction and industrial MRO applications	Buying groups, national chains and independent distributors

Wire and Cable Distribution	Industrial power, electronic and communication cables and low voltage wire	Construction and industrial MRO applications	Independent distributors

Industrial Distribution	Extension cords, ground fault circuit interrupters, industrial cord reels, custom cords, trouble lights, portable halogen lights and electrical/electronic cables	Various commercial construction and industrial applications	Specialty, tool and fastener distributors, MRO/industrial catalog houses and retail/general construction supply houses

	Irrigation, sprinkler and polyethylene golf course cables	Commercial and residential sprinkler systems, low voltage lighting applications and well pumps	Turf and landscape, golf course and submersible pump distributors

OEM Segment
OEM	Custom cables and specialty copper products	Various applications across various OEM businesses	OEMs

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

Financial data for our business segments are as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)
Net sales:
Distribution	$525,274	$390,911
OEM	178,489	113,241

Total	$703,763	$504,152

Operating income (loss):
Distribution	$47,834	$36,666
OEM	13,089	7,074

Total	60,923	43,740
Corporate	(19,941)	(93,950)

Consolidated operating income (loss)	$40,982	$(50,210)

Net sales to external customers by our product groups are as follows:

	Year Ended December 31,
Net Sales by Groups of Products	2010	2009
Industrial Wire and Cable	$328,405	$187,671
Assembled Wire and Cable Products	196,523	167,734
Electronic Wire	154,825	133,090
Fabricated Bare Wire	24,010	15,657

Total	$703,763	$504,152

In 2010 and 2009, our consolidated net sales included a total of $47,673 and $36,550, respectively, of net sales in Canada. In addition, we had a total of approximately $261 and $394 in tangible long-lived assets in Canada at December 31, 2010 and 2009, respectively. In addition, we did not have any significant sales outside of the U.S. and Canada in 2010 or 2009.

16.  SUPPLEMENTAL GUARANTOR INFORMATION

The 2018 Senior Notes and the Revolving Credit Facility are instruments of the parent, and are reflected in their respective balance sheets. Our payment obligations under the 2018 Senior Notes and the Revolving Credit Facility (see Note 6) are guaranteed by our 100% owned subsidiary, CCI International, Inc. (“Guarantor Subsidiary”). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Coleman Cable, Inc. (Parent) and the Company’s Guarantor Subsidiary — CCI International, Inc. which is 100% owned by the Parent. The consolidating financial statements have been prepared on the same basis as the consolidated financial statements of Coleman Cable, Inc. The equity method of accounting is followed within these financials.

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
Net sales	$667,273	$—	$47,673	$(11,183)	$703,763
Cost of goods sold	579,548	—	38,369	(11,183)	606,734

Gross profit	87,725	—	9,304	—	97,029
Selling, general and administrative expenses	41,557	—	5,387	—	46,944
Intangible amortization	6,783	—	43	—	6,826
Asset impairments	324	—	—	—	324
Restructuring charges	1,953	—	—	—	1,953

Operating income	37,108	—	3,874	—	40,982
Interest expense	27,202	—	234	—	27,436
Loss on extinguishment of debt	8,566	—	—	—	8,566
Other income	(1)	—	(229)	—	(230)

Income before income taxes	1,341	—	3,869	—	5,210
Income from subsidiaries	2,646	—	—	(2,646)	—
Income tax expense	260	—	1,223	—	1,483

Net income	$3,727	$—	$2,646	$(2,646)	$3,727

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
Net sales	$467,602	$—	$36,550	$—	$504,152
Cost of goods sold	400,575	—	27,910	—	428,485

Gross profit	67,027	—	8,640	—	75,667
Selling, general and administrative expenses	36,315	—	4,506	—	40,821
Intangible amortization	8,724	—	103	—	8,827
Asset impairments	70,761	—	—	—	70,761
Restructuring charges	5,405	—	63	—	5,468

Operating income (loss)	(54,178)	—	3,968	—	(50,210)
Interest expense	25,004	—	319	—	25,323
Gain on repurchase of Senior Notes	(3,285)	—	—	—	(3,285)
Other income	(3)	—	(1,192)	—	(1,195)

Income (loss) before income taxes	(75,894)	—	4,841	—	(71,053)
Income from subsidiaries	2,887	—	—	(2,887)	—
Income tax expense (benefit)	(5,988)	—	1,954	—	(4,034)

Net income (loss)	$(67,019)	$—	$2,887	$(2,887)	$(67,019)

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,493	$77	$2,884	$—	$33,454
Accounts receivable, net of allowances	100,285	—	10,489	—	110,774
Intercompany receivable	2,188	—	—	(2,188)	—
Inventories	75,001	—	6,129	—	81,130
Deferred income taxes	3,008	—	163	—	3,171
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	8,340	1	778	(5,358)	3,761

Total current assets	219,861	78	20,443	(7,546)	232,836

PROPERTY, PLANT AND EQUIPMENT, NET	45,470	—	261	—	45,731
GOODWILL	27,598	—	1,536	—	29,134
INTANGIBLE ASSETS	23,657	—	107	—	23,764
DEFERRED INCOME TAXES	—	—	301	—	301
OTHER ASSETS	9,345	—	—	—	9,345
INVESTMENT IN SUBSIDIARIES	9,538	—	—	(9,538)	—

TOTAL ASSETS	$335,469	$78	$22,648	$(17,084)	$341,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7	$—	$—	$—	$7
Accounts payable	19,075	—	2,941	—	22,016
Intercompany payable		73	2,115	(2,188)	—
Accrued liabilities	27,492	5	2,696	—	30,193
Other liabilities	—	—	5,358	(5,358)	—

Total current liabilities	46,574	78	13,110	(7,546)	52,216

LONG-TERM DEBT	271,820	—	—	—	271,820
OTHER LONG-TERM LIABILITIES	4,258	—	—	—	4,258
DEFERRED INCOME TAXES	1,595	—	—	—	1,595
Common stock	17	—	—	—	17
Additional paid in capital	90,483	—	1,000	(1,000)	90,483
Retained earnings (accumulated deficit)	(79,260)	—	8,572	(8,572)	(79,260)
Accumulated other comprehensive loss	(18)	—	(34)	34	(18)

Total shareholders’ equity	11,222	—	9,538	(9,538)	11,222

TOTAL LIABILITIES AND EQUITY	$335,469	$78	$22,648	$(17,084)	$341,111

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2009

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,018	$57	$3,524	$—	$7,599
Accounts receivable, net of allowances	78,904	—	7,489	—	86,393
Intercompany receivable	2,674	—	—	(2,674)	—
Inventories	61,277	—	4,945	—	66,222
Deferred income taxes	2,770	—	359	—	3,129
Assets held for sale	3,624	—	—	—	3,624
Prepaid expenses and other current assets	4,499	12	1,448	—	5,959

Total current assets	157,766	69	17,765	(2,674)	172,926

PROPERTY, PLANT AND EQUIPMENT, NET	50,272	—	394	—	50,666
GOODWILL	27,598	—	1,466	—	29,064
INTANGIBLE ASSETS	30,440	—	144	—	30,584
DEFERRED INCOME TAXES	—	—	434	—	434
OTHER ASSETS	10,785	—	6	(4,358)	6,433
INVESTMENT IN SUBSIDIARIES	6,581	—	—	(6,581)	—

TOTAL ASSETS	$283,442	$69	$20,209	$(13,613)	$290,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$14	$—	$—	$—	$14
Accounts payable	15,106	—	2,587	—	17,693
Intercompany payable		56	2,618	(2,674)	—
Accrued liabilities	19,988	13	3,979	—	23,980

Total current liabilities	35,108	69	9,184	(2,674)	41,687

LONG-TERM DEBT	236,839	—	—	—	236,839
OTHER LONG-TERM LIABILITIES	3,823	—	4,358	(4,358)	3,823
DEFERRED INCOME TAXES	2,412	—	86	—	2,498
Common stock	17	—	—	—	17
Additional paid in capital	88,475	—	1,000	(1,000)	88,475
Retained earnings (accumulated deficit)	(82,987)	—	5,926	(5,926)	(82,987)
Accumulated other comprehensive loss	(245)	—	(345)	345	(245)

Total shareholders’ equity	5,260	—	6,581	(6,581)	5,260

TOTAL LIABILITIES AND EQUITY	$283,442	$69	$20,209	$(13,613)	$290,107

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,727	$—	$2,646	$(2,646)	$3,727
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	19,886	—	191	—	20,077
Stock-based compensation	2,575	—	—	—	2,575
Foreign currency transaction gain	(1)	—	(229)	—	(230)
Loss on extinguishment of Senior Notes	8,566	—	—	—	8,566
Asset impairments	324	—	—	—	324
Deferred tax	(1,029)	—	115	—	(914)
Loss on disposal of fixed assets	608	—	—	—	608
Equity in consolidated subsidiary	(2,646)	—	—	2,646	—
Changes in operating assets and liabilities:
Accounts receivable	(21,381)	—	(3,297)	—	(24,678)
Inventories	(13,723)	—	(1,205)	—	(14,928)
Prepaid expenses and other assets	1,516	11	808	—	2,335
Accounts payable	3,354	—	518	—	3,872
Intercompany accounts	488	17	(505)	—	—
Accrued liabilities	6,975	(8)	(1,217)	—	5,750

Net cash flow from operating activities	9,239	20	(2,175)	—	7,084

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(6,383)	—	—	—	(6,383)
Purchase of investments	(1,577)	—	—	—	(1,577)
Proceeds from the disposal of fixed assets	2,894	—	—	—	2,894

Net cash flow from investing activities	(5,066)	—	—	—	(5,066)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	34,961	—	—	—	34,961
Repayments under revolving loan facilities	(45,200)	—	—	—	(45,200)
Payment of debt financing and amendment fees	(6,706)	—	—	—	(6,706)
Repayment of long-term debt	(231,664)	—	—	—	(231,664)
Proceeds from the issuance of 2018 Senior Notes, net of discount	271,911	—	—	—	271,911
Intercompany Note	(1,000)	—	1,000	—	—

Net cash flow from financing activities	22,302	—	1,000	—	23,302

Effect of exchange rate changes on cash and cash equivalents	—	—	535	—	535
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,475	20	(640)	—	25,855
CASH AND CASH EQUIVALENTS—Beginning of year	4,018	57	3,524	—	7,599

CASH AND CASH EQUIVALENTS—End of year	$30,493	$77	$2,884	$—	$33,454

NONCASH ACTIVITY
Capital lease obligations	$10	$—	$—	$—	$10
Unpaid capital expenditures	640	—	—	—	640
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	$(755)	—	$1,049	—	$294
Cash interest paid	22,208	—	—	—	22,208

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2009

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(67,019)	$—	$2,887	$(2,887)	$(67,019)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	23,059	—	272	—	23,331
Asset impairments	70,761	—	—	—	70,761
Stock-based compensation	2,340	—	—	—	2,340
Foreign currency transaction gain	—	—	(1,195)	—	(1,195)
Gain on repurchase of Senior Notes	(3,285)	—	—	—	(3,285)
Deferred tax	(4,621)	—	410	—	(4,211)
Loss on disposal of fixed assets	484	—	—	—	484
Equity in consolidated subsidiary	(2,887)	—	—	2,887	—
Changes in operating assets and liabilities:
Accounts receivable	11,732	—	(1,570)	—	10,162
Inventories	6,725	—	228	—	6,953
Prepaid expenses and other assets	6,481	(3)	(1,301)	—	5,177
Accounts payable	(10,186)	(10)	524	—	(9,672)
Intercompany accounts	(1,262)	39	1,223	—	—
Accrued liabilities	(8,209)	(18)	2,087	—	(6,140)

Net cash flow from operating activities	24,113	8	3,565	—	27,686

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,037)	—	(50)	—	(4,087)
Investment in subsidiaries	(1,000)	—	1,000	—	—
Proceeds from the disposal of fixed assets	123	—	—	—	123

Net cash flow from investing activities	(4,914)	—	950	—	(3,964)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	105,342	—	—	—	105,342
Repayments under revolving loan facilities	(125,103)	—	—	—	(125,103)
Debt amendment fee	(1,012)	—	—	—	(1,012)
Repayment of long-term debt	(7,025)	—	(5,000)	—	(12,025)

Net cash flow from financing activities	(27,798)	—	(5,000)	—	(32,798)

Effect of exchange rate changes on cash and cash equivalents	—	—	347	—	347
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,599)	8	(138)	—	(8,729)
CASH AND CASH EQUIVALENTS—Beginning of year	12,617	49	3,662	—	16,328

CASH AND CASH EQUIVALENTS—End of year	$4,018	$57	$3,524	$—	$7,599

NONCASH ACTIVITY
Capital lease obligations	$—	$—	$—	$—	$—
Unpaid capital expenditures	162	—	—	—	162
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	$(5,494)	—	$1,238	—	$(4,256)
Cash interest paid	24,380	—	—	—	24,380

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of March 2011.

COLEMAN CABLE, INC

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 7th day of March 2011.

/S/ G. GARY YETMAN G. Gary Yetman	Director, President and Chief Executive Officer

/S/ RICHARD N. BURGER Richard N. Burger	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/S/ DAVID BISTRICER David Bistricer	Director

/S/ NACHUM STEIN Nachum Stein	Director

/S/ SHMUEL D. LEVINSON Shmuel D. Levinson	Director

/S/ JAMES G. LONDON James G. London	Director

/S/ DENIS SPRINGER Denis Springer	Director

/S/ ISAAC NEUBERGER Isaac Neuberger	Director

/S/ HARMON SPOLAN Harmon Spolan	Director

/S/ DENNIS MARTIN Dennis Martin	Director

Index to Exhibits

1.1	—	Purchase Agreement, dated January 26, 2010, by and among Coleman Cable, Inc., certain subsidiary guarantors and the initial purchasers of the Notes, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

1.2	—	Purchase Agreement dated March 18, 2010 by and among Coleman Cable, Inc., certain subsidiary guarantors and bank of America Securities LLC, incorporated by reference to our Current Report on Form 8-K filed on March 18, 2010.

3.1	—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2	—	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K filed on May 5, 2008.

4.2	—	Registration Rights Agreement, dated October 11, 2006, between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.3	—	Registration Rights Agreement, dated as of February 3, 2010, among Coleman Cable, the guarantors from time to time party thereto and the initial purchasers of the Notes, incorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2010.

4.6	—	Indenture, dated February 3, 2010, among Coleman Cable, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee (including the Form of 9% Senior Note due 2018 attached as Exhibit A thereto), incorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2010.

4.7	—	Shareholders Agreement, dated October 11, 2006, between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.1	—	Amended and Restated Credit Agreement, dated April 2, 2007, among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administration agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.2	—	First Amendment to Amended and Restated Credit Agreement, dated November 1, 2007, by and among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form 8-K filed on November 2, 2007.

10.3	—	Second Amendment to Amended and Restated Credit Agreement, dated June 18, 2009, by and among Coleman Cable, Inc., the Subsidiaries that are signatories thereto, and the lenders that are signatories thereto, incorporated herein by reference to our Current Report on Form 8-K as filed on June 18, 2009.

10.4	—	Third Amendment to Amended and Restated Credit Agreement, dated January 19, 2010, by and among Coleman Cable, Inc., the Subsidiaries that are signatories thereto, and the lenders that are signatories thereto, incorporated herein by reference to our Current Report on Form 8-K filed on January 20, 2010.

10.5	—	Lease, dated September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.6	—	Coleman Cable, Inc. Long-Term Incentive Plan, incorporated herein by reference to our Definitive 14A Proxy Statement filed on April 3, 2008.

*10.7	—	Form of Non-Qualified Stock Option Agreement Under the Coleman Cable, Inc. Long-Term Incentive Plan, incorporated herein by reference to our Form S-1 filed on November 16, 2006.

*10.8	—	Form of Restricted Stock Award Agreement under the Coleman Cable, Inc. Long-Term Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.9	—	Indemnification Agreement, dated November 13, 2007, by and between Morgan Capital LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.10	—	Amended and Restated Employment Agreement, dated December 29, 2008, by and between Coleman Cable, Inc. and Richard N. Burger incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.

*10.11	—	Amended and Restated Employment Agreement, dated December 29, 2008, between Coleman Cable, Inc. and Richard Carr incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.

*10.12	—	Amended and Restated Employment Agreement, dated December 30, 2008, by and between Coleman Cable, Inc. and G. Gary Yetman incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.

*10.13	—	Amended and Restated Employment Agreement, dated December 30, 2008, between Coleman Cable, Inc. and Mike Frigo incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 30, 2008.

*10.14	—	Form of performance-based restricted stock unit award agreement, incorporated herein by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

**21.1	—	Subsidiaries.

**23.1	—	Consent of Deloitte & Touche LLP.

**24.1	—	Power of Attorney (included on signature page of this filing).

**31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith