Form 10-Q
period 2011-03-31
Coleman Cable, Inc.
filed 2011-05-06
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Common shares outstanding as of May 3, 2011: 17,433,257

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
NET SALES	$205,802	$155,980
COST OF GOODS SOLD	175,775	133,141

GROSS PROFIT	30,027	22,839
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,853	11,207
INTANGIBLE ASSET AMORTIZATION	1,583	2,017
RESTRUCTURING CHARGES	—	888

OPERATING INCOME	14,591	8,727
INTEREST EXPENSE	6,971	6,532
LOSS ON EXTINGUISHMENT OF DEBT	—	8,566
OTHER INCOME	(132)	(127)

INCOME (LOSS) BEFORE INCOME TAXES	7,752	(6,244)
INCOME TAX EXPENSE (BENEFIT)	2,526	(2,414)

NET INCOME (LOSS)	$5,226	$(3,830)

EARNINGS (LOSS) PER COMMON SHARE DATA
NET INCOME (LOSS) PER SHARE
Basic	$0.30	$(0.23)
Diluted	0.30	(0.23)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,079	16,896
Diluted	17,205	16,896

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except per share data)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,204	$33,454
Accounts receivable, less allowance of $2,500 and $2,491, respectively	123,089	110,774
Inventories	92,664	81,130
Deferred income taxes	3,234	3,171
Assets held for sale	546	546
Prepaid expenses and other current assets	2,950	3,761

Total current assets	236,687	232,836

PROPERTY, PLANT AND EQUIPMENT, NET	44,933	45,731
GOODWILL	29,178	29,134
INTANGIBLE ASSETS	22,184	23,764
DEFERRED INCOME TAXES	330	301
OTHER ASSETS	9,968	9,345

TOTAL ASSETS	$343,280	$341,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4	$7
Accounts payable	24,829	22,016
Accrued liabilities	24,415	30,193

Total current liabilities	49,248	52,216

LONG-TERM DEBT	271,932	271,820
OTHER LONG-TERM LIABILITIES	3,492	4,258
DEFERRED INCOME TAXES	710	1,595
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 17,125 and 16,939 issued and outstanding on March 31, 2011 and December 31, 2010	17	17
Additional paid-in capital	91,003	90,483
Accumulated deficit	(74,034)	(79,260)
Accumulated other comprehensive income (loss)	912	(18)

Total shareholders’ equity	17,898	11,222

TOTAL LIABILITIES AND EQUITY	$343,280	$341,111

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$5,226	$(3,830)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	4,844	5,413
Stock-based compensation	1,177	360
Foreign currency transaction gain	(132)	(127)
Loss on extinguishment of debt	—	8,566
Deferred taxes	(1,454)	(2,396)
Loss (gain) on disposal of fixed assets	(1)	478
Changes in operating assets and liabilities:
Accounts receivable	(12,447)	(9,648)
Inventories	(11,557)	(6,908)
Prepaid expenses and other assets	822	(2,829)
Accounts payable	3,129	7,899
Accrued liabilities	(7,204)	(2,809)

Net cash flow from operating activities	(17,597)	(5,831)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,135)	(917)
Purchase of investments	—	(366)
Proceeds from sale of fixed assets	4	16

Net cash flow from investing activities	(2,131)	(1,267)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowing under revolving credit facility	—	34,696
Repayments under revolving credit facility	—	(44,935)
Payment of deferred financing fees	—	(6,125)
Repayment of long-term debt	(3)	(231,650)
Proceeds from issuance of 2018 Senior Notes, net of discount	—	271,911
Common stock option exercises	9	—

Net cash flow from financing activities	6	23,897

Effect of exchange rate changes on cash and cash equivalents	472	160
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,250)	16,959
CASH AND CASH EQUIVALENTS — Beginning of period	33,454	7,599

CASH AND CASH EQUIVALENTS — End of period	$14,204	$24,558

NONCASH ACTIVITY
Unpaid capital expenditures	363	171
Unpaid 2018 bond fees	—	511
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	156	(260)
Cash interest paid	12,908	8,183

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include Coleman Cable Inc. and all of its subsidiaries (the “Company,” “Coleman,” “us,” “we,” or “our”). The condensed consolidated financial statements included herein are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Condensed Consolidated Statements of Cash Flows

The Company has corrected the presentation of borrowings and repayments on its revolving credit facility for 2010 within the condensed consolidated statement of cash flows. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with accounting guidance. The correction had no effect on net cash provided by financing activities.

2. NEW ACCOUNTING PRONOUNCEMENTS

Goodwill Impairment Analysis

In December 2010, the FASB issued an update to the accounting guidance for evaluating goodwill for impairment. Accordingly, new accounting standards concerning the treatment of goodwill were issued. This guidance addresses the effects on certain provisions of evaluating reporting units with zero or negative carrying values. The accounting update is effective for a reporting entity’s first annual reporting period that begins after December 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This update, which was effective for the first quarter of 2011, did not have a significant impact on our financial statements.

Business Combinations

In December 2010, the FASB issued an update to the accounting guidance for presenting pro forma results of business combinations. Accordingly, new accounting standards concerning the treatment of business combinations were issued. This guidance addresses the assumed acquisition date of the pro forma presentation of revenues and earnings, as well as further clarifying material, non-recurring pro forma adjustments. The accounting update is effective for a reporting entity’s business combinations occurring beginning on or after the entity’s first annual reporting period after December 15, 2010. The Company will apply the provisions of this update for any business combinations that occur after January 1, 2011.

3. RESTRUCTURING CHARGES

We incurred restructuring costs of $0 and $888 during the first quarter of 2011 and 2010, respectively. For the first quarter of 2010, these expenses were primarily comprised of lease termination and other holding costs associated with a number of facilities closed in 2008 and 2009. Closed facilities as of March 31, 2011 consist of one leased and one owned facility for which we will continue to pay holding costs. Our reserve was $2,252 as of March 31, 2011, and represented our estimate of the liability existing relative to one closed property under lease and is equal to our remaining obligation under such lease reduced by estimated sublease rental income reasonably expected for the property. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of a lease termination, sublease agreements, or changes in the related markets in which the property is located. Restructuring expense is not segregated by reportable segment as our operating segments share common production processes and manufacturing facilities as discussed in Note 16 below.

	Lease Termination Costs	Severance & Other Closing Costs	Total
BALANCE — December 31, 2010	$2,383	$—	$2,383
Provision	15	(15)	—
Uses	(146)	15	(131)

BALANCE — March 31, 2011	$2,252	$—	$2,252

4. INVENTORIES

Inventories consisted of the following:

	271,928	271,928
	March 31, 2011	December 31, 2010
FIFO cost:
Raw materials	$33,556	$28,831
Work in progress	4,997	2,640
Finished products	54,111	49,659

Total	$92,664	$81,130

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	271,928	271,928
	March 31, 2011	December 31, 2010
Salaries, wages and employee benefits	$5,366	$7,084
Sales incentives	6,496	9,092
Interest	3,344	9,537
Accrued income taxes	2,726	—
Other	6,483	4,480

Total	$24,415	$30,193

6. DEBT

	March 31, 2011	December 31, 2010
Revolving Credit Facility expiring April 2012	$—	$—
9% Senior Notes due February 2018, including unamortized discount of $3,072 and $3,185	271,928	271,815
Capital lease obligations	8	12

	271,936	271,827
Less current portion	(4)	(7)

Long-term debt	$271,932	$271,820

Senior Secured Revolving Credit Facility

Our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”) provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. Our Revolving Credit Facility expires April 2, 2012. At March 31, 2011, we had $0 in borrowings under the facility, with $132,962 in remaining excess availability. At December 31, 2010, we had $0 in borrowings outstanding under the facility, with $113,739 in remaining excess availability.

The interest rate charged on borrowings under the Revolving Credit Facility is based on our election of either the lender’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay a 0.50% unused line fee pursuant to the terms of the Revolving Credit Facility for unutilized availability.

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a minimum of $10,000 in excess availability under the facility at all times. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $200,000 or (2) the sum of 85% of eligible accounts receivable, 55% of eligible inventory and an advance rate to be determined of certain appraised fixed assets, with a $10,000 sublimit for letters of credit. Borrowing availability under the Revolving Credit Facility for foreign subsidiaries is limited to the greater of (1) the sum of 85% of the aggregate book value of accounts receivable of such foreign subsidiaries plus 60% of the aggregate book value of the inventory of such foreign subsidiaries and (2) $25,000 (excluding permitted intercompany indebtedness of such foreign subsidiaries).

The Revolving Credit Facility is guaranteed by CCI International, Inc. (“CCI International”), a 100% owned domestic subsidiary, and is secured by substantially all of our assets and the assets of CCI International, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of CCI International and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability during 2010 and the first quarter of 2011. We are currently in the process of renegotiating a replacement for the Revolving Credit Facility, which will, among other things, extend the maturity of our current facility, and we expect to successfully complete this process in 2011.

As of March 31, 2011, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes

Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining life of the Senior Notes. As of March 31, 2011, we were in compliance with all of the covenants of our 2018 Senior Notes.

	9% Senior Notes
	March 31, 2011
Face Value	$275,000
Fair Value	$290,153
Interest Rate	9%
Interest Payment	Semi-Annually Feb 15th and Aug 15th
Maturity Date	Feb 15, 2018
Guarantee	Jointly and severally guaranteed fully and unconditionally by our 100% owned subsidiary, CCI International, Inc.
Call option (1)	Beginning Date	Percentage
	February 15, 2014	104.5%
	February 15, 2015	102.25%
	February 15, 2016	100.0%
Call option upon public equity offering (limited to 35% of principal) (2)	Before Date	Percentage
	February 15, 2013	109.0%

(1)	The Company may, at its option, redeem the Senior Notes, in whole at any time or in part from time to time, on or after the above-noted dates and at the above noted percentages of the principal amount thereof (plus interest due).
(2)	The Company may, at its option, use the proceeds from a public equity offering, to redeem a set percentage of the Senior Notes, if completed before the specified date.

7. EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of time-based restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore participating securities are not allocated a portion of any net loss in any period for which a net loss is recorded. As of March 31, 2011, there were 308 shares of time-based vesting restricted stock outstanding.

As of March 31, 2011 and 2010, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended March 31,
Components of Basic and Diluted Earnings (Loss) per Share	2011	2010
Basic EPS Numerator:
Net income (loss)	$5,226	$(3,830)
Less: Earnings allocated to participating securities	(93)	—

Net income (loss) allocated to common shareholders	$5,133	$(3,830)

Basic EPS Denominator:
Weighted average shares outstanding	17,079	16,896
Basic earnings (loss) per common share	$0.30	$(0.23)
Diluted EPS Numerator:
Net income (loss)	$5,226	$(3,830)
Less: Earnings allocated to participating securities	(92)	—

Net income (loss) allocated to common shareholders	$5,134	$(3,830)

Diluted EPS Denominator:
Weighted average shares outstanding	17,079	16,896
Dilutive common shares issuable upon exercise of stock options	126	—

Diluted weighted average share outstanding	17,205	16,896
Diluted earnings (loss) per common share	$0.30	$(0.23)

Options

Options with respect to 971 and 1,450 common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, because they were antidilutive.

8. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. We recorded $1,177 and $360 in share-based compensation expense for the three months ended March 31, 2011 and 2010, respectively.

Stock Options

No stock options were issued during the first quarter of 2011.

Changes in stock options were as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding January 1, 2011	1,408	$11.03	6.8	936
Granted	—	—
Exercised	(2)	3.99
Forfeited or expired	—	—

Outstanding March 31, 2011	1,406	11.04	6.6	2,147
Vested or expected to vest	1,374	11.20	6.5	1,894
Exercisable	389	6.22	7.3	1,019

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value.

Stock Awards

In January 2011, the Company awarded unvested common shares to members of its board of directors. In total, non-management board members were awarded 89 unvested shares with an approximate aggregate fair value of $560. One-third of the shares vest on the first, second and third anniversary of the grant date. These awarded shares are participating securities which provide the recipient with both voting rights and, to the extent dividends, if any, are paid by the Company, non-forfeitable dividend rights with respect to such shares.

Changes in nonvested shares for the first quarter of 2011 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	923	$4.09
Granted	89	6.32
Vested	(187)	4.33
Forfeited	—	—

Nonvested at March 31, 2011	825	$4.28

In the first quarter of 2010, 258 performance shares were granted, which are settled in cash rather than stock. These cash-settled shares are re-measured each balance sheet date using a Monte Carlo model and are recorded as a liability. During the current quarter, these cash-settled shares were measured using an assumption of 94.2% volatility, and a risk-free rate of 3.27%, resulting in an estimated aggregate fair value of approximately $2,114, which will be recorded as stock compensation expense over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 0.8 years as of March 31, 2011.

Comprehensive Income (Loss)

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$5,226	$(3,830)
Other comprehensive income:
Currency translation adjustment, net of tax of $82 and $207, respectively	244	181
Unrealized gains on available for sale securities (Level 1), net of tax $416 and $24, respectively	653	40
Pension adjustments, net of tax of $21	33	—

Total comprehensive income (loss)	$6,156	$(3,609)

9. RELATED PARTIES

We lease our corporate office facility from certain members of our Board of Directors and executive management, and we made payments of $134 and $98 for the first quarter of 2011 and 2010, respectively. In addition, we lease three manufacturing facilities from an entity in which one of our executive officers has a substantial minority interest, and we paid a total of $261 and $263 in the first quarter of 2011 and 2010, respectively.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next eight years. Rental expense under operating leases was $1,481 and $1,343 for the first quarter of 2011 and 2010, respectively.

Legal Matters

We are party to one environmental claim. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located a half mile east of Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwaters at the site with hazardous substances. In 1984, the U.S. Environmental Protection Agency (the “EPA”) listed this site on the National Priorities List. Riblet Products Corporation (“Riblet”), with which the Company merged in 2000, was identified through documents as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the EPA identifying it as a party potentially liable under the Comprehensive Environmental Response, Compensation, and Liability Act for cleanup of the site.

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of March 31, 2011 and 2010, we had a $340 and $400 accrual, respectively, recorded for this liability.

Though no assurances are possible, we believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations, or cash flows.

11. DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. We had no hedge positions at March 31, 2011 to which hedge accounting was applied. Cash settlements related to derivatives are included in the operating section of the condensed consolidated statement of cash flows.

Commodity Derivatives

	Contract Position (in total pounds)			Fair Value
	Long	Short	Cash Collateral Posted	Asset (2)	Liability (3)
Copper futures contracts outstanding as of (1):
Three months ended March 31, 2011	—	625	$22	$188	—
Three months ended March 31, 2010	125	625	$177	$76	—

(1)	All of our copper futures contracts mature in less than three months and are tied to the price of copper on the COMEX and, accordingly, the value of such futures contracts changes directly in relation thereto.

(2)	Balance recorded in “Prepaid expenses and other current assets”

(3)	Balance recorded in “Accrued liabilities”

As of March 31, 2011 and 2010, no cumulative losses or gains existed in OCI. As hedge accounting has not been applied to any of our open hedges at March 31, 2011, no associated losses or gains have been recorded within OCI.

Derivatives Not Accounted for as Hedges Under the Accounting Rules	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Copper commodity contracts:
Three months ended March 31, 2011	$262	Cost of goods sold
Three months ended March 31, 2010	(99)	Cost of goods sold

12. INCOME TAXES

	Three Months Ended March 31,
	2011	2010
Effective Tax Rate	32.6%	38.7%

We recorded income tax expense of $2,526 for the first quarter of 2011 compared to an income tax benefit of $2,414 for the first quarter of 2010, with the increase primarily reflecting increased pre-tax income. The decrease in our effective tax rate for the first quarter of 2011, as compared to the first quarter of 2010, reflected a state tax benefit from previously paid state taxes.

13. BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. We currently make matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $1,264 and $368 related to these savings plans during the first quarter of 2011 and 2010, respectively.

Riblet Pension Plan

As previously disclosed in the financial statements for the fiscal year ended December 31, 2010, as a result of its merger with Riblet in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The Riblet plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 83 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan. The Company does not expect to make any plan contributions in 2011. The net period expense (income) for the three months ended March 31, 2011 and 2010 was $(8) and $7, respectively.

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

As of the periods ended March 31, 2011 and March 31, 2010, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents, derivatives, and equity securities. There were no transfers of assets between levels for the three months ended March 31, 2011.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash & Cash Equivalents	$14,204	$—	$—	$14,204	$33,454	$—	$—	$33,454
Derivative Assets, Inclusive of Collateral	210	—	—	210	740	—	—	740
Available for Sale Securities	2,312	—	—	2,312	1,243	—	—	1,243

Total	$16,726	$—	$—	$16,726	$35,437	$—	$—	$35,437

15. OTHER INCOME

We recorded other income of $132 and $127 for the three months ended March 31, 2011 and 2010, respectively, primarily reflecting exchange rate impacts on our Canadian subsidiary.

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

Financial data for the Company’s reportable segments is as follows:

	Three Months Ended March 31,
	2011	2010
Net Sales:
Distribution Segment	$149,258	$114,432
OEM Segment	56,544	41,548

Total	$205,802	$155,980

	Three Months Ended March 31,
	2011	2010
Operating Income:
Distribution Segment	$15,154	$10,486
OEM Segment	4,969	3,302

Total segments	20,123	13,788
Corporate	(5,532)	(5,061)

Consolidated operating income	$14,591	$8,727

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

17. SUPPLEMENTAL GUARANTOR INFORMATION

The 2018 Senior Notes and the Revolving Credit Facility are instruments of the parent, and are reflected in their respective balance sheets. Our payment obligations under the 2018 Senior Notes and the Revolving Credit Facility (see Note 6) are guaranteed by our 100% owned subsidiary, CCI International, Inc. (“Guarantor Subsidiary”). Such guarantees are full, unconditional and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Coleman Cable, Inc. (“Parent”) and the Company’s Guarantor Subsidiary – CCI International, Inc. which is 100% owned by the Parent. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Coleman Cable, Inc. The equity method of accounting is followed within these financials.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS

ENDED MARCH 31, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET SALES	$196,698	$—	$12,766	$(3,662)	$205,802
COST OF GOODS SOLD	168,564	—	10,873	(3,662)	175,775

GROSS PROFIT	28,134	—	1,893	—	30,027
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,428	—	1,425	—	13,853
INTANGIBLE ASSET AMORTIZATION	1,578	—	5	—	1,583

OPERATING INCOME	14,128	—	463	—	14,591
INTEREST EXPENSE	6,907	—	64	—	6,971
OTHER INCOME	—	—	(132)	—	(132)

INCOME BEFORE INCOME TAXES	7,221	—	531	—	7,752
INCOME FROM SUBSIDIARIES	343	—	—	(343)	—
INCOME TAX EXPENSE	2,338	—	188	—	2,526

NET INCOME	$5,226	$—	$343	$(343)	$5,226

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS

ENDED MARCH 31, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET SALES	$148,314	$—	$7,666	$—	$155,980
COST OF GOODS SOLD	126,723	—	6,418	—	133,141

GROSS PROFIT	21,591	—	1,248	—	22,839
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,957	—	1,250	—	11,207
INTANGIBLE ASSET AMORTIZATION	2,006	—	11	—	2,017
RESTRUCTURING CHARGES	888	—	—	—	888

OPERATING INCOME (LOSS)	8,740	—	(13)	—	8,727
INTEREST EXPENSE	6,478	—	54	—	6,532
LOSS ON EXTINGUISHMENT OF DEBT	8,566	—	—	—	8,566
OTHER INCOME	—	—	(127)	—	(127)

INCOME (LOSS) BEFORE INCOME TAXES	(6,304)	—	60	—	(6,244)
INCOME FROM SUBSIDIARIES	—	—	—	—	—
INCOME TAX EXPENSE (BENEFIT)	(2,474)	—	60	—	(2,414)

NET LOSS	$(3,830)	$—	$—	$—	$(3,830)

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,939	$55	$3,210	$—	$14,204
Accounts receivable — net of allowances	114,711	—	8,378	—	123,089
Intercompany receivable	—	—	267	(267)	—
Inventories	86,477	—	6,187	—	92,664
Deferred income taxes	3,062	—	172	—	3,234
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	7,722	1	585	(5,358)	2,950

Total current assets	223,457	56	18,799	(5,625)	236,687

PROPERTY, PLANT AND EQUIPMENT, NET	44,700	—	233	—	44,933
GOODWILL	27,597	—	1,581	—	29,178
INTANGIBLE ASSETS	22,079	—	105	—	22,184
DEFERRED INCOME TAXES	—	—	330	—	330
OTHER ASSETS	9,968	—	—	—	9,968
INVESTMENT IN SUBSIDIARIES	10,088	—	—	(10,088)	—

TOTAL ASSETS	$337,889	$56	$21,048	$(15,713)	$343,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4	$—	$—	$—	$4
Accounts payable	21,855	1	2,973	—	24,829
Intercompany payable	227	40	—	(267)	—
Accrued liabilities	21,771	15	2,629	—	24,415
Other liabilities	—	—	5,358	(5,358)	—

Total current liabilities	43,857	56	10,960	(5,625)	49,248

LONG-TERM DEBT	271,932	—	—	—	271,932
OTHER LONG-TERM LIABILITIES	3,492	—	—	—	3,492
DEFERRED INCOME TAXES	710	—	—	—	710
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	91,003	—	1,000	(1,000)	91,003
Accumulated other comprehensive income	912	—	172	(172)	912
Retained earnings (accumulated deficit)	(74,034)	—	8,916	(8,916)	(74,034)

Total shareholders’ equity	17,898	—	10,088	(10,088)	17,898

TOTAL LIABILITIES AND EQUITY	$337,889	$56	$21,048	$(15,713)	$343,280

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF December 31, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,493	$77	$2,884	$—	$33,454
Accounts receivable — net of allowances	100,285	—	10,489	—	110,774
Intercompany receivable	2,188	—	—	(2,188)	—
Inventories	75,001	—	6,129	—	81,130
Deferred income taxes	3,008	—	163	—	3,171
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	8,340	1	778	(5,358)	3,761

Total current assets	219,861	78	20,443	(7,546)	232,836

PROPERTY, PLANT AND EQUIPMENT, NET	45,470	—	261	—	45,731
GOODWILL	27,598	—	1,536	—	29,134
INTANGIBLE ASSETS	23,657	—	107	—	23,764
DEFERRED INCOME TAXES	—	—	301	—	301
OTHER ASSETS	9,345	—	—	—	9,345
INVESTMENT IN SUBSIDIARIES	9,538	—	—	(9,538)	—

TOTAL ASSETS	$335,469	$78	$22,648	$(17,084)	$341,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7	$—	$—	$—	$7
Accounts payable	19,075	—	2,941	—	22,016
Intercompany payable	—	73	2,115	(2,188)	—
Accrued liabilities	27,492	5	2,696	—	30,193
Other liabilities	—	—	5,358	(5,358)	—

Total current liabilities	46,574	78	13,110	(7,546)	52,216

LONG-TERM DEBT	271,820	—	—	—	271,820
OTHER LONG-TERM LIABILITIES	4,258	—	—	—	4,258
DEFERRED INCOME TAXES	1,595	—	—	—	1,595
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	90,483	—	1,000	(1,000)	90,483
Accumulated other comprehensive loss	(18)	—	(34)	34	(18)
Retained earnings (accumulated deficit)	(79,260)	—	8,572	(8,572)	(79,260)

Total shareholders’ equity	11,222	—	9,538	(9,538)	11,222

TOTAL LIABILITIES AND EQUITY	$335,469	$78	$22,648	$(17,084)	$341,111

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS

ENDED MARCH 31, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,226	$—	$343	$(343)	$5,226
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	4,804	—	40	—	4,844
Stock-based compensation	1,177	—	—	—	1,177
Foreign currency translation gain	—	—	(132)	—	(132)
Deferred taxes	(1,338)	—	(116)	—	(1,454)
Gain on disposal of fixed assets	(1)	—	—	—	(1)
Equity in consolidated subsidiaries	(343)	—	—	343	—
Changes in operating assets and liabilities:
Accounts receivable	(14,426)	—	1,979	—	(12,447)
Inventories	(11,477)	—	(80)	—	(11,557)
Prepaid expenses and other assets	632	—	190	—	822
Accounts payable	3,057	1	71	—	3,129
Intercompany accounts	2,415	(33)	(2,382)	—	—
Accrued liabilities	(7,155)	10	(59)	—	(7,204)

Net cash flow from operating activities	(17,429)	(22)	(146)	—	(17,597)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,135)	—	—	—	(2,135)
Proceeds from sale of fixed assets	4	—	—	—	4

Net cash flow from investing activities	(2,131)	—	—	—	(2,131)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3)	—	—	—	(3)
Common stock option exercises	9	—	—	—	9

Net cash flow from financing activities	6	—	—	—	6

Effect of exchange rate on cash and cash equivalents	—	—	472	—	472
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,554)	(22)	326	—	(19,250)
CASH AND CASH EQUIVALENTS — Beginning of period	30,493	77	2,884	—	33,454

CASH AND CASH EQUIVALENTS — End of period	$10,939	$55	$3,210	$—	$14,204

NONCASH ACTIVITY
Unpaid capital expenditures	363	—	—	—	363
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	142	—	14	—	156
Cash interest paid	12,908	—	—	—	12,908

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS

ENDED MARCH 31, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,830)	$—	$—	$—	$(3,830)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	5,363	—	50	—	5,413
Stock-based compensation	360	—	—	—	360
Foreign currency translation gain	—	—	(127)	—	(127)
Loss on extinguishment of debt	8,566	—	—	—	8,566
Deferred taxes	(2,485)	—	89	—	(2,396)
Loss on disposal of fixed assets	478	—	—	—	478
Equity in consolidated subsidiaries	—	—	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(11,902)	—	2,254	—	(9,648)
Inventories	(5,626)	—	(1,282)	—	(6,908)
Prepaid expenses and other assets	(2,350)	11	(490)	—	(2,829)
Accounts payable	8,001	—	(102)	—	7,899
Intercompany accounts	1,909	(38)	(1,871)	—	—
Accrued liabilities	(3,009)	—	200	—	(2,809)

Net cash flow from operating activities	(4,525)	(27)	(1,279)	—	(5,831)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(917)	—	—	—	(917)
Purchase of Investments	(366)	—	—	—	(366)
Proceeds from sale of fixed assets	16	—	—	—	16

Net cash flow from investing activities	(1,267)	—	—	—	(1,267)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowing under revolving credit facility	34,696	—	—	—	34,696
Repayments under revolving credit facility	(44,935)	—	—	—	(44,935)
Payment of deferred financing fees	(6,125)	—	—	—	(6,125)
Repayment of long-term debt	(4)	—	—	—	(4)
Repurchase of 2012 Senior Notes, including call premium and related fees	(231,646)	—	—	—	(231,646)
Proceeds from issuance of 2018 Senior Notes, net of discount	271,911	—	—	—	271,911

Net cash flow from financing activities	23,897	—	—	—	23,897

Effect of exchange rate on cash and cash equivalents	—	—	160	—	160
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,105	(27)	(1,119)	—	16,959
CASH AND CASH EQUIVALENTS — Beginning of period	4,018	57	3,524	—	7,599

CASH AND CASH EQUIVALENTS — End of period	$22,123	$30	$2,405	$—	$24,558

NONCASH ACTIVITY
Unpaid capital expenditures	171	—	—	—	171
Unpaid 2018 bond fees	511	—	—	—	511
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	(704)	—	444	—	(260)
Cash interest paid	8,183	—	—	—	8,183

18. SUBSEQUENT EVENTS

Acquisition of the Assets of The Designers Edge

On April 1, 2011, we acquired the assets of The Designers Edge, a leading designer and distributor of specialty lighting products in the U.S. and Canada, with annual sales in excess of $20,000. The total purchase price for the assets acquired, primarily trade receivables and merchandise inventories, was $10,926, subject to working capital adjustments.

Acquisition of First Capitol Wire & Cable and Continental Wire & Cable

On May 1, 2011, we acquired the assets of First Capitol Wire & Cable (“First Capitol”), and Continental Wire & Cable (“Continental”), which are under common ownership. First Capitol and Continental, with annual combined sales in excess of $10,000, are leading manufacturers of industrial wire and cable products used across a number of commercial, utility and industrial end-markets. The total purchase price for the assets acquired, primarily trade receivable and merchandise inventories, was $7,150, subject to working capital adjustments.

Definitive Merger Agreement and Tender Offer for Technology Research Corporation (“TRC”)

On March 28, 2011, we entered into a definitive merger agreement to acquire for $7.20 per share in cash all outstanding equity interests of Technology Research Corporation (“TRC”). Pursuant to the merger agreement, we commenced a tender offer on April 12, 2011 to acquire all of the outstanding common stock (including the associated stock purchase rights) of TRC for $7.20 per share in cash (the “Offer”). TRC, based in Clearwater, Florida, is a recognized leader in providing cost-effective engineered solutions for applications involving power management and control, intelligent battery systems technology and electrical safety products. TRC had revenues of $34,833 for its fiscal year ended March 31, 2010. The Offer is scheduled to expire on May 13, 2011, unless extended. The Offer is valued at approximately $51,500, including Coleman’s current 4.9% interest in TRC. Consummation of the Offer and the merger are subject to certain conditions and there can be no assurance that they will be consummated.

During the first quarter of 2011, we incurred $902 in acquisition-related costs, including outside legal, consulting and other fees and direct expenses incurred relative to acquisition-related activities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this report under “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2010. We assume no obligation to update any of these forward-looking statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included in this report.

Overview

Coleman Cable, Inc. (the “Company,” “Coleman,” “us,” “we,” or “our”) is a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the U.S. and, to a lesser degree, Canada.

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. The price of copper is particularly volatile, and fluctuations in copper prices can significantly affect our sales and profitability. The average copper price on the COMEX was $4.38 per pound for the first quarter of 2011, as compared to $3.29 per pound for the first quarter of 2010, an increase of 33.1%.

Consolidated Results of Operations

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before net interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items include share-based compensation expense, acquisition related costs, restructuring charges, losses on the extinguishment of our 2012 Senior Notes in the first quarter of 2010, and foreign currency transaction gains and losses recorded at our Canadian subsidiary.

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

The following tables, which reconcile our measure of Adjusted EPS to diluted earnings per share, and Adjusted EBITDA to net income, respectively, should be used along with the below statements of operations for the periods presented, and the accompanying results of operations review.

Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS	Three Months Ended March 31,
	2011	2010
Net income (loss) per diluted share	$0.30	$(0.23)
Restructuring charges (1)	—	0.03
Loss on extinguishment of debt (2)	—	0.31
Foreign currency transaction gain (3)	(0.01)	—
Share-based compensation expense(4)	0.04	0.01
Acquisition-related costs(5)	0.04	—

Adjusted diluted earnings per share	$0.37	$0.12

Net income, as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA	Three Months Ended March 31,
	2011	2010
	(Thousands)
Net income (loss)	$5,226	$(3,830)
Interest expense	6,971	6,532
Income tax expense (benefit)	2,526	(2,414)
Depreciation and amortization expense (a)	4,305	4,913

EBITDA	$19,028	$5,201

Restructuring charges (1)	—	888
Loss on extinguishment of debt (2)	—	8,566
Foreign currency transaction gain (3)	(132)	(127)
Share-based compensation expense(4)	1,177	360
Acquisition-related costs(5)	902	—

Adjusted EBITDA	$20,975	$14,888

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

Earnings and Performance Summary

We recorded a net income of $5.2 million (or income of $0.30 per diluted share) in the first quarter of 2011, as compared to net loss of $3.8 million (or a loss of $0.23 per diluted share) for the first quarter of 2010. For the first quarter of 2011, we recorded EBITDA of $19.0 million, as compared to $5.2 million in EBITDA for the first quarter of 2010. As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income-statement review below contains further detail regarding these items.

(1)	Restructuring charges: Our results for the first quarter of 2011 and 2010 included $0.0 million and $0.9 million ($0.5 million after tax, or $0.03 per diluted share), respectively, in restructuring charges recorded primarily in connection with lease termination and holding costs associated with closed facilities, which existed during the first quarter of 2010.

(2)	Loss on extinguishment of debt: In 2010, we refinanced our 2012 Senior Notes by issuing $275.0 million in 2018 Senior Notes. As a result of the transaction, we recorded an associated loss of $8.6 million ($5.2 million after tax, or $0.31 per diluted share).
(3)	Foreign currency transaction gain: Our results for the first quarter of 2011 and 2010 included foreign currency gains of $0.1 million ($0.1 million after tax, or $0.01 per diluted share) and $0.1 million ($0.1 million after tax, or $0.00 per diluted share), respectively, related to the impact of exchange rate fluctuations on our Canadian subsidiary.
(4)	Share-based compensation expense: Our results for the first quarter of 2011 and 2010 included expense of $1.2 million ($0.7 million after tax or $0.04 per diluted share) and $0.4 million ($0.2 million after tax or $0.01 per diluted share), respectively. Share-based compensation is excluded from our measures of Adjusted EBITDA and Adjusted EPS in order for such measures to more closely reflect underlying operating results given periodic fluctuations in the estimated fair value of a significant portion of the underlying share-based instruments.
(5)	Acquisition-related costs: Our results for the first quarter of 2011 included acquisition-related costs of $0.9 million ($0.6 million after tax or $0.04 per diluted share). Acquisition related costs include outside legal, consulting and other fees and direct expenses incurred in the first quarter of 2011 relative to acquisition-related activities. These costs are excluded from our measures of Adjusted EBITDA and Adjusted EPS in order for such measures to more closely reflect underlying operational results given periodic fluctuations in such expenses.

The following sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

	Three Months Ended March 31,				Period-over-Period Change
	2011		2010		2011 vs. 2010
	Amount	%	Amount	%	$ Change	% Change
	(Thousands, except per share data)
Distribution net sales	$149,258	72.5%	$114,432	73.4%	34,826	30.4%
OEM net sales	56,544	27.5	41,548	26.6	14,996	36.1

Consolidated net sales	205,802	100.0	155,980	100.0	49,822	31.9
Gross profit	30,027	14.6	22,839	14.6	7,188	31.5
Selling, general and administrative expenses	13,853	6.7	11,207	7.2	2,646	23.6
Intangible amortization expense	1,583	0.8	2,017	1.3	(434)	(21.5)
Restructuring charges	—	0.0	888	0.6	(888)	(100.0)

Operating income	14,591	7.1	8,727	5.6	5,864	67.2
Interest expense	6,971	3.4	6,532	4.2	439	6.7
Loss on extinguishment of debt	—	0.0	8,566	5.5	(8,566)	(100.0)
Other income, net	(132)	(0.1)	(127)	(0.1)	5	3.9

Income (loss) before income taxes	7,752	3.8	(6,244)	(4.0)	13,996	224.2
Income tax expense (benefit)	2,526	1.2	(2,414)	(1.5)	4,940	204.6

Net income (loss)	$5,226	2.6	$(3,830)	(2.5)	9,056	236.4

Diluted income (loss) per share	$0.30		$(0.23)

Net sales

The increase in net sales for the first quarter of 2011 reflected both higher average copper prices and higher volumes, as compared to the first quarter of 2010. The average copper price on the COMEX was $4.38 per pound for the first quarter of 2011, as compared to $3.29 per pound for the first quarter of 2010, an increase of 33.1%. Our sales volumes (measured in total pounds shipped) for the first quarter of 2011 (58.5 million pounds) increased 7.3% compared to the first quarter of 2010 (54.5 million pounds), reflecting improvement across a number of areas, most notably within our OEM and industrial-related products. Volume increased 18.9% within our OEM segment (20.6 million pounds in the first quarter of 2011, compared to 17.3 million in the first quarter of 2010), and 2.1% in our Distribution segment (38.0 million pounds in the first quarter of 2011, compared to 37.2 million in the first quarter of 2010).

Gross profit

The significant increase in gross profit for the first quarter primarily reflected the impact of the above-noted volume increases, with increased gross profit being recorded in both our Distribution and OEM segments as compared to the first quarter of 2010. The increase also reflected the favorable impact of lower overhead variances and increased expense leverage as our fixed costs were spread over an increased net sales base.

Selling, general and administrative (“SG&A”) expense

The $2.6 million increase in SG&A expenses in the first quarter of 2011, as compared to the first quarter of 2010, included the impact of $0.9 million in outside legal, consulting and other fees and direct expenses incurred in the first quarter of 2011 relative to acquisition-related activities. We incurred no such acquisition-related costs during the first quarter of 2010. Excluding the impact of such acquisition-related costs, our SG&A increased $1.7 million in the first quarter of 2011, as compared to the first quarter of 2010, with the entire increase attributable to higher payroll and related costs, including most notably a $0.8 million increase in non-cash, share-based compensation expense and an increase of $0.4 million in accrued incentive compensation costs which reflected improvement in the performance of our common stock and overall business results. The decrease in our SG&A rate as a percentage of net sales for the first quarter of 2011, as compared to the first quarter of 2010, reflected the favorable impact of increased expense leverage as our fixed costs were spread over a higher net sales base.

Intangible amortization expense

The decrease in intangible amortization reflects the fact that the related intangible assets have been amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and results in lower amortization in periods further removed from the period of initial recognition.

Restructuring charges

We recorded no restructuring costs in the first quarter of 2011. For the first quarter of 2010, we recorded $0.9 million of restructuring costs, primarily comprised of lease termination costs associated with facilities closed in 2008 and 2009. Closed facilities as of March 31, 2011 consist of one leased and one owned facility for which we will continue to pay holding costs.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Three Months Ended March 31,				Year-over-Year Change
	2011		2010		2011 vs. 2010
	Amount	% Total	Amount	% Total	$ Change	% Change
	(Thousands)
Operating Income:
Distribution	$15,154	10.2%	$10,486	9.2%	$4,668	44.5%
OEM	4,969	8.8	3,302	7.9	1,667	50.5

Total segments	20,123		13,788		6,335	45.9

Corporate	(5,532)		(5,061)

Consolidated operating income	$14,591	7.1%	$8,727	5.6%	$5,864	67.2

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, share-based compensation expense, and intangible amortization. Our segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. Depreciation expense is not allocated to segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

Distribution operating income improvement for the first quarter of 2011 as compared to the first quarter of 2010 primarily reflected the favorable gross profit impact of the above-noted increased sales and volume in 2011. The increase in the operating income rate reflects a largely stable gross profit rate, partially improved by increased fixed-cost leverage, as such costs were spread over a higher overall net sales base for 2011.

OEM operating income improvement for the first quarter of 2011 as compared to the first quarter of 2010 primarily reflected the favorable gross profit impact of the above-noted increased sales and volume in 2011. The increase in the operating income rate reflects a largely stable gross profit rate, partially improved by increased fixed-cost leverage, as such costs were spread over a higher overall net sales base for 2011.

Interest expense

We incurred increased interest expense due to higher average outstanding borrowings for the first quarter of 2011 compared to the same quarter last year.

Loss on extinguishment of 2012 Senior Notes

We recorded an $8.6 million loss in the first quarter of 2010 resulting from our issuance of $275.0 million in 2018 Senior Notes and the corresponding extinguishment of our outstanding 2012 Senior Notes.

Other income, net

We recorded other income reflecting an exchange rate impact on our Canadian subsidiary.

Income tax expense (benefit)

We recorded income tax expense of $2.5 million for the first quarter of 2011 compared to an income tax benefit of $2.4 million for the first quarter of 2010, with the increase primarily reflecting increased pre-tax income. The decrease in our effective tax rate for the first quarter of 2011, as compared to the first quarter of 2010, reflected a state tax benefit from previously paid state taxes.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended March 31,
	2011	2010
	(Thousands)
Net cash flow from operating activities	$(17,597)	$(5,831)
Interest expense	6,971	6,532
Income tax expense (benefit)	2,526	(2,414)
Deferred taxes	1,454	2,396
Gain (loss) on disposals of fixed assets	1	(478)
Share-based compensation expense	(1,177)	(360)
Loss on extinguishment of debt	—	(8,566)
Foreign currency transaction gain	132	127
Amortization of debt issuance costs (a)	(539)	(500)
Changes in operating assets and liabilities	27,257	14,295

EBITDA	$19,028	$5,201

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation, and are included as a component of interest expense for income statement presentation.

Liquidity and Capital Resources

Debt

The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of March 31, 2011	As of December 31, 2010
Revolving Credit Facility expiring April 2, 2012	$—	$—
Senior Notes due February 15, 2018, respectively	271,928	271,815
Capital lease obligations	8	12

Total long-term debt, including current portion	$271,936	$271,827

As of March 31, 2011, we had a total of $14.2 million in cash and cash equivalents and no outstanding borrowings under our Revolving Credit Facility, with $133.0 million in remaining excess availability. Also, as of March 31, 2011, we had no required debt repayments until our Senior Notes mature in 2018.

Revolving Credit Facility

Our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), which expires April 2, 2012, is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition-related activity.

The interest rate charged on borrowings under the Revolving Credit Facility is based on our election of either the lender’s prime rate plus a range of 1.25% to 1.75% or the Eurodollar rate plus a range of 2.50% to 3.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay a 0.50% unused line fee pursuant to the terms of the Revolving Credit Facility for unutilized availability.

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

The Revolving Credit Facility is guaranteed by CCI International, Inc. (“CCI International”), a 100% owned domestic subsidiary, and is secured by substantially all of our assets and the assets of CCI International, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of CCI International and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10.0 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. We maintained greater than $30.0 million of monthly excess availability during the first quarter of 2011.

As of March 31, 2011, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes

Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining life of the Senior Notes. The Senior Notes have a par value of $275.0 million and have a 9% coupon rate with interest payments made semi-annually on February 15th and August 15th. As of March 31, 2011, we were in compliance with all of the covenants of our 2018 Senior Notes.

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

Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures and strategic acquisitions for the foreseeable future. We are currently in the process of renegotiating a replacement for the Revolving Credit Facility, which will, among other things, extend the maturity of our current facility, and we expect to successfully complete this process in 2011. As of March 31, 2011, we had no outstanding borrowings against our $200.0 million Revolving Credit Facility, $133.0 million in excess availability under the Revolving Credit Facility, and $14.2 million in cash on hand.

During the second quarter of 2011, we acquired certain assets of three separate entities: (1) The Designers Edge (“TDE”), (2) First Capitol Wire & Cable (“FCWC”), and (3) Continental Wire & Cable (“CWC”). TDE, with annual sales in excess of $20.0 million, designs and distributes specialty lighting products. FCWC and CWC, which were under common ownership and had combined annual sales in excess of $10.0 million, are leading manufacturers of industrial wire and cable products.

We paid a total of approximately $18.1 million (subject to working capital adjustments) for the acquired assets of TDE, FCWC, and CWC, collectively, with the purchase price funded primarily from cash on hand, and supplemented by borrowings under our Revolving Credit Facility.

On March 28, 2011, we entered into a definitive merger agreement to acquire for $7.20 per share in cash all outstanding equity interests of Technology Research Corporation (“TRC”). On April 12, 2011, pursuant to the merger agreement, we commenced a tender offer to acquire all of the outstanding common stock (including the associated stock purchase rights) of TRC (the “Offer”) for $7.20 per share in cash. TRC, with revenues of $34.8 million for the year ended March 31, 2010, is a recognized leader in providing cost-effective solutions for applications involving power management and control, intelligent battery systems technology and electrical safety products. The Offer is scheduled to expire on May 13, 2011, unless extended. Shares of TRC not acquired in the Offer would be acquired in a second-step merger transaction expected to be completed shortly after consummation of the Offer.

The Offer and subsequent merger are subject to various conditions and there can be no assurance that they will be consummated. However, if successfully completed, the aggregate purchase price paid by Coleman for TRC (exclusive of expenses) would be approximately $51.5 million. We plan to finance the purchase price primarily from borrowings under our Revolving Credit Facility. Accordingly, assuming the Offer and the merger are successfully completed, we will likely have borrowings outstanding on our Revolving Credit Facility after the completion of the Offer and acquisition of TRC approximately equal to the $51.5 million purchase price, less the amount paid for Coleman’s current 4.9% interest in TRC, adjusted for any changes in borrowing levels brought about by changes in our working capital needs.

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

Net cash used by operating activities for the three months ended March 31, 2011 was $17.6 million compared to $5.8 million for the first quarter of 2010. The $11.8 million decline in cash provided by operating activities was largely a result of the impact of changes in working capital items, primarily changes in accounts receivable and inventory. Our receivables balance increased from December 31, 2010, and resulted in the use of approximately $12.4 million in operating cash flows during the first quarter of 2011, versus $9.6 million used in the first quarter of 2010 from December 31, 2009, driven by increased volumes and higher copper prices. The $11.6 million versus $6.9 million cash used in inventories in the first quarter of 2011 as compared to 2010 is a function of increased inventory levels measured in both dollars and pounds, reflective of higher copper prices and increased demand levels. We also used $7.2 million and $2.8 million in the first quarter of 2011 and 2010, respectively, in accrued expenses, reflective of payments made for accrued rebates and salary incentives. The impact of these three items on year-over-year cash flows was partially offset by changes in our accounts payable levels over the same periods. For the first quarter of 2011, we recorded $3.1 million in operating cash flows relative to accounts payable compared to $7.9 million in 2010. This change largely reflects increased copper prices to relative inventory purchases for the period ending March 31, 2011, as compared to the period ended March 31, 2010.

Net cash used in investing activities for the first quarter of 2011 and 2010 was $2.1 million and $1.3 million, respectively, primarily due to capital expenditures. We expect our 2011 capital expenditures to total between $12.0 million and $14.0 million for the fiscal year ending December 31, 2011. This reflects a significant increase in expected quarterly spending as compared to $2.1 million and $0.9 million spent for the three months ended March 31, 2011 and 2010, respectively. The increase in expected capital spending primarily reflects recently developing opportunities to selectively add equipment to enhance our production capability and reduce costs.

Net cash provided by financing activities for the first quarter of 2011 was $0.0 million as a result of insignificant financing-related activity. In 2010, we generated $23.9 million in financing cash flows due to the refinancing of our 2012 Senior Notes during the first quarter of 2010, as discussed above, inclusive of approximately $6.1 million in bond issuance costs. In addition, as a result of the bond offering, we were able to repay our outstanding revolver balance of approximately $10.2 million.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (available at www.sec.gov), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Some of the key factors that could cause actual results to differ from our expectations include:

•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	adverse changes in general economic and capital market conditions;

•	changes in the cost of labor or raw materials, including PVC and fuel;

•	failure of customers to make expected purchases, including customers of acquired companies;

•	failure to identify, finance or integrate acquisitions;

•	failure to accomplish integration activities on a timely basis;

•	failure to achieve expected efficiencies in our manufacturing and integration consolidations;

•	unforeseen developments or expenses with respect to our acquisition, integration and consolidation efforts;

•	increase in exposure to political and economic development crises, instability, terrorism, civil strife, expropriation, and other risks of doing business in foreign markets;

•	impact of foreign currency fluctuations and changes on exchange rates;

•	impact of renegotiation of our revolving credit facility; and

•	other risks and uncertainties, including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended March 31, 2011:

Three Months Ended March 31, 2011	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – January 31	—	$—	—	—
February 1 – February 28	2,102	6.84	—	—
March 1 – March 31	—	—	—	—

Total	2,102	$6.84	—	—

(1)	The Company purchased all of the 2,102 shares between February 1, 2011 and February 28, 2011 from an employee of the Company that were withheld to satisfy the tax withholding obligation due upon vesting of a restricted stock award.

ITEM 6.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC. (Registrant)

Date: May 5, 2011	By	/s/ G. GARY YETMAN
Chief Executive Officer and President

Date: May 5, 2011	By	/s/ RICHARD N. BURGER
Chief Financial Officer, Executive Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description

2.1 —	Agreement and Plan of Merger, dated as of March 28, 2011, among Coleman Cable, Inc., Clearwater Acquisition I, Inc. and Technology Research Corporation, incorporated by reference to our current report on Form 8-K filed on March 29, 2011.

3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.2 —	Amended and Restated By Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2010

10.2	Tender and Support Agreement, dated as of March 28, 2011, among Coleman Cable, Inc., Clearwater Acquisition I, Inc., and Hosea II LLC, incorporated by reference to our current report on Form 8-K filed on March 29, 2011.

10.3	Coleman Cable, Inc., Long-Term Incentive Plan, as amended and restated effective April 28, 2011, incorporated by reference to our current report on From 8-K filed on May 2, 2011.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.