Form 10-Q
period 2011-06-30
Coleman Cable, Inc.
filed 2011-08-05
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Common shares outstanding as of August 4, 2011: 17,531,221

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET SALES	$219,850	$174,011	$425,651	$329,991
COST OF GOODS SOLD	187,609	148,015	363,384	281,156

GROSS PROFIT	32,241	25,996	62,267	48,835
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,642	11,852	31,494	23,059
INTANGIBLE ASSET AMORTIZATION	1,749	1,606	3,332	3,623
RESTRUCTURING CHARGES	195	436	195	1,324

OPERATING INCOME	12,655	12,102	27,246	20,829
INTEREST EXPENSE	7,126	6,970	14,098	13,502
LOSS ON EXTINGUISHMENT OF DEBT	—	—	—	8,566
GAIN ON AVAILABLE FOR SALE SECURITIES	(753)	—	(753)	—
OTHER (INCOME) LOSS, NET	45	241	(86)	114

INCOME (LOSS) BEFORE INCOME TAXES	6,237	4,891	13,987	(1,353)
INCOME TAX EXPENSE (BENEFIT)	1,861	1,776	4,384	(638)

NET INCOME (LOSS)	$4,376	$3,115	$9,603	$(715)

EARNINGS (LOSS) PER COMMON SHARE DATA
NET INCOME (LOSS) PER SHARE:
Basic	$0.25	$0.18	$0.55	$(0.04)
Diluted	0.25	0.18	0.55	(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,131	16,939	17,105	16,918
Diluted	17,374	17,009	17,311	16,918

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except per share data)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,701	$33,454
Accounts receivable, net of allowances of $2,476 and $2,491, respectively	132,211	110,774
Inventories	118,531	81,130
Deferred income taxes	3,835	3,171
Assets held for sale	546	546
Prepaid expenses and other current assets	4,701	3,761

Total current assets	265,525	232,836

PROPERTY, PLANT AND EQUIPMENT, NET	54,713	45,731
GOODWILL	56,908	29,134
INTANGIBLE ASSETS, NET	31,912	23,764
DEFERRED INCOME TAXES	429	301
OTHER ASSETS	7,306	9,345

TOTAL ASSETS	$416,793	$341,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4	$7
Accounts payable	34,065	22,016
Accrued liabilities	31,888	30,193

Total current liabilities	65,957	52,216

LONG-TERM DEBT	322,408	271,820
OTHER LONG-TERM LIABILITIES	3,306	4,258
DEFERRED INCOME TAXES	3,044	1,595
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 17,132 and 16,939 issued and outstanding on June 30, 2011 and December 31, 2010	17	17
Additional paid-in capital	91,423	90,483
Accumulated deficit	(69,657)	(79,260)
Accumulated other comprehensive income (loss)	295	(18)

Total shareholders’ equity	22,078	11,222

TOTAL LIABILITIES AND EQUITY	$416,793	$341,111

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$9,603	$(715)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	9,952	10,223
Stock-based compensation	3,519	1,084
Foreign currency transaction (gain) loss	(86)	114
Gain on available for sale securities	(753)	—
Loss on extinguishment of debt	—	8,566
Deferred taxes	(2,577)	(657)
(Gain) loss on disposal of fixed assets	(5)	476
Changes in operating assets and liabilities:
Accounts receivable	(15,388)	(12,181)
Inventories	(23,856)	(19,341)
Prepaid expenses and other assets	546	(3,268)
Accounts payable	8,421	4,834
Accrued liabilities	(4,095)	3,492

Net cash flow from operating activities	(14,719)	(7,373)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,054)	(2,955)
Purchases of investments	—	(1,280)
Proceeds from sale of fixed assets	8	39
Acquisition of businesses, net of cash acquired	(58,681)	—

Net cash flow from investing activities	(63,727)	(4,196)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowing under revolving loan facility	89,560	34,696
Repayments under revolving loan facility	(39,196)	(44,935)
Payment of deferred financing fees	(49)	(6,607)
Repayment of long-term debt	(4)	(231,651)
Proceeds from option exercises	67	—
Proceeds from the issuance of 2018 Senior Notes	—	271,911

Net cash flow from financing activities	50,378	23,414

Effect of exchange rate changes on cash and cash equivalents	315	22
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,753)	11,867
CASH AND CASH EQUIVALENTS — Beginning of period	33,454	7,599

CASH AND CASH EQUIVALENTS — End of period	$5,701	$19,466

NONCASH ACTIVITY
Unpaid capital expenditures	1,502	149
Unpaid business acquisition consideration	542	—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	5,880	819
Cash interest paid	13,090	8,468

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include Coleman Cable, Inc. and all of its subsidiaries (the “Company,” “Coleman,” “we,” “us,” or “our”). The condensed consolidated financial statements included herein are unaudited. The preparation of the condensed consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. All amounts are in thousands, unless otherwise indicated. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2010-28 — “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU No. 2010-28”)

ASU No. 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The accounting update is effective for a reporting entity’s first annual reporting period that begins after December 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This update, which was effective for the first quarter of 2011, did not have a significant impact on our financial statements.

Accounting Standards Update No. 2010-29 — “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU No. 2010-29”)

ASU No. 2010-29 amends existing guidance for presenting pro forma results of business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The accounting update is effective for a reporting entity’s business combinations occurring beginning on or after the entity’s first annual reporting period after December 15, 2010. The Company has applied the provisions of this update for all material business combinations that occurred after January 1, 2011.

Accounting Standards Update No. 2011-04 — “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We are currently evaluating the impact ASU 2011-04 will have on our financial statements but do not expect it to have a material impact on the Company’s results of operations, financial position and cash flows.

Accounting Standards Update No. 2011-05 — “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We believe the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

3. ACQUISITIONS

During the second quarter of 2011, we utilized cash on hand, as well as borrowings under our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), to complete three business combination transactions (collectively, the “2011 Acquisitions”), as set forth below. Each of these 2011 Acquisitions was structured as an all-cash transaction, with collective consideration totaling $69,733. As further discussed below, we believe these acquisitions represent significant opportunities for us, including the strengthening and greater diversification of our overall portfolio.

The 2011 Acquisitions are included in our condensed consolidated financial statements, including our results of operations, beginning from each respective acquisition date. Accordingly, the consolidated statement of operations for the three and six months ended June 30, 2011 includes three months of operations for the assets acquired in connection with the TDE (as defined below) acquisition, approximately two months of operations for the assets acquired in connection with the FCWC and CWC (as defined below) acquisition, and approximately six weeks of operations related to TRC (as defined below). The consolidated statement of operations for the three and six months ended June 30, 2010 does not include the impact of the 2011 Acquisitions.

We incurred acquisition-related costs, including outside legal, consulting and other fees, of $1,677 and $2,578 for the three and six months ended June 30, 2011, respectively. These costs have been recorded as a component of selling, general and administrative expenses in our condensed consolidated statement of operations.

Acquisition of the Assets of The Designers Edge (“TDE”)

On April 1, 2011, we acquired the assets of TDE, a leading designer and distributor of specialty lighting products in the U.S. and Canada, with 2010 sales in excess of $20,000. The total purchase price for the assets acquired, primarily trade receivables and merchandise inventories, was $10,925, subject to certain purchase price adjustments. The acquisition of TDE assets significantly expands our current product portfolio across a wide range of lighting product categories, including industrial, work and utility, as well as products for security and landscape applications. We fully integrated the assets of TDE into our existing operations during the second quarter of 2011.

Acquisition of the Assets of First Capitol Wire and Cable (“FCWC”) and Continental Wire and Cable (“CWC”)

On April 29, 2011, we acquired the assets of FCWC and CWC, both of which were privately-held entities based in York, Pennsylvania, with CWC being a 100%-owned subsidiary of FCWC. These two entities, which had annual combined sales in excess of $10,000, are leading manufacturers of industrial wire and cable products used across a number of commercial, utility and industrial end-markets. The total purchase price for the assets acquired, primarily merchandise inventories and production equipment, was $7,298 million, inclusive of working capital adjustments of $834. The acquisition of the assets of FCWC and CWC has allowed us to expand our capabilities, product offerings and capacity for producing a wide assortment of high-quality industrial cables. We fully integrated the assets of FCWC and CWC into our operations during the second quarter of 2011.

Acquisition of Technology Research Corporation (“TRC”)

On May 16, 2011, we completed the acquisition of 100% of the outstanding stock of TRC pursuant to a merger agreement under which each outstanding share of TRC common stock was converted into the right to $7.20 per share payable in cash. For its fiscal year ended March 31, 2011, TRC had revenues of $35,982 and net income of $1,545. TRC is a recognized leader in providing cost effective engineered solutions for applications involving power management and control, intelligent battery systems technology and electrical safety products based on proven ground fault sensing and Fire Shield® technology. These products are designed, manufactured and distributed to the consumer, commercial and industrial markets worldwide. TRC also supplies power monitors and control equipment to the United States military and its prime contractors. We believe the TRC acquisition both strengthens and diversifies our overall portfolio. TRC was publicly traded on the NASDAQ prior to its acquisition by Coleman. We completed the TRC acquisition as the result of a successful public tender offer to acquire all outstanding shares of TRC. The total purchase price consideration for TRC was $51,510, including the acquisition-date fair value of an approximate 4.8% interest in TRC acquired by Coleman prior to entering its acquisition proposal with respect to TRC.

TRC will maintain its current production facilities in Clearwater, FL, Titusville, FL, and Honduras and is reported herein as a separate reportable segment.

Gain on Available For Sale Securities

As noted above, our pre-existing 4.8% interest in TRC was accounted for as a component of the overall purchase price for TRC. Accordingly, using the tender offer price of $7.20 per share, the value of this component of total consideration was $2,331, with the difference between this calculated fair value and our cost basis in the 4.8% pre-existing interest recognized as a $753 gain in our condensed consolidated statement of income at the time of the acquisition in accordance with the applicable accounting rules.

Purchase Price Allocations

The 2011 Acquisitions were accounted for under the purchase method of accounting. Accordingly, we have allocated the purchase price for each acquisition to the net assets acquired based on the related estimated fair values at each respective acquisition date. The expected long-term growth, increased market position and expected synergies to be generated from the 2011 Acquisitions are the primary factors which gave rise to acquisition prices for each of the 2011 Acquisitions which resulted in the recognition of goodwill.

The purchase price allocations have been determined provisionally, and are subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and is continuing to evaluate the initial purchase price allocations. Accordingly, the provisional measurement of inventories, property, plant, and equipment, intangible assets, taxes, and goodwill are subject to change. In addition, we are in the process of determining and negotiating purchase price adjustments for the TDE acquisition, which may result in a corresponding adjustment to the total TDE purchase price as well as the value of assets acquired. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocated to goodwill.

The table below summarizes the provisional allocations of purchase price related to the 2011 Acquisitions as of their respective acquisition dates.

	TDE	FCWC and CWC	TRC
Cash and cash equivalents	$—	$—	$8,180
Accounts receivable	2,123	—	4,073
Income tax receivable			1,077
Inventories	3,129	1,631	8,794
Prepaid expenses and other current assets	—	44	314
Property, plant and equipment, net	157	3,687	4,668
Other assets	—	—	33
Deferred income tax asset	18	288	309
Intangible assets	2,015	1,195	8,267
Goodwill	3,483	701	23,553

Total assets acquired	10,925	7,546	59,268

Current liabilities	—	—	(4,515)
Deferred income tax liability	—	(248)	(3,243)

Total liabilities assumed	—	—	(7,758)

Net assets acquired	$10,925	$7,298	$51,510

A total of approximately $6,426 of goodwill is deductible for income tax purposes. Goodwill has not yet been assigned to our reporting units.

As part of the TRC acquisition, we assumed a contingent liability of TRC related to an acquisition made by TRC in March 2010. Under the terms of the March 2010 acquisition, TRC, as acquirer, is obligated to make contingent cash payments, or an earn-out payment, to the seller equal to a pre-determined percentage of total revenues within selected product categories that exceed a pre-determined threshold level for the 12-month period ended March 31, 2012. Included in our preliminary purchase price allocation for TRC, and classified as a component of current liabilities, is an accrual of $378, which represents our best estimate of TRC’s obligation under the terms of this earn-out.

The purchase price allocation to identifiable intangible assets, which are all amortizable, along with their respective weighted-average amortization periods at the acquisition date are as follows:

	Weighted-Average Amortization Period	TDE	FWCW and CWC	TRC
Customer relationships	6	$800	$600	$1,460
Trademarks and trade names	6	610	595	1,450
Developed technology	3	560	—	2,000
Contractual agreements	3	—	—	2,900
Non-competition agreements	2	45	—	80
Backlog	1	—	—	320
Other	6	—	—	57

Total intangible assets		$2,015	$1,195	$8,267

Unaudited Selected Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our estimated combined results of operations assuming that our only material business combination consummated during the quarter, TRC, had taken place at January 1, 2010. The unaudited pro forma combined results of operations were prepared using historical financial information of TRC, and we make no representation with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, income tax expense and exclude acquisition costs. The unaudited pro forma information is presented for informational purposes only and does not include any anticipated cost savings or other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisition of TRC occurred on the date indicated or may result in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$223,856	$184,249	$438,795	$347,980
Net income	2,172	3,363	9,010	(1,151)

4. RESTRUCTURING ACTIVITIES

We incurred restructuring costs of $195 for the second quarter and first half of 2011. These expenses were primarily comprised of severance costs at TRC. Restructuring costs also included lease termination and other holding costs related to facilities closed in prior years, currently consisting of one leased and one owned facility for which we continue to pay holding costs. Our reserve was $2,146 as of June 30, 2011, and represented our estimate of the liability existing relative to one closed property under lease and is equal to our remaining obligation under such lease reduced by estimated sublease rental income reasonably expected for the property. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of a lease termination, sublease agreement, or changes in the related market in which the property is located. Other than TRC, restructuring expense is not segregated by reportable segment as our operating segments share common production processes and manufacturing facilities as discussed in Note 17 below.

	Lease Termination Costs	Severance & Other Closing Costs	Total
BALANCE — December 31, 2010	$2,383	$—	$2,383
Provision	23	172	195
Cash payments	(260)	(172)	(432)

BALANCE — June 30, 2011	$2,146	$—	$2,146

5. INVENTORIES

Inventories consisted of the following:

	June 30, 2011	December 31, 2010
FIFO cost:
Raw materials	$44,248	$28,831
Work in progress	6,393	2,640
Finished products	67,890	49,659

Total	$118,531	$81,130

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010
Salaries, wages and employee benefits	$6,153	$7,084
Sales incentives	6,931	9,092
Interest	9,622	9,537
Other	9,182	4,480

Total	$31,888	$30,193

7. DEBT

	June 30, 2011	December 31, 2010
Revolving Credit Facility expiring April 2012	$50,364	$—
9% Senior Notes due February 2018, including unamortized discount of $2,960 and $3,185	272,040	271,815
Capital lease obligations	8	12

	322,412	271,827
Less current portion	(4)	(7)

Long-term debt	$322,408	$271,820

Senior Secured Revolving Credit Facility

Our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”) provides for aggregate borrowings of up to $200,000, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including merger and acquisition activity. Our Revolving Credit Facility expires April 2, 2012. At June 30, 2011, we had $50,364 in borrowings under the facility, with $93,391 in remaining excess availability. At December 31, 2010, we had $0 in borrowings outstanding under the facility, with $113,739 in remaining excess availability.

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

The Revolving Credit Facility is guaranteed by CCI International, Inc. (“CCI International”), a 100% owned domestic subsidiary, and is secured by substantially all of our assets and the assets of CCI International, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment, and intellectual property) as well as by a pledge of all the capital stock of CCI International and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10,000 in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. We maintained greater than $30,000 of monthly excess availability during 2010 and the first half of 2011.

As of June 30, 2011, we were in compliance with all of the covenants of our Revolving Credit Facility.

On August 4, 2011, we completed our renegotiation of the Revolving Credit Facility, as discussed below.

Subsequent Event

On August 4, 2011, we entered into a new $250,000, five-year revolving credit facility agreement with an accordion feature that allows us to increase our borrowings by an additional $50,000 (the “2016 Revolver”). The 2016 Revolver, which matures on October 1, 2016, is an asset-based loan facility, with a $20,000 Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below. We expect to incur around $1,500 in fees related to renegotiating the 2016 Revolver. These respective fees will be amortized over the life of the revolver.

The interest rate charged on borrowings under the 2016 Revolver is based on our election of either the lender’s prime rate plus a range of 0.25% to 0.75% or the Eurodollar rate plus a range of 1.50% to 2.00%, in each case based on quarterly average excess availability under the 2016 Revolver. In addition, we pay an unused line fee of between 0.25% and 0.50% based on quarterly average excess availability pursuant to the terms of the 2016 Revolver.

Pursuant to the terms of the 2016 Revolver, we are required to maintain a fixed charge covenant ratio of not less than 1.0 to 1.0 for any month during which our excess availability under the 2016 Revolver is $30,000. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $250,000 or (2) the sum of 85% of eligible accounts receivable, 70% of eligible inventory, and capped at $150,000 for the U.S. portion and $12,000 Canadian for the Canadian portion, and an advance rate to be 75% of certain appraised real estate and 85% of certain appraised equipment, with a $15,000 sublimit for letters of credit.

The 2016 Revolver is guaranteed by TRC (excluding TRC’s 100%-owned foreign subsidiary, TRC Honduras, S.A. de C.V.) and Patco Electronics (“Patco”), each of which are 100%-owned domestic subsidiaries, and is secured by substantially all of our assets and the assets of both TRC and Patco, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of TRC and Patco and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.

Based on securing the 2016 Revolver and the terms therein, we have classified the $50,364 in borrowings outstanding under the Revolving Credit Facility as of June 30, 2011 as a component of long-term debt on our June 30, 2011 condensed consolidated balance sheet.

9% Senior Notes due 2018 (the “Senior Notes”)

Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining life of the Senior Notes. As of June 30, 2011, we were in compliance with all of the covenants of our Senior Notes.

Senior Notes	June 30, 2011
Face Value	$275,000
Fair Value	$286,119
Interest Rate	9%
Interest Payment	Semi-Annually February 15th and August 15th
Maturity Date	February 15, 2018
Guarantee	Jointly and severally guaranteed fully and conditionally by our 100% owned subsidiary, CCI International, Inc.
Optional Redemption (1)(2)	Beginning Date	Percentage
	February 15, 2014	104.50%
	February 15, 2015	102.25%
	February 15, 2016	100.00%

(1)	The Company may, at its option, redeem the Senior Notes, in whole at any time or in part from time to time, on or after the above-noted dates and at the above noted percentages of the principal amount thereof (plus interest due).
(2)	In addition, the Company may, at its option, use the net cash proceeds from a public equity offering, to redeem up to 35% of the aggregate principal amount of the Senior Notes, at a redemption price equal to 109.00% of the principal amount, plus accrued and unpaid interest, if completed before February 15, 2013.

8. EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore, participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of June 30, 2011 and 2010, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Basic and Diluted Earnings (Loss) per Share	2011	2010	2011	2010
Basic EPS Numerator:
Net income (loss)	$4,376	$3,115	$9,603	$(715)
Less: Earnings allocated to participating securities	(71)	(73)	(156)	—

Net income (loss) allocated to common shareholders	$4,305	$3,042	$9,447	$(715)

Basic EPS Denominator:
Weighted average shares outstanding	17,131	16,939	17,105	16,918
Basic earnings (loss) per common share	$0.25	$0.18	$0.55	$(0.04)
Diluted EPS Numerator:
Net income (loss)	$4,376	$3,115	$9,603	$(715)
Less: Earnings allocated to participating securities	(70)	(73)	(154)	—

Net income (loss) allocated to common shareholders	$4,306	$3,042	$9,449	$(715)

Diluted EPS Denominator:
Weighted average shares outstanding	17,131	16,939	17,105	16,918
Dilutive common shares issuable upon exercise of stock options	243	70	206	—

Diluted weighted average shares outstanding	17,374	17,009	17,311	16,918

Diluted earnings (loss) per common share	$0.25	$0.18	$0.55	$(0.04)

Options

Options with respect to 774 common shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2011, respectively, because they were antidilutive. Options with respect to 1,121 and 1,408 common shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2010, respectively, because they were antidilutive.

9. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. We recorded $2,342 and $3,519 in stock compensation expense for the three and six months ended June 30, 2011, respectively, compared to $724 and $1,084 for the three and six months ended June 30, 2010, respectively. The increase is a function of increased compensation expense being recorded on the cash-settled portion of our performance share awards, as further explained below.

Stock Options

No stock options were issued during the first half of 2011.

Changes in stock options were as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding January 1, 2011	1,408	$11.03	6.8	936
Granted	—	—	—	—
Exercised	(9)	5.81		86
Forfeited or expired	—	—	—

Outstanding June 30, 2011	1,399	11.07	6.3	5,790
Vested or expected to vest	1,382	11.15	6.3	5,619
Exercisable	384	6.30	7.0	3,162

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

Changes in nonvested shares for the first half of 2011 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	923	$4.09
Granted	89	6.32
Vested	(187)	4.33
Forfeited	(26)	4.54

Nonvested at June 30, 2011	799	$4.27

In the first quarter of 2010, 258 performance shares were granted, which are settled in cash rather than stock. These cash-settled shares are re-measured each balance sheet date using a Monte Carlo model and are recorded as a liability. During the current quarter, these cash-settled shares were measured using an assumption of 92.7% volatility, and a risk-free rate of 2.88%, resulting in an estimated aggregate fair value of approximately $3,634, of which the unrecorded expense portion will be recorded as stock compensation expense over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 0.2 years as of June 30, 2011. On July 7, 2011, the first tranche of these shares reached their vesting price. Accordingly, the equivalent of 58 shares were paid in cash on the respective date.

In addition, in the first quarter of 2010, 517 performance shares were granted, which are convertible to stock, on a one-to-one basis, contingent upon future stock price performance. On July 7, 2011, the first tranche of shares reached their vesting price. As a result, 117 shares of common stock were issued on the respective date.

On August 3, 2011, our Board of Directors authorized the purchase over the next 24 months of up to 500 shares of the Company’s common stock in open market or privately negotiated transactions. There can be no assurance that any share purchases will be made. The number of shares actually purchased will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions, and management’s assessment of competing alternatives for capital deployment.

Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$4,376	$3,115	$9,603	$(715)
Other comprehensive income (loss) net of tax provision (benefit):
Currency translation adjustment, net of tax of $(127) and $(3), $(143), and $27, respectively	126	(119)	398	62
Unrealized gains on available for sale securities (Level 1), net of tax of $8, $(54), $424, and $153, respectively	(741)	6	(89)	46
Pension adjustments, net of tax of $(1),$ —,$2, and $—, respectively	(2)	—	4	—

Total comprehensive income (loss)	$3,759	$3,002	$9,916	$(607)

10. RELATED PARTIES

We lease our corporate office facility from certain members of our Board of Directors and executive management, and we made rental payments of $134 and $268 for the three and six months ended June 30, 2011, respectively. We made rental payments of $98 and $196 for our corporate office facility for the three and six months ended June 30, 2010, respectively. In addition, we lease three manufacturing facilities from an entity in which one of our executive officers has a substantial minority interest, and we paid a total of $330 and $591 for the three and six months ended June 30, 2011, respectively. We made payments of $326 and $589 to these manufacturing facilities for the three and six months ended June 30, 2010, respectively.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,596 and $3,076 for the three and six months ended June 30, 2011, respectively, and was $1,703 and $3,046 for the three and six months ended June 30, 2010, respectively.

Legal Matters

We are party to one environmental claim. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located a half mile east of Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwater at the site with hazardous substances. In 1984, the U.S. Environmental Protection Agency (the “EPA”) listed this site on the National Priorities List. Riblet Products Corporation, with which the Company merged in 2000, was identified through documents as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the EPA identifying it as a party potentially liable under the Comprehensive Environmental Response, Compensation, and Liability Act for cleanup of the site.

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of June 30, 2011 and December 31, 2010, we had a $341 and $400 accrual, respectively, recorded for this liability.

Though no assurances are possible, we believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect on our financial position, results of operations or cash flows.

12. DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. We had no hedge positions at June 30, 2011 to which hedge accounting was applied. Cash settlements related to derivatives are included in the operating section of the condensed consolidated statement of cash flows.

Commodity Derivatives

	Contract Position (In Total Pounds)			Fair Value
	Long	Short	Cash Collateral Posted	Asset (2)	Liability (3)
Copper futures contracts outstanding as of (1):
Period ended June 30, 2011	—	625	$229	—	$132
Period ended June 30, 2010	350	625	198	$31	—

(1)	All of our copper futures contracts mature in less than three months and are tied to the price of copper on the COMEX and, accordingly, the value of such futures contracts changes directly in relation thereto.

(2)	Balance recorded in “Prepaid expenses and other current assets”

(3)	Balance recorded in “Accrued liabilities”

As of June 30, 2011 and 2010, no cumulative losses or gains existed in other comprehensive income (“OCI”). As hedge accounting has not been applied to any of our open hedges at June 30, 2011, no associated losses or gains have been recorded within OCI.

Derivatives Not Accounted for as Hedges Under the Accounting Rules	Gain Recognized in Income	Location of Gain Recognized in Income
Copper commodity contracts:
Three months ended June 30, 2011	$45	Cost of goods sold
Three months ended June 30, 2010	354	Cost of goods sold
Six months ended June 30, 2011	307	Cost of goods sold
Six months ended June 30, 2010	255	Cost of goods sold

13. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Effective Tax Rate	29.8%	36.3%	31.3%	47.2%

The decrease in our tax rate for the second quarter and first half of 2011, as compared to the same respective periods of 2010, primarily reflects an increase in our pre-tax income in 2011 as well as a decrease in our projected annual effective tax rate for the year and the impact of a $753 non-taxable gain on our approximate 4.8% equity holdings in TRC at the time of the acquisition as further explained in Note 3 above.

14. BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. We currently make matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $248 and $559 related to these savings plans during the three and six months ended June 30, 2011, respectively. We recorded expense of $356 and $725 for the three and six months ended June 30, 2010, respectively.

Riblet Pension Plan

As a result of its merger with Riblet Products Corporation (“Riblet”) in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The Riblet plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 83 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan. The Company does not expect to make any plan contributions in 2011. The net period income for the three and six months ended June 30, 2011 was $8 and $16, respectively. For the three and six month period ending June 30, 2010, we incurred net period expense of $7 and $14, respectively.

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

As of the periods ending June 30, 2011 and December 31, 2010, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents, derivatives, and for 2010 only, equity securities.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$5,701	$—	$—	$5,701	$33,454	$—	$—	$33,454
Derivative Assets, Inclusive of Collateral	97	—	—	97	740	—	—	740
Available for Sale Securities	—	—	—	—	1,243	—	—	1,243

Total	$5,798	$—	$—	$5,798	$35,437	$—	$—	$35,437

16. OTHER INCOME

We recorded other (income) loss of $45 and $(86) for the second quarter and first half of 2011, respectively, primarily reflecting the exchange rate impact on our Canadian subsidiary. We recorded other loss of $241 and $114 for the second quarter and first half of 2010, respectively, also reflecting the exchange rate impact.

17. BUSINESS SEGMENT INFORMATION

During the second quarter of 2011, we changed our management reporting structure and the manner in which we report our financial results internally, as a result of the acquisition of TRC. We altered the reporting structure as TRC will maintain its current manufacturing and distribution organization, as well as maintain its management team, which will now affect the manner in which the Company’s chief operating decision maker assesses results. We now have three reportable segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) TRC. The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us, which are used as inputs into subassemblies of manufactured finished goods. TRC will maintain its current production facilities in Clearwater, FL, Titusville, FL, and Honduras and is reported herein as a separate reportable segment, which is consistent with our current management reporting structure.

Financial data for the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales:
Distribution Segment	$155,701	$126,438	$304,959	$240,870
OEM Segment	59,500	47,573	116,043	89,121
TRC	4,649	—	4,649	—

Total	$219,850	$174,011	$425,651	$329,991

Operating Income:
Distribution Segment	$16,221	$13,460	$31,374	$23,946
OEM Segment	5,356	3,987	10,325	7,289
TRC	(804)	—	(804)	—

Total segments	20,773	17,447	40,895	31,235
Corporate	(8,118)	(5,345)	(13,649)	(10,406)

Consolidated operating income	$12,655	$12,102	$27,246	$20,829

Our Distribution and OEM segments have common production processes and manufacturing facilities. Accordingly, we do not identify all of our net assets to our segments. Thus, we do not report capital expenditures at the segment level. Additionally, depreciation expense is not allocated to our segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, and intangible amortization. Given it is currently being operating on a largely stand-alone basis, TRC’s segment results currently include all expenses associated with the operation of TRC, including the expenses of the Clearwater, FL headquarters, $203 in restructuring expense and $498 of depreciation and amortization expense associated with those fixed and intangible assets recorded in connection with the acquisition of TRC.

18. SUPPLEMENTAL GUARANTOR INFORMATION

The Senior Notes and the Revolving Credit Facility are instruments of the parent, and are reflected in their respective balance sheets. As of June 30, 2011, our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) were guaranteed by our 100% owned subsidiary, CCI International, Inc. (the “Guarantor Subsidiary”). Such guarantees are full, unconditional, and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Coleman Cable, Inc. (“Parent”) and the Guarantor Subsidiary. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Coleman Cable, Inc. The equity method of accounting is followed within this financial information.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS

ENDED JUNE 30, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$213,376	$—	$16,489	$(10,015)	$219,850
COST OF GOODS SOLD	183,989	—	13,635	(10,015)	187,609

GROSS PROFIT	29,387	—	2,854	—	32,241
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,192	—	2,450	—	17,642
INTANGIBLE ASSET AMORTIZATION	1,345	—	404	—	1,749
RESTRUCTURING CHARGES	(8)	—	203	—	195

OPERATING INCOME (LOSS)	12,858	—	(203)	—	12,655
INTEREST EXPENSE	7,062	—	64	—	7,126
GAIN ON AVAILABLE FOR SALE SECURITY	(753)	—	—	—	(753)
OTHER LOSS, NET	—	—	45	—	45

INCOME (LOSS) BEFORE INCOME TAXES	6,549	—	(312)	—	6,237
LOSS FROM SUBSIDIARIES	(134)	—	—	134	—
INCOME TAX EXPENSE (BENEFIT)	2,039	—	(178)	—	1,861

NET INCOME (LOSS)	$4,376	$—	$(134)	$134	$4,376

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS

ENDED JUNE 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$165,877	$—	$8,134	$—	$174,011
COST OF GOODS SOLD	141,990	—	6,025	—	148,015

GROSS PROFIT	23,887	—	2,109	—	25,996
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,614	—	1,238	—	11,852
INTANGIBLE ASSET AMORTIZATION	1,595	—	11	—	1,606
RESTRUCTURING CHARGES	436	—	—	—	436

OPERATING INCOME	11,242	—	860	—	12,102
INTEREST EXPENSE	6,915	—	55	—	6,970
OTHER LOSS, NET	—	—	241	—	241

INCOME BEFORE INCOME TAXES	4,327	—	564	—	4,891
INCOME FROM SUBSIDIARIES	356	—	—	(356)	—
INCOME TAX EXPENSE	1,568	—	208	—	1,776

NET INCOME	$3,115	$—	$356	$(356)	$3,115

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS

ENDED JUNE 30, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$410,075	$—	$29,253	$(13,677)	$425,651
COST OF GOODS SOLD	352,553	—	24,508	(13,677)	363,384

GROSS PROFIT	57,522	—	4,745	—	62,267
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,620	—	3,874	—	31,494
INTANGIBLE ASSET AMORTIZATION	2,923	—	409	—	3,332
RESTRUCTURING CHARGES	(8)	—	203	—	195

OPERATING INCOME	26,987	—	259	—	27,246
INTEREST EXPENSE	13,969	—	129	—	14,098
GAIN ON AVAILABLE FOR SALE SECURITY	(753)	—	—	—	(753)
OTHER INCOME, NET	—	—	(86)	—	(86)

INCOME BEFORE INCOME TAXES	13,771	—	216	—	13,987
INCOME FROM SUBSIDIARIES	209	—	—	(209)	—
INCOME TAX EXPENSE	4,377	—	7	—	4,384

NET INCOME	$9,603	$—	$209	$(209)	$9,603

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS

ENDED JUNE 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$314,191	$—	$15,800	$—	$329,991
COST OF GOODS SOLD	268,713	—	12,443	—	281,156

GROSS PROFIT	45,478	—	3,357	—	48,835
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	20,571	—	2,488	—	23,059
INTANGIBLE ASSET AMORTIZATION	3,601	—	22	—	3,623
RESTRUCTURING CHARGES	1,324	—	—	—	1,324

OPERATING INCOME	19,982	—	847	—	20,829
INTEREST EXPENSE	13,393	—	109	—	13,502
LOSS ON EXTINGUISHMENT OF DEBT	8,566	—	—	—	8,566
OTHER LOSS, NET	—	—	114	—	114

INCOME (LOSS) BEFORE INCOME TAXES	(1,977)	—	624	—	(1,353)
INCOME FROM SUBSIDIARIES	356	—	—	(356)	—
INCOME TAX EXPENSE (BENEFIT)	(906)	—	268	—	(638)

NET INCOME (LOSS)	$(715)	$—	$356	$(356)	$(715)

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$754	$79	$4,868	$—	$5,701
Accounts receivable — net of allowances	119,240	—	12,971	—	132,211
Intercompany receivable	—	—	1,694	(1,694)	—
Inventories	102,298	—	16,233	—	118,531
Deferred income taxes	3,356	—	479	—	3,835
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	7,521	2	2,536	(5,358)	4,701

Total current assets	233,715	81	38,781	(7,052)	265,525

PROPERTY, PLANT AND EQUIPMENT, NET	49,871	—	4,842	—	54,713
GOODWILL	31,780	—	25,128	—	56,908
INTANGIBLE ASSETS, NET	23,944	—	7,968	—	31,912
DEFERRED INCOME TAXES	—	—	429	—	429
OTHER ASSETS	7,272	—	34	—	7,306
INVESTMENT IN SUBSIDIARIES	61,449	—	—	(61,449)	—

TOTAL ASSETS	$408,031	$81	$77,182	$(68,501)	$416,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4	$—	$—	$—	$4
Accounts payable	30,213	—	3,852	—	34,065
Intercompany payable	1,657	37	—	(1,694)	—
Accrued liabilities	28,700	44	3,144	—	31,888
Other liabilities	—	—	5,358	(5,358)	—

Total current liabilities	60,574	81	12,354	(7,052)	65,957

LONG-TERM DEBT	322,408	—	—	—	322,408
OTHER LONG-TERM LIABILITIES	3,306	—	—	—	3,306
DEFERRED INCOME TAXES	(335)	—	3,379	—	3,044
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	91,423	—	52,510	(52,510)	91,423
Retained earnings (accumulated deficit)	(69,657)	—	8,781	(8,781)	(69,657)
Accumulated other comprehensive income	295	—	158	(158)	295

Total shareholders’ equity	22,078	—	61,449	(61,449)	22,078

TOTAL LIABILITIES AND EQUITY	$408,031	$81	$77,182	$(68,501)	$416,793

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF December 31, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,493	$77	$2,884	$—	$33,454
Accounts receivable — net of allowances	100,285	—	10,489	—	110,774
Intercompany receivable	2,188	—	—	(2,188)	—
Inventories	75,001	—	6,129	—	81,130
Deferred income taxes	3,008	—	163	—	3,171
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	8,340	1	778	(5,358)	3,761

Total current assets	219,861	78	20,443	(7,546)	232,836

PROPERTY, PLANT AND EQUIPMENT, NET	45,470	—	261	—	45,731
GOODWILL	27,598	—	1,536	—	29,134
INTANGIBLE ASSETS, NET	23,657	—	107	—	23,764
DEFERRED INCOME TAXES	—	—	301	—	301
OTHER ASSETS	9,345	—	—	—	9,345
INVESTMENT IN SUBSIDIARIES	9,538	—	—	(9,538)	—

TOTAL ASSETS	$335,469	$78	$22,648	$(17,084)	$341,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7	$—	$—	$—	$7
Accounts payable	19,075	—	2,941	—	22,016
Intercompany payable	—	73	2,115	(2,188)	—
Accrued liabilities	27,492	5	2,696	—	30,193
Other liabilities	—	—	5,358	(5,358)	—

Total current liabilities	46,574	78	13,110	(7,546)	52,216

LONG-TERM DEBT	271,820	—	—	—	271,820
OTHER LONG-TERM LIABILITIES	4,258	—	—	—	4,258
DEFERRED INCOME TAXES	1,595	—	—	—	1,595
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	90,483	—	1,000	(1,000)	90,483
Retained earnings (accumulated deficit)	(79,260)	—	8,572	(8,572)	(79,260)
Accumulated other comprehensive loss	(18)	—	(34)	34	(18)

Total shareholders’ equity	11,222	—	9,538	(9,538)	11,222

TOTAL LIABILITIES AND EQUITY	$335,469	$78	$22,648	$(17,084)	$341,111

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS

ENDED JUNE 30, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$9,603	$—	$209	$(209)	$9,603
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	9,378	—	574	—	9,952
Stock-based compensation	3,519	—	—	—	3,519
Foreign currency transaction gain	—	—	(86)	—	(86)
Gain on available for sale securities	(753)	—	—	—	(753)
Deferred taxes	(2,504)	—	(73)	—	(2,577)
Gain on disposal of fixed assets	(5)	—	—	—	(5)
Equity in consolidated subsidiaries	(209)	—	—	209	—
Changes in operating assets and liabilities:
Accounts receivable	(16,832)	—	1,444	—	(15,388)
Inventories	(22,537)	—	(1,319)	—	(23,856)
Prepaid expenses and other assets	925	(1)	(378)	—	546
Accounts payable	10,277	—	(1,856)	—	8,421
Intercompany accounts	867	(36)	(831)	—	—
Accrued liabilities	(2,935)	39	(1,199)	—	(4,095)

Net cash flow from operating activities	(11,206)	2	(3,515)	—	(14,719)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,036)	—	(18)	—	(5,054)
Proceeds from sale of fixed assets	8	—	—	—	8
Acquisition of businesses, net of cash acquired	(63,883)	—	5,202	—	(58,681)

Net cash flow from investing activities	(68,911)	—	5,184	—	(63,727)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	89,560	—	—	—	89,560
Repayments under revolving loan facilities	(39,196)	—	—	—	(39,196)
Payment of deferred financing fees	(49)				(49)
Repayment of long-term debt	(4)				(4)
Proceeds from stock option exercises	67	—	—	—	67

Net cash flow from financing activities	50,378	—	—	—	50,378

Effect of exchange rate on cash and cash equivalents	—	—	315	—	315
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,739)	2	1,984	—	(27,753)
CASH AND CASH EQUIVALENTS — Beginning of period	30,493	77	2,884	—	33,454

CASH AND CASH EQUIVALENTS — End of period	$754	$79	$4,868	$—	$5,701

NONCASH ACTIVITY
Unpaid capital expenditures	1,502	—	—	—	1,502
Unpaid business acquisition consideration	542	—	—	—	542
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	5,476	—	404	—	5,880
Cash interest paid	13,090	—	—	—	13,090

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS

ENDED JUNE 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(715)	$—	$356	$(356)	$(715)
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	10,126	—	97	—	10,223
Stock-based compensation	1,084	—	—	—	1,084
Foreign currency transaction loss	—	—	114	—	114
Loss on extinguishment of debt	8,566	—	—	—	8,566
Deferred taxes	(885)	—	228	—	(657)
Loss on disposal of fixed assets	476	—	—	—	476
Equity in consolidated subsidiaries	(356)	—	—	356	—
Changes in operating assets and liabilities:
Accounts receivable	(16,032)	—	3,851	—	(12,181)
Inventories	(14,703)	—	(4,638)	—	(19,341)
Prepaid expenses and other assets	(2,278)	11	(1,001)	—	(3,268)
Accounts payable	4,406	1	427	—	4,834
Intercompany accounts	(604)	(11)	615	—	—
Accrued liabilities	5,774	(9)	(2,273)	—	3,492

Net cash flow from operating activities	(5,141)	(8)	(2,224)	—	(7,373)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,955)	—	—	—	(2,955)
Purchase of investments	(1,280)	—	—	—	(1,280)
Proceeds from sale of fixed assets	39	—	—	—	39

Net cash flow from investing activities	(4,196)	—	—	—	(4,196)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	34,696	—	—	—	34,696
Repayments under revolving loan facilities	(44,935)	—	—	—	(44,935)
Payment of deferred financing fees related to issuance of 2018 Senior Notes	(6,607)	—	—	—	(6,607)
Repayment of long-term debt	(231,651)	—	—	—	(231,651)
Proceeds from issuance of 2018 Senior Notes	271,911	—	—	—	271,911

Net cash flow from financing activities	23,414	—	—	—	23,414

Effect of exchange rate on cash and cash equivalents	—	—	22	—	22
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,077	(8)	(2,202)	—	11,867
CASH AND CASH EQUIVALENTS — Beginning of period	4,018	57	3,524	—	7,599

CASH AND CASH EQUIVALENTS — End of period	$18,095	$49	$1,322	$—	$19,466

NONCASH ACTIVITY
Unpaid capital expenditures	149	—	—	—	149
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	(69)	—	888	—	819
Cash interest paid	8,468	—	—	—	8,468

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Coleman Cable, Inc. (the “Company,” “Coleman,” “us,” “we,” or “our”) is a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the U.S. and, to a lesser degree, in Honduras and Canada.

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. The price of copper is particularly volatile, and fluctuations in copper prices can significantly affect our sales and profitability. The average copper price on the COMEX was $4.16 and $4.27 per pound for the second quarter and first half of 2011, respectively, as compared to $3.19 and $3.24 per pound for the second quarter and first half of 2010, which represented increases of 30.4% and 31.8%, respectively.

As the result of our acquisition of TRC, we now have three reportable segments, Distribution, OEM, and TRC.

Second Quarter 2011 Acquisitions

During the second quarter of 2011, we utilized cash on hand, as well as borrowings under our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), to complete three business combination transactions (collectively, the “2011 Acquisitions”), as set forth below. Each of these 2011 Acquisitions was structured as an all-cash transaction, with collective consideration totaling $69.7 million. As further discussed below, we believe these acquisitions represent significant opportunities for us, including the strengthening and greater diversification of our overall portfolio.

Acquisition of the Assets of The Designers Edge (“TDE”)

On April 1, 2011, we acquired the assets of TDE, a leading designer and distributor of specialty lighting products in the U.S. and Canada, with 2010 sales in excess of $20.0 million. The total purchase price for the assets acquired, primarily trade receivables and merchandise inventories, was $10.9 million, subject to certain purchase price adjustments. The acquisition of TDE assets significantly expands our current product portfolio across a wide range of lighting product categories, including industrial, work and utility, as well as products for security and landscape applications. We fully integrated the assets of TDE into our existing operations during the second quarter of 2011.

Acquisition of the Assets of First Capitol Wire and Cable (“FCWC”) and Continental Wire and Cable (“CWC”)

On April 29, 2011, we acquired the assets of FCWC and CWC, both of which were privately-held entities based in York, Pennsylvania, with CWC being a 100%-owned subsidiary of FCWC. These two entities, which had annual combined sales in excess of $10.0 million, are leading manufacturers of industrial wire and cable products used across a number of commercial, utility and industrial end-markets. The total purchase price for the assets acquired, primarily merchandise inventories and production equipment, was $7.3 million, inclusive of working capital adjustments of $0.8 million. The acquisition of the assets of FCWC and CWC has allowed us to expand our capabilities, product offerings and capacity for producing a wide assortment of high-quality industrial cables. We fully integrated the assets of FCWC and CWC into our operations during the second quarter of 2011.

Acquisition of Technology Research Corporation (“TRC”)

On May 16, 2011, we completed the acquisition of 100% of the outstanding stock of TRC pursuant to a merger agreement signed on March 28, 2011. For its fiscal year ended March 31, 2011, TRC had revenues of approximately $36.0 million and net income of $1.5 million. TRC is a recognized leader in providing cost effective engineered solutions for applications involving power management and control, intelligent battery systems technology and electrical safety products based on proven ground fault sensing and Fire Shield® technology. These products are designed, manufactured and distributed to the consumer, commercial and industrial markets worldwide. TRC also supplies power monitors and control equipment to the United States Military and its prime contractors. TRC was publicly traded on the NASDAQ prior to its acquisition by Coleman. We completed the TRC acquisition as the result of a successful public tender offer to acquire all outstanding shares of TRC. The total purchase price consideration for TRC was approximately $51.5 million, including the acquisition-date fair value of an approximate 4.8% interest in TRC’s common stock acquired by Coleman prior to submitting its acquisition proposal for TRC.

The Company believes TRC’s sizable commercial and consumer products segment greatly broadens our current electrical products platform. In addition, TRC’s battery, power storage, and power management systems, represent new product lines for Coleman.

TRC will maintain its current production facilities in Clearwater, FL, Titusville, FL, and Honduras and is reported herein as a separate reportable segment.

Gain on Available For Sale Securities

As noted above, our pre-existing 4.8% interest in TRC was accounted for as a component of the overall purchase price for TRC. Accordingly, using the tender offer price of $7.20 per share, the value of this component of total consideration was $2.3 million, with the difference between this calculated fair value and our cost basis in the 4.8% interest recognized as a $0.8 million gain in our condensed consolidated statement of income at the time of the acquisition in accordance with the applicable accounting rules.

Purchase Accounting Related to the 2011 Acquisitions

The 2011 Acquisitions were accounted for under the purchase method of accounting. Accordingly, we have allocated the purchase price for each acquisition to the net assets acquired based on the related estimated fair values at each respective acquisition date. The expected long-term growth, increased market position and expected synergies to be generated from the 2011 Acquisitions are the primary factors which gave rise to acquisition prices for each of the 2011 Acquisitions which resulted in the recognition of goodwill.

The purchase price allocations have been determined provisionally, and are subject to revision as additional information about the fair value of individual assets and liabilities becomes available. Accordingly, the provisional measurement of inventories, property, plant, and equipment, intangible assets, taxes, and goodwill are subject to change. In addition, we are in the process of determining and negotiating purchase price adjustments for the TDE acquisition which may result in a corresponding adjustment to the total TDE purchase price as well as the value of certain assets acquired. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

New Revolving Credit Facility

On August 4, 2011, we entered into a new $250 million, five-year revolver credit facility agreement with an accordion feature that allows us to increase our borrowings by an additional $50 million (the “2016 Revolver”). The 2016 Revolver gives us greater flexibility than our current Revolving Credit Facility in many respects. See “Management’s Discussion and Analysis – Liquidity and Capital Resources—Revolving Credit Facility.”

Consolidated Results of Operations

The 2011 Acquisitions are included in our condensed consolidated results of operations beginning from each respective acquisition date. Accordingly, the consolidated statement of operations for the three and six months ended June 30, 2011 includes three months of operations for the assets acquired in connection with the TDE acquisition, approximately two months of operations for the assets acquired in connection with both the FCWC and CWC acquisitions, and approximately six weeks of operations related to TRC. The consolidated statement of operations for the three and six months ended June 30, 2010 does not include the impact of the 2011 Acquisitions.

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before net interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items include share-based compensation expense, acquisition related costs, restructuring charges, losses on the extinguishment of our 2012 Senior Notes in the second quarter of 2010, the gain on available for sale securities recorded in the second quarter of 2011 relative to our investment in TRC at the date of the acquisition, and foreign currency transaction gains and losses recorded at our Canadian subsidiary.

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

Diluted earnings (loss) per share, as determined in accordance with GAAP, to Adjusted EPS	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earnings (loss) per share	$0.25	$0.18	$0.55	$(0.04)
Restructuring charges (1)	0.01	0.01	0.01	0.05
Loss on extinguishment of debt (2)	—	—	—	0.31
Gain on available for sale securities (3)	(0.04)	—	(0.04)	—
Foreign currency transaction loss (4)	0.00	0.01	0.00	0.00
Share-based compensation expense(5)	0.08	0.03	0.12	0.04
Acquisition-related costs(6)	0.07	—	0.10	—

Adjusted diluted earnings per share	$0.37	$0.23	$0.74	$0.36

Net income (loss), as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands)		(Thousands)
Net income (loss)	$4,376	$3,115	$9,603	$(715)
Interest expense	7,126	6,970	14,098	13,502
Income tax expense (benefit)	1,861	1,776	4,384	(638)
Depreciation and amortization expense (a)	4,615	4,273	8,921	9,186

EBITDA	$17,978	$16,134	$37,006	$21,335

Restructuring charges (1)	195	436	195	1,324
Loss on extinguishment of debt (2)	—	—	—	8,566
Gain on available for sale securities (3)	(753)	—	(753)	—
Foreign currency transaction gain (loss) (4)	45	241	(86)	114
Share-based compensation expense(5)	2,342	724	3,519	1,084
Acquisition-related costs(6)	1,677	—	2,578	—

ADJUSTED EBITDA	$21,484	$17,535	$42,459	$32,423

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item listed in the table above, which has been excluded from EBITDA in order to arrive at our measure of Adjusted EBITDA for each of the periods presented, is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded net income of $4.4 million (or $0.25 per diluted share) in the second quarter of 2011, as compared to net income of $3.1 million (or $0.18 per diluted share) for the second quarter of 2010. For the second quarter of 2011, we recorded EBITDA of $18.0 million, as compared to $16.1 million in EBITDA for the second quarter of 2010. As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income-statement review below contains further detail regarding these items.

(1)	Restructuring charges: The Company’s results for the three and six months ended June 30, 2011 included $0.2 million ($0.1 million after tax or $0.01 per diluted share) and $0.2 million ($0.1 million after tax or $0.01 per diluted share), respectively, in restructuring charges. These expenses were primarily comprised of severance costs at TRC. Our results for the three and six months ended June 30, 2010 included $0.4 million ($0.3 million after tax or $0.01 per diluted share) and $1.3 million ($0.8 million after tax or $0.05 per diluted share), respectively, in restructuring charges. These expenses were primarily comprised of lease termination and associated holding costs associated with nine facilities closed throughout 2008 and 2009.

(2)	Loss on repurchase of 2012 Senior Notes: In 2010, we refinanced our 2012 Senior Notes by issuing $275.0 million in 2018 Senior Notes. As a result of the transaction, we recorded an associated loss of $8.6 million ($5.2 million after tax, or $0.31 per diluted share).
(3)	Gain on available for sale securities: The Company held a 4.8% interest in TRC at the time it made its acquisition proposal for TRC. The fair value of our 4.8% pre-existing interest at the merger date was included in the total purchase price for TRC. As a result, we recorded a non-taxable gain of $0.8 million ($0.8 million after tax, or $0.04 per diluted share) in the second quarter of 2011 which represented the impact of re-measuring to fair value the 4.8% equity interest in TRC we held before the business combination.
(4)	Foreign currency transaction loss (gain): Foreign currency transactions gains and losses are related to the impact of exchange rate fluctuations on our Canadian subsidiary. We recorded a foreign currency transaction loss of $0.0 million ($0.0 million after tax, or $0.00 per diluted share) and gain of $0.1 million ($0.1 million after tax, or $0.00 per diluted share) for the three and six months ended June 30, 2011, respectively. We recorded a foreign currency transaction loss of $0.2 million ($0.2 million after tax, or $0.01 per diluted share) and $0.1 million ($0.1 million after tax, or $0.0 per diluted share) for the three and six months ended June 30, 2010, respectively.
(5)	Share-based compensation expense: The Company recorded stock compensation expense of $2.3 million ($1.4 million after tax, or $0.08 per diluted share) in the three months ended June 30, 2011 and $3.5 million ($2.1 million after tax, or $0.12 per diluted share) during the six months ended June 30, 2011. Our results for the three and six month periods ended June 30, 2010 included $0.7 million ($0.4 million after tax or $0.03 per diluted share) and $1.1 million ($0.7 million after tax or $0.04 per diluted share), respectively, of stock-based compensation expense. Stock-based compensation expense is excluded from earnings to represent normalized operational results due to the periodic fluctuations in the value of the underlying instruments.
(6)	Acquisition-related costs: Our results for 2011 included acquisition-related costs of $1.7 million ($1.3 million after tax or $0.07 per diluted share) in the three months ended June 30, 2011 and $2.6 million ($1.9 million after tax or $0.10 per diluted share) during the six months ended June 30, 2011. Acquisition-related costs include outside legal, consulting and other fees, and direct expenses incurred in 2011 relative to acquisition-related activities. These costs are excluded from our measures of Adjusted EBITDA and Adjusted EPS so that such measures may more closely reflect underlying operational results.

The following sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

	Three Months Ended June 30,				Period-over-Period Change
	2011		2010		2011 vs. 2010
	Amount	%	Amount	%	$ Change	% Change
	(Thousands, except per share data)
Distribution net sales	$155,701	70.8%	$126,438	72.7%	$29,263	23.1%
OEM net sales	59,500	27.1	47,573	27.3	11,927	25.1
TRC Net Sales	4,649	2.1	—	—	4,649	100.0

Consolidated net sales	219,850	100.0	174,011	100.0	45,839	26.3
Gross profit	32,241	14.7	25,996	14.9	6,245	24.0
Selling, general and administrative expenses	17,642	8.0	11,852	6.8	5,790	48.9
Intangible amortization expense	1,749	0.8	1,606	0.9	143	8.9
Restructuring charges	195	0.1	436	0.3	(241)	(55.3)

Operating income	12,655	5.8	12,102	7.0	553	4.6
Interest expense	7,126	3.2	6,970	4.0	156	2.2
Gain on available for sale securities	(753)	(0.3)	—	0.0	(753)	(100.0)
Other income (loss), net	45	0.0	241	0.1	(196)	(81.3)

Income before income taxes	6,237	2.9	4,891	2.8	1,346	27.5
Income tax expense	1,861	0.9	1,776	1.0	85	4.8

Net income	$4,376	2.0	$3,115	1.8	$1,261	40.5

Diluted income per share	$0.25		$0.18

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

	Six Months Ended June 30,				Period-over-Period Change
	2011		2010		2011 vs. 2010
	Amount	%	Amount	%	$ Change	% Change
	(Thousands, except per share data)
Distribution net sales	$304,959	71.6%	$240,870	73.0%	$64,089	26.6%
OEM net sales	116,043	27.3	89,121	27.0	26,922	30.2
TRC Net Sales	4,649	1.1	—	—	4,649	100.0

Consolidated net sales	425,651	100.0	329,991	100.0	95,660	29.0
Gross profit	62,267	14.6	48,835	14.8	13,432	27.5
Selling, general and administrative expenses	31,494	7.4	23,059	7.0	8,435	36.6
Intangible amortization expense	3,332	0.8	3,623	1.1	(291)	(8.0)
Restructuring charges	195	0.0	1,324	0.4	(1,129)	(85.3)

Operating income	27,246	6.4	20,829	6.3	6,417	30.8
Interest expense	14,098	3.3	13,502	4.1	596	4.4
Loss on extinguishment of debt	—	—	8,566	2.6	(8,566)	(100.0)
Gain on available for sale securities	(753)	(0.2)	—	—	(753)	(100.0)
Other (income) loss, net	(86)	0.0	114	0.0	200	176.3

Income before income taxes	13,987	3.3	(1,353)	(0.4)	15,340	1,133.9
Income tax expense	4,384	1.0	(638)	(0.2)	5,022	787.6

Net income	9,603	2.3	$(715)	(0.2)	$10,318	1,442.9

Diluted income per share	$0.55		(0.04)

Segments

As a result of the TRC acquisition, we now have three reportable segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) TRC. The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us, which are used as inputs into subassemblies of manufactured finished goods, while TRC services engineering solutions to both consumer and commercial markets.

Net sales

The increase in net sales for the second quarter and first half of 2011, as compared to the second quarter and first half of 2010, mainly reflected higher average copper prices, sales recorded from the 2011 Acquisitions, and to a lesser degree, higher overall volumes resulting from an increase in volumes within our OEM segment. Sales from the 2011 Acquisitions accounted for approximately $10.2 million of our total second quarter 2011 sales.

The following table sets forth our sales volume by segment, measured in total pounds shipped:

Total Sales Volume in Pounds (1)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	(Thousands) % Change	2011	2010	% Change
Distribution	40,861	40,778	0.2%	78,816	77,939	1.1%
OEM	21,307	19,886	7.1	41,880	37,195	12.6

Consolidated	62,168	60,664	2.5	120,696	115,134	4.8

(1)	TRC does not currently track volume through total pounds shipped

Gross profit

Our gross profit for the second quarter and first half of 2011 included the impact of our 2011 Acquisitions, which accounted for approximately $2.3 million of the total increase primarily. TRC, which accounted for $1.0 million of the total. Excluding the impact of the 2011 Acquisitions, the significant increase in gross profit for the second quarter and first half of 2011, as compared to the same periods in 2010, primarily reflected the impact of increased volumes and improved pricing within our OEM segment, as well as within a number of areas across our Distribution segment. Accordingly, we generated increased gross profit in both our Distribution and OEM segments. Our gross profit as a percentage of net sales (“gross profit rate”) decreased during the second quarter and first half of 2011, as compared to the same periods in 2010, with the decline primarily reflecting the impact of higher copper prices. A significant portion of our sales are priced to earn a fixed dollar margin, which causes our gross margin rate to decline when copper prices increase.

Selling, general and administrative (“SG&A”) expense

For the second quarter and first half of 2011, we incurred $1.5 million in SG&A expenses arising directly from the 2011 Acquisitions, primarily TRC, which accounted for approximately $1.2 million of the total, as well as an additional $1.7 million and $2.6 million, respectively, of outside legal, consulting and other fees, and direct expenses incurred relative to the 2011 Acquisitions. We incurred no such acquisition-related costs in 2010. Excluding the impact of such acquisition-related costs, our SG&A expenses increased $2.6 and $4.3 million in the second quarter and first half of 2011, respectively, as compared to the same periods in 2010, with the increase mainly attributable to higher payroll and related costs, including most notably an increase of $1.6 million for the second quarter ($2.4 million for the first half) in non-cash, share-based compensation expense, which reflected improvement in the performance of our common stock and overall business results. In addition, our commission expense increased $0.6 million for the second quarter ($0.9 million for the first half) reflecting overall increased sales levels. The increase in our SG&A rate as a percentage of net sales for the second quarter and first half of 2011, as compared to the same respective periods of 2010, largely reflects the impact of acquisition-related costs. Excluding the impact of acquisition-related costs, SG&A expense as a percentage of sales would have resulted in 6.6% and 6.4% for the second quarter and first half of 2011, respectively.

Intangible amortization expense

The increase in intangible amortization for the three months ended June 30, 2011 reflects the impact of amortization recorded in relation to the 2011 Acquisitions partially offset by lower amortization expense recorded in relation to acquisitions made in prior years. Amortization expense relative to intangible assets reflects the fact that such assets are generally amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and, accordingly, results in lower amortization in periods further removed from the period of initial recognition. We anticipate increased intangible amortization expense in future quarters as a result of an increase in total intangible assets resulting from the 2011 Acquisitions.

Restructuring charges

We recorded $0.2 million in restructuring costs in the second quarter and first half of 2011. These expenses were primarily comprised of severance costs at TRC. For the second quarter and first half of 2010, we recorded $0.4 million and $1.3 million, respectively, of restructuring costs, primarily comprised of lease termination costs associated with facilities closed in 2008 and 2009. Closed facilities as of June 30, 2011 consist of one leased and one owned facility for which we will continue to pay holding costs.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Three Months Ended June 30,				Year-over-Year Change
	2011		2010		2011 vs. 2010
	Amount	% Total	Amount	% Total	$ Change	% Change
	(Thousands)
Operating Income:
Distribution	$16,221	10.4%	$13,460	10.6%	$2,761	20.5%
OEM	5,356	9.0	3,987	8.4	1,369	34.3
TRC	(804)	(17.3)	—	—	(804)	(100.0)

Total segments	20,773		17,447		3,326	19.1

Corporate	(8,118)		(5,345)

Consolidated operating income	$12,655	6.1%	$12,102	7.0%	$553	4.6

	Six Months Ended June 30,				Year-over-Year Change
	2011		2010		2011 vs. 2010
	Amount	% Total	Amount	% Total	$ Change	% Change
	(Thousands)
Operating Income (Loss):
Distribution	$31,374	10.3%	$23,946	9.9%	$7,428	31.0%
OEM	10,325	8.9	7,289	8.2	3,036	41.6
TRC	(804)	(0.2)	—	—	(804)	(100.0)

Total segments	40,895	(17.3)	31,235		9,660	30.9

Corporate	(13,649)		(10,406)

Consolidated operating income	$27,246	6,6%	$20,829	3.0%	$6,417	30.8

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, share-based compensation expense, and intangible amortization. Our Distribution and OEM segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. Depreciation expense is not allocated to segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

TRC will maintain separate manufacturing, distribution, and management structures, from the rest of the consolidated Company.

Distribution operating income improvement for the second quarter and first half of 2011 as compared to the second quarter and first half of 2010, primarily reflected the favorable gross profit impact of the above-noted increased sales in 2011. The operating income rate reflects a largely stable gross profit rate, hindered by rising commodity prices and pricing pressure, partially improved by increased fixed-cost leverage, as such costs were spread over a higher overall net sales base for 2011.

OEM operating income improvement for the second quarter and first half of 2011 as compared to the second quarter and first half of 2010, primarily reflected the favorable gross profit impact of the above-noted increased sales and volume in 2011. The increase in the operating income rate reflects a largely stable gross profit rate, partially improved by increased fixed-cost leverage, as such costs were spread over a higher overall net sales base for 2011.

TRC recorded an operating loss of $0.8 million for the approximately six-week period between the date of TRC’s acquisition through the June 30, 2011 quarter end, primarily reflective of the impact of amortization expense brought about by the recognition of intangible assets, and restructuring expenses.

Interest expense

We incurred increased interest expense due to higher average outstanding borrowings for the first half of 2011 compared to the same period last year.

Loss on extinguishment of 2012 Senior Notes

We recorded an $8.6 million loss in the second quarter of 2010 resulting from our issuance of $275.0 million in 2018 Senior Notes and the corresponding extinguishment of our outstanding 2012 Senior Notes.

Gain on available for sale securities

In the second quarter of 2011, prior to the acquisition of TRC, the Company owned 0.3 million shares of TRC common stock worth $7.20 per share as a result of the agreed upon purchase price. In accordance with relevant accounting guidance, the fair value of the previously owned investment was included in the total purchase price. As a result of the acquisition of TRC, we recognized a gain of $0.8 million on the difference between our cost basis and the fair value at the acquisition date.

Other income (loss), net

We recorded other income (loss) reflecting the exchange rate impact on our Canadian subsidiary.

Income tax expense (benefit)

The decrease in our tax rate for the second quarter and first half of 2011, as compared to the same respective periods of 2010, reflects an increase in our pre-tax income in 2011 as well as decrease in our protected annual effective tax rate for the year and the impact of a $753 non-taxable gain on our approximate 4.9% equity holdings in TRC at the time of the acquisition, as previously discussed.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands)		(Thousands)
Net cash flow from operating activities	$2,878	$(1,543)	$(14,719)	$(7,373)
Interest expense	7,126	6,970	14,098	13,502
Income tax expense (benefit)	1,861	1,776	4,384	(638)
Deferred taxes	1,123	(1,739)	2,577	657
Gain (loss) on disposal of fixed assets	4	3	5	(476)
Share-based compensation expense	(2,342)	(724)	(3,519)	(1,084)
Loss on extinguishment of debt	—	—	—	(8,566)
Gain on available for sale securities	753	—	753	—
Foreign currency transaction gain (loss)	(45)	(241)	86	(114)
Amortization of debt issuance costs (a)	(495)	(537)	(1,031)	(1,037)
Changes in operating assets and liabilities	7,115	12,169	34,372	26,464

EBITDA	$17,978	$16,134	$37,006	$21,335

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation, and are included as a component of interest expense for income statement presentation.

Liquidity and Capital Resources

Debt

The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of June 30, 2011	As of December 31, 2010
Revolving credit facility expiring April 2, 2012	$50,364	$—
Senior notes due February 15, 2018	272,040	271,815
Capital lease obligations	8	12

Total long-term debt, including current portion	$322,412	$271,827

As of June 30, 2011, we had a total of $5.7 million in cash and cash equivalents and $50.4 million in outstanding borrowings under our Revolving Credit Facility. Also, as of June 30, 2011, we have no required debt repayments until our Senior Notes mature in 2018.

Revolving Credit Facility

Our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), which expires April 2, 2012, is a senior secured facility that provides for aggregate borrowings of up to $200.0 million, subject to certain limitations as discussed below. The proceeds from the Revolving Credit Facility are available for working capital and other general corporate purposes, including acquisitions.

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

The Revolving Credit Facility contains financial and other covenants that limit or restrict our ability to pay dividends or distributions, incur indebtedness, permit liens on property, make investments, provide guarantees, enter into mergers, acquisitions or consolidations, conduct asset sales, enter into leases or sale and lease back transactions, and enter into transactions with affiliates. In addition to maintaining a minimum of $10.0 million in excess availability under the facility at all times, the financial covenants in the Revolving Credit Facility require us to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. We maintained greater than $30.0 million of monthly excess availability during the second quarter of 2011.

As of June 30, 2011, we were in compliance with all of the covenants of our Revolving Credit Facility.

On August 4, 2011, we entered into a new $250.0 million, five-year revolving credit facility agreement with an accordion feature that allows us to increase our borrowings by an additional by $50.0 million (the “2016 Revolver”). The 2016 Revolver, which matures on October 1, 2016, is an asset-based loan facility, with a $20.0 million Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below. We expect to incur around $1.5 million in fees related to renegotiating the 2016 Revolver. These respective fees will be amortized over the life of the revolver.

The interest rate charged on borrowings under the 2016 Revolver is based on our election of either the lender’s prime rate plus a range of 0.25% to 0.75% or the Eurodollar rate plus a range of 1.50% to 2.00%, in each case based on quarterly average excess availability under the 2016 Revolver. In addition, we pay an unused line fee of between 0.25% and 0.50% based on quarterly average excess availability pursuant to the terms of the 2016 Revolver.

Pursuant to the terms of the 2016 Revolver, we are required to maintain a fixed charge covenant ratio of not less than 1.0 to 1.0 for any month during which our excess availability under the 2016 Revolver is $30.0 million. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $250.0 million or (2) the sum of 85% of eligible accounts receivable, 70% of eligible inventory, and capped at $150.0 million for the U.S. portion and $12.0 million Canadian for the Canadian portion, and an advance rate to be 75% of certain appraised real estate and 85% of certain appraised equipment, with a $15.0 million sublimit for letters of credit.

The 2016 Revolver is guaranteed by TRC (excluding TRC’s 100%-owned foreign subsidiary, TRC Honduras, S.A. de C.V.) and Patco Electronics (“Patco”), each of which are 100%-owned domestic subsidiaries, and is secured by substantially all of our assets and the assets of both TRC and Patco, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of TRC and Patco and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.

The 2016 Revolver creates greater flexibility than our current Revolving Credit Facility in many respects, including, without limitation, as to the representations and warranties and event of default triggers contained therein, as well as the financial covenants and the covenants that restrict our ability to pay dividends or distributions, permit liens on property, make investments, provide guarantees, enter into merger, acquisitions or consolidations, conduct asset sales, enter into leases or sale and leaseback transactions and enter into transactions with affiliates. In particular, pursuant to the 2016 Revolver: (i) we are no longer required to maintain a minimum of $10.0 million in excess availability at all times (ii) our general permitted indebtedness basket has been increased from $10.0 million to $25.0 million and (iii) we are now able to dispose of up to 15% of our consolidated assets in any fiscal year so long as we maintain (a) excess availability of the greater of $40.0 million and 15% of the commitments under the 2016 Revolver and (b) a fixed charge coverage ratio of at least 1.0 to 1.0. In addition, both the excess availability and fixed charge coverage tests that limit our ability to enter into acquisitions, make investments, repurchase the Senior Notes and pay dividends have been reduced under the 2016 Revolver from those set forth in the current Revolving Credit Facility.

9% Senior Notes due 2018 (“Senior Notes”)

Our Senior Notes mature on February 15, 2018 and have an aggregate principal amount of $275.0 million and a 9% coupon rate. Interest payments are due on February 15th and August 15th. As of June 30, 2011, we were in compliance with all of the covenants of our Senior Notes. Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining life of the Senior Notes.

The Indenture relating to our Senior Notes contains customary covenants that limit us and our restricted subsidiaries from, among other things, incurring additional indebtedness, making restricted payments, creating liens, paying dividends, consolidating, merging or selling substantially all of their assets, entering into sale and leaseback transactions, and entering into transaction with affiliates. Additionally, all our domestic restricted subsidiaries that guarantee the 2016 Revolver are required under the Indenture to guarantee our obligations under the Senior Notes. Following our entry into the 2016 Revolver, TRC and Patco will become subsidiary guarantors of the Senior Notes.

Current and Future Liquidity

In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements tend to increase when we experience significant increased demand for products or significant copper price increases. Accordingly, we may be required to borrow against our 2016 Revolver in the future upon the occurrence of various events, including increases in the price of copper, which increase our working capital requirements. Our management assesses the future cash needs of our business by considering a number of factors, including: (1) historical earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service expenses, (4) planned capital expenditures, and (5) our ability to borrow additional funds under the terms of our Revolving Credit Facility.

Recently we have had to rely on borrowings from the Revolver due to higher working capital requirements, driven mainly by higher average copper prices, and among other things, acquisition-related costs. We believe that a settling of commodity prices and containment of acquisition related-costs will allow us to create sufficient operating cash flows in future periods. Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the 2016 Revolver will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures and strategic acquisitions for the foreseeable future. As of June 30, 2011, we had $50.4 million in outstanding borrowings against our $200.0 million Revolving Credit Facility and a corresponding $93.4 million in excess availability under the Revolving Credit Facility, and $5.7 million in cash and cash equivalents.

If we experience a deficiency in earnings compared to our fixed charges in the future, we would need to fund the fixed charges through a combination of cash flows from operations and borrowings under the Revolving Credit Facility. If cash flows generated from our operations, together with borrowings under our Revolving Credit Facility, are not sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures, and we need to seek additional sources of capital, the limitations on our ability to incur debt contained in the Revolving Credit Facility and the Indenture relating to our 2018 Senior Notes could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay or forego capital spending or other corporate initiatives, such as the development of products, or acquisition opportunities.

We intend to file in the near future a “shelf” registration statement with the Securities and Exchange Commission (the “SEC”) for the sale in the future of debt and equity securities in an amount not to exceed $250 million. The purpose of this filing is to enhance our future liquidity position. We have no present intention to commence an offering of debt or equity securities.

Our Revolving Credit Facility permits us to redeem, retire or repurchase our Senior Notes subject to certain limitations. We may repurchase Senior Notes in the future, but whether we do so will depend on a number of factors and there can be no assurance that we will repurchase any amounts of our Senior Notes.

On August 3, 2011, our board of directors authorized the purchase over the next 24 months of up to 0.5 million shares of the Company’s common stock in open market or privately negotiated transactions. There can be no assurance that any share purchases will be made. The number of shares actually purchased will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions and management’s assessment of competing alternatives for capital deployment.

Net cash used by operating activities for the six months ended June 30, 2011 was $14.7 million as compared to $7.4 million for the first half of 2010. The $7.3 million decline in cash provided by operating activities for the first half of 2011 as compared to 2010 was largely a result of the impact of changes in working capital items, primarily changes in inventory and accounts receivable. Our consolidated inventory levels measured in copper pounds as of June 30, 2011 increased from levels at December 31, 2010 and resulted in a net use of approximately $23.9 million in operating cash flows during the first half of 2011. Similarly, our receivables balance increased from levels at December 31, 2010, and resulted in the use of approximately $15.4 million in operating cash flows during the first half of 2011.

Net cash used in investing activities for the first half of 2011 was $63.7 million, primarily due to the 2011 Acquisitions, as discussed above. During 2011, we purchased no investments, as compared to $1.3 million in investments during the first half of 2010. We expect our 2011 capital expenditures to total between $12.0 million and $16.0 million for the fiscal year ending December 31, 2011. This reflects a significant increase in expected quarterly spending as compared to $3.0 million spent for the six months ended June 30, 2010. The increase in expected capital spending reflects recent opportunities to selectively add capacity and reduce costs.

Net cash provided by financing activities for the first half of 2011 was $50.4 million. During the first half of 2011, a net $50.4 million was provided by borrowing against the revolving credit facility, in order to fund the 2011 acquisitions. During the first half of 2010, $23.4 million was provided by financing activities, due primarily to the refinancing of our Senior Notes during the first half of 2011.

Adoption of 10b5-1 Trading Plans

The Company wishes to report that certain of its executives, including its Chief Executive Officer and Chief Financial Officer, intend to set up trading plans for the sale of a portion of their holdings of Company stock at prices above current market prices. These executives have advised the Company that, in setting up their trading plans, they are acting for estate planning, asset diversification and liquidity purposes. As required Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, a person may not adopt a trading plan when he or she has material non-public information about the Company or its common stock. Sales under these trading plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

COLEMAN CABLE, INC.
(Registrant)

Date: August 5, 2011	By	/S/ G. GARY YETMAN
Chief Executive Officer and President

Date: August 5, 2011	By	/S/ RICHARD N. BURGER
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description

3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2010.

10.1 *—	Coleman Cable, Inc. Long-Term Incentive Plan, as amended and restated effective April 28, 2011, incorporated herein by reference to our Current Report on Form 8-K as filed on May 3, 2011.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 —	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2011, filed on August 5, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.

*	Denotes management contract or compensatory plan or arrangement.