Form 10-Q
period 2011-09-30
Coleman Cable, Inc.
filed 2011-11-04
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common shares outstanding as of November 3, 2011: 17,418,100

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
NET SALES	$234,851	$187,597	$660,502	$517,588
COST OF GOODS SOLD	200,233	162,923	563,617	444,079

GROSS PROFIT	34,618	24,674	96,885	73,509
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,986	11,465	46,480	34,524
INTANGIBLE ASSET AMORTIZATION	1,950	1,606	5,282	5,228
ASSET IMPAIRMENTS	—	202	—	202
RESTRUCTURING CHARGES	1,061	235	1,256	1,560

OPERATING INCOME	16,621	11,166	43,867	31,995
INTEREST EXPENSE	7,086	6,969	21,183	20,471
LOSS ON EXTINGUISHMENT OF DEBT	—	—	—	8,566
GAIN ON AVAILABLE FOR SALE SECURITIES	—	—	(753)	—
OTHER (INCOME) LOSS, NET	418	(170)	332	(56)

INCOME BEFORE INCOME TAXES	9,117	4,367	23,105	3,014
INCOME TAX EXPENSE	2,637	1,259	7,023	621

NET INCOME	$6,480	$3,108	$16,082	$2,393

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE:
Basic	$0.37	$0.18	$0.92	$0.14
Diluted	0.37	0.18	0.91	0.14
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,212	16,939	17,141	16,925
Diluted	17,465	17,012	17,362	16,981

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,105	$33,454
Accounts receivable, net of allowances of $2,610 and $2,491, respectively	132,170	110,774
Inventories	121,177	81,130
Deferred income taxes	3,885	3,171
Assets held for sale	546	546
Prepaid expenses and other current assets	3,072	3,761

Total current assets	266,955	232,836

PROPERTY, PLANT AND EQUIPMENT, NET	56,038	45,731
GOODWILL	56,705	29,134
INTANGIBLE ASSETS, NET	30,082	23,764
DEFERRED INCOME TAXES	715	301
OTHER ASSETS	8,415	9,345

TOTAL ASSETS	$418,910	$341,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4	$7
Accounts payable	33,451	22,016
Accrued liabilities	30,696	30,193

Total current liabilities	64,151	52,216

LONG-TERM DEBT	321,743	271,820
OTHER LONG-TERM LIABILITIES	3,115	4,258
DEFERRED INCOME TAXES	1,819	1,595
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 17,137 and 16,939 issued and outstanding on September 30, 2011 and December 31, 2010, respectively	17	17
Treasury stock, at cost: 122 and 0 shares, respectively	(1,113)	—
Additional paid-in capital	92,514	90,483
Accumulated deficit	(63,178)	(79,260)
Accumulated other comprehensive loss	(158)	(18)

Total shareholders’ equity	28,082	11,222

TOTAL LIABILITIES AND EQUITY	$418,910	$341,111

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$16,082	$2,393
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	15,601	15,141
Stock-based compensation	2,781	1,715
Foreign currency transaction loss (gain)	332	(56)
Gain on available for sale securities	(753)	—
Loss on extinguishment of debt	—	8,566
Asset impairments	—	202
Excess tax benefits from stock-based compensation	(512)	—
Deferred taxes	(3,982)	698
Loss on disposal of fixed assets	161	395
Changes in operating assets and liabilities:
Accounts receivable	(15,123)	(26,599)
Inventories	(26,474)	(26,913)
Prepaid expenses and other assets	2,067	(1,792)
Accounts payable	7,929	9,427
Accrued liabilities	(3,483)	(792)

Net cash flow from operating activities	(5,374)	(17,615)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(10,479)	(4,500)
Purchases of investments	—	(1,576)
Proceeds from sale of fixed assets	10	1,170
Acquisition of businesses, net of cash acquired	(58,872)	—

Net cash flow from investing activities	(69,341)	(4,906)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowing under revolving loan facility	164,145	34,961
Repayments under revolving loan facility	(114,557)	(45,200)
Payment of deferred financing fees	(1,309)	(6,695)
Treasury stock purchases	(815)	—
Excess tax benefits from stock-based compensation	512	—
Repayment of long-term debt	(5)	(231,657)
Proceeds from option exercises	81	—
Proceeds from the issuance of 2018 Senior Notes	—	271,911

Net cash flow from financing activities	48,052	23,320

Effect of exchange rate changes on cash and cash equivalents	(686)	80
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,349)	879
CASH AND CASH EQUIVALENTS — Beginning of period	33,454	7,599

CASH AND CASH EQUIVALENTS — End of period	$6,105	$8,478

NONCASH ACTIVITY
Unpaid capital expenditures	902	199
Capital lease obligation	—	10
Unpaid business acquisition consideration	350	—
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	7,618	88
Cash interest paid	25,963	21,936

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Thousands)

(unaudited)

	Common Stock Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE — January 1, 2010	16,809	$17	$0	$88,475	$(82,987)	$(245)	$5,260

Stock awards	130	—	—	—	—	—	—
Comprehensive income
Net income	—	—	—	—	2,393	—	2,393
Cumulative translation, net of tax of $107	—	—	—	—	—	181	181
Unrealized gains on available for sale securities (Level 1), net of tax of $137	—	—	—	—	—	(176)	(176)

Total Comprehensive Income							2,398
Stock-based compensation	—	—	—	1,451	—	—	1,451

BALANCE — September 30, 2010	16,939	$17	$0	$89,926	$(80,594)	$(240)	$9,109

BALANCE — January 1, 2011	16,939	$17	$0	$90,483	$(79,260)	$(18)	$11,222

Stock awards	198	—	—	—	—	—	—
Comprehensive income
Net income	—	—	—	—	16,082	—	16,082
Cumulative translation, net of tax of $151	—	—	—	—	—	(53)	(53)
Unrealized gains on available for sale securities (Level 1), net of tax of $424	—	—	—	—	—	(89)	(89)
Pension adjustments, net of tax of $1	—	—	—	—	—	2	2

Total Comprehensive Income							15,942
Shares Repurchases	—	—	(1,113)	—	—	—	(1,113)
Stock-based compensation	—	—	—	2,031	—	—	2,031

BALANCE — September 30, 2011	17,137	$17	$(1,113)	$92,514	$(63,178)	$(158)	$28,082

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include Coleman Cable, Inc. and all of its subsidiaries (the “Company,” “Coleman,” “we,” “us,” or “our”). The condensed consolidated financial statements included herein are unaudited. The preparation of the condensed consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. All amounts are in thousands, unless otherwise indicated. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2010-28 – “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU No. 2010-28”)

ASU No. 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The accounting update was effective for a reporting entity’s first annual reporting period that begins after December 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This update, which was effective for the first quarter of 2011, did not have a significant impact on the Company’s results of operations, financial position and cash flows.

Accounting Standards Update No. 2010-29—“Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU No. 2010-29”)

ASU No. 2010-29 amends existing guidance for presenting pro forma results of business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The accounting update was effective for a reporting entity’s business combinations occurring beginning on or after the entity’s first annual reporting period after December 15, 2010. The Company has applied the provisions of this update for all material business combinations that occurred after January 1, 2011.

Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company is currently evaluating the impact ASU 2011-04 will have on its financial statements but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flows.

Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its financial statements or results of operations. The Company plans to adopt during the interim period ended March 31, 2012.

Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-08”)

ASU No. 2011-08 amends existing guidance by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU No. 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flows.

3. ACQUISITIONS

During the second quarter of 2011, we utilized cash on hand, as well as borrowings under our existing credit facility to complete three business combination transactions (collectively, the “2011 Acquisitions”), as set forth below. Each of these 2011 Acquisitions was structured as an all-cash transaction, with aggregate consideration totaling $69,733. We believe these acquisitions represent significant opportunities for us, including the strengthening and greater diversification of our overall portfolio.

The 2011 Acquisitions are included in our condensed consolidated financial statements, including our results of operations, beginning from each respective acquisition date. Accordingly, the consolidated statement of operations for the three and nine months ended September 30, 2011 includes six months of operations for the assets acquired in connection with the TDE (as defined below) acquisition, approximately five months of operations for the assets acquired in connection with FCWC and CWC (as defined below) acquisition, and approximately 19 weeks of operations related to TRC (as defined below). The consolidated statement of income for the three and nine months ended September 30, 2010 does not include the impact of the 2011 Acquisitions.

We incurred acquisition-related costs, including outside legal, consulting and other fees, of $223 and $2,801 for the three and nine months ended September 30, 2011, respectively. These costs have been recorded as a component of selling, general and administrative expenses in our condensed consolidated statement of operations.

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

Acquisition of the Assets of First Capitol Wire and Cable (“FCWC”) and Continental Wire and Cable (“CWC”)

On April 29, 2011, we acquired the assets of FCWC and CWC, both of which were privately-held entities based in York, Pennsylvania, with CWC being a 100%-owned subsidiary of FCWC. These two entities, which had annual combined sales in excess of $10,000, are leading manufacturers of industrial wire and cable products used across a number of commercial, utility and industrial end-markets. The total purchase price for the assets acquired, primarily merchandise inventories and production equipment, was $7,298, inclusive of working capital adjustments of $834. The acquisition of the assets of FCWC and CWC has allowed us to expand our capabilities, product offerings and capacity for producing a wide assortment of high-quality industrial cables. We fully integrated the assets of FCWC and CWC into our operations during the second quarter of 2011.

Acquisition of Technology Research Corporation (“TRC”)

On May 16, 2011, we completed the acquisition of 100% of the outstanding stock of TRC, pursuant to a merger agreement under which each outstanding share of TRC common stock was converted into the right to receive $7.20 per share payable in cash. For its fiscal year ended March 31, 2011, TRC had revenues of $35,982 and net income of $1,545. TRC is a recognized leader in providing cost effective engineered solutions for applications involving power management and control, intelligent battery systems technology and electrical safety products based on proven ground fault sensing and Fire Shield® technology. These products are designed, manufactured and distributed to the consumer, commercial and industrial markets worldwide. TRC also supplies power monitors and control equipment to the United States military and its prime contractors. We believe the TRC acquisition both strengthens and diversifies our overall portfolio. TRC was publicly traded on the NASDAQ prior to its acquisition by Coleman. We completed the TRC acquisition as the result of a successful public tender offer to acquire all outstanding shares of TRC. The total purchase price consideration for TRC was $51,510, including the acquisition-date fair value of an approximate 4.8% interest in TRC’s common stock acquired by Coleman prior to submitting its acquisition proposal for TRC.

TRC is reported herein as a separate reportable segment.

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

The purchase price allocations have been determined provisionally. The Company is in the process of reviewing recently finalized appraisals of tangible and intangible assets and is continuing to evaluate the initial purchase price allocations. Additionally, we are in the process of negotiating purchase price adjustments and resolving other purchase matters for the TDE acquisition, which may result in a corresponding adjustment to the total TDE purchase price as well as the value of assets acquired. Accordingly, the provisional measurement of inventories, property, plant, and equipment, intangible assets, taxes, and goodwill are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocated to goodwill.

The allocation below differs from our preliminary allocation previously disclosed primarily due to the completion of a comprehensive study of the fair value of intangibles. As a result of this change, the amount allocated to intangibles increased by $125 with a corresponding decrease to goodwill.

The table below summarizes the provisional allocations of purchase price related to the 2011 Acquisitions as of their respective acquisition dates.

	TDE	FCWC and CWC	TRC
Cash and cash equivalents	$—	$—	$8,180
Accounts receivable	2,123	—	4,073
Income tax receivable			1,077
Inventories	3,129	1,631	8,794
Prepaid expenses and other current assets	—	44	314
Property, plant and equipment, net	157	3,687	4,668
Other assets	—	—	33
Deferred income tax asset	18	288	309
Intangible assets	2,115	1,200	8,287
Goodwill	3,383	696	23,541

Total assets acquired	10,925	7,546	59,276

Current liabilities	—	—	(4,515)
Deferred income tax liability	—	(248)	(3,251)

Total liabilities assumed	—	(248)	(7,766)

Net assets acquired	$10,925	$7,298	$51,510

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

The purchase price allocation to identifiable intangible assets, which are all amortizable, along with their respective weighted-average amortization periods at the acquisition date are as follows:

	Weighted-Average Amortization Period	TDE	FCWC and CWC	TRC
Customer relationships	6	$900	$600	$1,460
Trademarks and trade names	6	610	600	1,450
Developed technology	3	560	—	2,000
Contractual agreements	3	—	—	2,900
Non-competition agreements	2	45	—	80
Backlog	1	—	—	340
Other	6	—	—	57

Total intangible assets		$2,115	$1,200	$8,287

Unaudited Selected Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our estimated combined results of operations assuming that our only material business combination consummated during the first nine months of 2011, TRC, had taken place on January 1, 2010. The unaudited pro forma combined results of operations were prepared using historical financial information of TRC, and we make no representation with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, income tax expense, and excludes acquisition costs. The unaudited pro forma information is presented for informational purposes only and does not include any anticipated cost savings or other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisition of TRC occurred on the date indicated or may result in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$234,851	$196,461	$673,575	$544,441
Net income	6,480	3,195	16,037	2,086

4. RESTRUCTURING ACTIVITIES

We incurred restructuring costs of $1,061 and $1,256 during the three and nine months ended September 30, 2011, respectively. Most notably, during the third quarter of 2011, we recorded $857 in severance costs for positions eliminated in connection with our realignment of our Canadian distribution and support operations. As part of this realignment, at the end of the fourth quarter of 2011, we plan to vacate our current Toronto-based distribution and headquarters facility, with a majority of our Canadian distribution being transitioned to our existing distribution facility in Wisconsin and a new, smaller Toronto-based distribution facility. In addition to the $857 in severance recorded in the third quarter of 2011, we anticipate incurring approximately $500 in costs during the fourth quarter of 2011 associated with termination of the existing Toronto-based facility lease and other related closing costs.

Restructuring costs for both 2011 and 2010 also included lease termination and other holding costs related to facilities closed in prior years, currently consisting of one leased and one owned facility for which we continue to pay holding costs. Our restructuring reserve was $2,947 as of September 30, 2011, recorded within accrued liabilities and other long-term liabilities, comprised, in part, of the above-noted $857 severance accrual, with the balance in the reserve representing our estimate of the remaining liability existing relative to one closed property under lease and which is equal to our remaining obligation under such lease reduced by estimated sublease rental income reasonably expected for the property. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of a lease termination, sublease agreement, or changes in the related market in which the property is located. Other than for TRC, restructuring expense is not segregated by reportable segment as our operating segments share common production processes and manufacturing facilities, as discussed in Note 17 below.

	Lease Termination Costs	Severance & Other Closing Costs	Total
BALANCE — December 31, 2010	$2,383	$—	$2,383
Provision	141	1,115	1,256
Cash payments	(434)	(258)	(692)

BALANCE — September 30, 2011	$2,090	$857	$2,947

5. INVENTORIES

Inventories consisted of the following:

	September 30, 2011	December 31, 2010
FIFO cost:
Raw materials	$45,447	$28,831
Work in progress	3,983	2,640
Finished products	71,747	49,659

Total	$121,177	$81,130

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2011	December 31, 2010
Salaries, wages and employee benefits	$9,155	$7,084
Sales incentives	9,473	9,092
Interest	3,217	9,537
Other	8,851	4,480

Total	$30,696	$30,193

7. DEBT

	September 30, 2011	December 31, 2010
Revolving Credit Facility expiring October 2016	$49,588	$—
9% Senior Notes due February 2018, including unamortized discount of $2,848 and $3,185, respectively	272,152	271,815
Capital lease obligations	7	12

	321,747	271,827
Less current portion	(4)	(7)

Long-term debt	$321,743	$271,820

Senior Secured Revolving Credit Facility

On August 4, 2011, we entered into a new $250,000, five-year revolving credit facility agreement, with an accordion feature that allows us to increase our borrowings by an additional $50,000 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced a $200,000 revolving credit facility which was scheduled to expire in April of 2012. The Revolving Credit Facility, which expires on October 1, 2016, is an asset-based loan facility, with a $20,000 Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below. We incurred $1,443 in fees and direct costs related to negotiating the Revolving Credit Facility. These respective fees and costs are being amortized over the life of the revolver. At September 30, 2011, we had $49,588 in borrowings under the facility, with $119,778 in remaining excess availability. At December 31, 2010, we had no borrowings outstanding under the previous facility, with $113,739 in remaining excess availability.

The interest rate charged on borrowings under the Revolving Credit Facility is based on our election of either the base rate (greater of the federal funds rate plus 0.5% and the lender’s prime rate) plus a range of 0.25% to 0.75% or the Eurodollar rate plus a range of 1.50% to 2.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay an unused line fee of between 0.25% and 0.50% based on quarterly average excess availability pursuant to the terms of the Revolving Credit Facility.

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a fixed charge covenant ratio of not less than 1.0 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $250,000 or (2) the sum of 85% of eligible accounts receivable, 70% of eligible inventory, with a maximum amount of borrowing-base availability which may be generated from inventory of $150,000 for the U.S. portion and $12,000 Canadian for the Canadian portion, and an advance rate to be 75% of certain appraised real estate and 85% of certain appraised equipment and capped at $62,500, with a $15,000 sublimit for letters of credit. Our current availability does not include additional availability that may be generated by adding real estate and certain equipment to the borrowing base.

The Revolving Credit Facility is guaranteed by CCI International Inc. (“CCI International”), TRC (excluding TRC’s 100%-owned foreign subsidiary, TRC Honduras, S.A. de C.V.) and Patco Electronics (“Patco”), each of which are 100%-owned domestic subsidiaries, and is secured by substantially all of our assets and the assets of each of CCI International, TRC and Patco, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of CCI International, TRC and Patco and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.

As of September 30, 2011, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (the “Senior Notes”)

Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining term of the Senior Notes. As of September 30, 2011, we were in compliance with all of the covenants of our Senior Notes.

Senior Notes	September 30, 2011
Face Value	$275,000
Fair Value	$270,188
Interest Rate	9%
Interest Payment	Semi-Annually February 15th and August 15th
Maturity Date	February 15, 2018
Guarantee	Jointly and severally guaranteed fully and conditionally by our 100% owned subsidiaries, CCI International, Inc., Patco and TRC

	Beginning Date	Percentage
Optional redemption (1)(2)	February 15, 2014	104.50%
	February 15, 2015	102.25%
	February 15, 2016	100.00%

(1)	The Company may, at its option, redeem the Senior Notes, in whole at any time or in part from time to time, on or after the above-noted dates and at the above-noted percentages of the principal amount thereof (plus interest due).
(2)	In addition, the Company may, at its option, use the net cash proceeds from a public equity offering, to redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 109.00% of the principal amount, plus accrued and unpaid interest if completed before February 15, 2013.

8. EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore, participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of September 30, 2011 and 2010, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Basic and Diluted Earnings per Share	2011	2010	2011	2010
Basic EPS Numerator:
Net income	$6,480	$3,108	$16,082	$2,393
Less: Earnings allocated to participating securities	(104)	(73)	(260)	(56)

Net income allocated to common shareholders	$6,376	$3,035	$15,822	$2,337

Basic EPS Denominator:
Weighted average shares outstanding	17,212	16,939	17,141	16,925
Basic earnings per common share	$0.37	$0.18	$0.92	$0.14

Diluted EPS Numerator:
Net income	$6,480	$3,108	$16,082	$2,393
Less: Earnings allocated to participating securities	(103)	(72)	(257)	(56)

Net income allocated to common shareholders	$6,377	$3,036	$15,825	$2,337

Diluted EPS Denominator:
Weighted average shares outstanding	17,212	16,939	17,141	16,925
Dilutive common shares issuable upon exercise of stock options	253	73	221	56

Diluted weighted average shares outstanding	17,465	17,012	17,362	16,981

Diluted earnings per common share	$0.37	$0.18	$0.91	$0.14

Options

Options with respect to 766 and 771 common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively, because they were antidilutive. Options with respect to 1,121 common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010, respectively, because they were antidilutive.

9. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. We recorded $(739) and $2,781 in stock compensation expense (income) for the three and nine months ended September 30, 2011, respectively, compared to $631 and $1,715 for the three and nine months ended September 30, 2010, respectively. The wide fluctuations in stock-based compensation expense recorded for the third quarter and first nine months of 2011, as compared to the third quarter and first nine months of 2010, are a function of the accounting required for the cash-settled portion of our performance-based share awards, as further explained below in the “Stock Awards” section.

Stock Options

No stock options were issued during the first nine months of 2011.

Changes in stock options were as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding January 1, 2011	1,408	$11.03	6.8	936
Granted	—	—	—	—
Exercised	(15)	5.73		41
Forfeited or expired	(2)	18.27	5.5	—

Outstanding September 30, 2011	1,391	11.07	6.1	1,863
Vested or expected to vest	1,374	11.15	6.0	1,796
Exercisable	374	6.24	6.8	804

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

Changes in nonvested shares for the first nine months of 2011 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	923	$4.09
Granted	89	6.32
Vested	(303)	4.29
Forfeited	(26)	4.54

Nonvested at September 30, 2011	683	$4.28

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

In addition, in the first quarter of 2010, 258 performance shares were granted, which are settled in cash rather than stock. If, at any time up to ten years after the date of grant, the Company’s common stock attains three separate incrementally increasing stock price goals beginning with a price representing approximately 350% of the average stock price on the date of grant, a portion of the awards will vest. On July 7, 2011, the first tranche of these shares reached their vesting price. Accordingly, the equivalent of 58 shares of common stock were paid in cash on the respective date. The cash-settled shares are re-measured each balance sheet date using a Monte Carlo model and recorded as a liability. Any increase in the value of such awards followed by a subsequent decrease will result in the reversal of stock compensation expense, as was the case in the third quarter of 2011. During the third quarter, these cash-settled shares were measured using an assumption of 94.2% volatility, and a risk-free rate of 1.66%, resulting in an estimated aggregate fair value of approximately $2,497, which is recorded to the stock compensation liability over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 0.9 years as of September 30, 2011.

Treasury Stock

On August 3, 2011, our Board of Directors authorized the purchase over the next 24 months of up to 500 shares of the Company’s common stock in open market or privately-negotiated transactions. We repurchased 119 shares at a total cost of $1,113, including commissions, of common stock during the three and nine months ended September 30, 2011. There can be no assurance that any additional share purchases will be made. The number of shares actually purchased in future periods will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions, and management’s assessment of competing alternatives for capital deployment.

10. RELATED PARTIES

We lease our corporate office facility from certain members of our Board of Directors and executive management, and we made rental payments of $103 and $371 for the three and nine months ended September 30, 2011, respectively. We made rental payments of $101 and $297 for our corporate office facility for the three and nine months ended September 30, 2010, respectively. In addition, we lease three manufacturing facilities from an entity in which one of our executive officers has a minority interest, and we paid a total of $261 and $851 for the three and nine months ended September 30, 2011, respectively. We made payments of $260 and $850 for these manufacturing facilities for the three and nine months ended September 30, 2010, respectively.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,618 and $4,695 for the three and nine months ended September 30, 2011, respectively, and was $1,509 and $4,555 for the three and nine months ended September 30, 2010, respectively.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of September 30, 2011 and December 31, 2010, we had a $341 and $400 accrual, respectively, recorded for this liability.

Though no assurances are possible, we believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect on our financial position, results of operations or cash flows.

12. DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. We had no hedge positions at September 30, 2011 to which hedge accounting was applied. Cash settlements related to derivatives are included in the operating section of the condensed consolidated statement of cash flows.

	Contract Position (In Total Pounds)			Fair Value
Commodity Derivatives	Long	Short	Cash Collateral Posted	Asset (2)	Liability (3)
Copper futures contracts outstanding as of (1):
Period ended September 30, 2011	450	625	$66	$90	$—
Period ended September 30, 2010	100	1,150	$678	$—	$254

(1)	All of our copper futures contracts mature in less than three months and are tied to the price of copper on the COMEX and, accordingly, the value of such futures contracts changes directly in relation thereto.
(2)	Balance recorded in “Prepaid expenses and other current assets.”
(3)	Balance recorded in “Accrued liabilities.”

As of September 30, 2011 and 2010, no cumulative losses or gains existed in Other Comprehensive Income (“OCI”). As hedge accounting has not been applied to any of our open hedges at September 30, 2011, no associated losses or gains have been recorded within OCI.

Derivatives Not Accounted for as Hedges Under the Accounting Rules	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Copper commodity contracts:
Three months ended September 30, 2011	$313	Cost of goods sold
Three months ended September 30, 2010	(386)	Cost of goods sold
Nine months ended September 30, 2011	620	Cost of goods sold
Nine months ended September 30, 2010	(131)	Cost of goods sold

13. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Effective Tax Rate	28.9%	28.8%	30.4%	20.6%

The increase in our tax rate for the three and nine months ended September 30, 2011, as compared to the same respective periods of 2010, primarily reflects an increase in our pre-tax income in 2011 offset by the impact of a $753 non-taxable gain on our approximate 4.8% equity holdings in TRC at the time of the acquisition as further explained in Note 3 above.

14. BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. We currently make matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $281 and $841 related to these savings plans during the three and nine months ended September 30, 2011, respectively. We recorded expense of $232 and $720 for the three and nine months ended September 30, 2010, respectively.

Riblet Pension Plan

As a result of its merger with Riblet Products Corporation (“Riblet”) in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The Riblet plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 78 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan. The Company does not expect to make any plan contributions in 2011. The net period income for the three and nine months ended September 30, 2011 was $8 and $24, respectively. For the three and nine month periods ended September 30, 2010, we incurred net period expense of $7 and $21, respectively.

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

As of the periods ending September 30, 2011 and December 31, 2010, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents, derivatives, and for 2010 only, equity securities.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$6,105	$—	$—	$6,105	$33,454	$—	$—	$33,454
Derivative Assets, Inclusive of Collateral	156	—	—	156	740	—	—	740
Available for Sale Securities	—	—	—	—	1,243	—	—	1,243

Total	$6,261	$—	$—	$6,261	$35,437	$—	$—	$35,437

16. OTHER (INCOME) LOSS

We recorded other loss of $418 and $332 for the third quarter and first nine months of 2011, respectively, primarily reflecting the exchange rate impact on our Canadian subsidiary. We recorded other income of $170 and $56 for the third quarter and first nine months of 2010, respectively, also reflecting the exchange rate impact.

17. BUSINESS SEGMENT INFORMATION

During the second quarter of 2011, we changed our management reporting structure and the manner in which we report our financial results internally as a result of the acquisition of TRC. We now have three reportable segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) TRC. The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us, which are used as inputs into subassemblies of manufactured finished goods.

Financial data for the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales:
Distribution Segment	$170,312	$142,222	$475,271	$383,091
OEM Segment	55,782	45,375	171,826	134,497
TRC	8,757	—	13,405	—

Total	$234,851	$187,597	$660,502	$517,588

Operating Income:
Distribution Segment	$17,519	$12,561	$48,894	$36,507
OEM Segment	4,040	3,099	14,365	10,388
TRC	(1,013)	—	(1,817)	—

Total segments	20,546	15,660	61,442	46,895
Corporate	(3,925)	(4,494)	(17,575)	(14,900)

Consolidated operating income	$16,621	$11,166	$43,867	$31,995

Our Distribution and OEM segments have common production processes and manufacturing facilities. Accordingly, we do not identify all of our net assets to those segments. Thus, we do not report capital expenditures at the segment level. Additionally, depreciation expense is not allocated to those segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our manufacturing work centers. Accordingly, as products are sold across those segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, and intangible amortization.

Given it is currently being operated on a largely stand-alone basis, TRC’s segment results currently include all expenses associated with the operation of TRC, including the expenses of the Clearwater, FL headquarters, $260 in restructuring expense, and $1,419 of depreciation and amortization expense associated with those fixed and intangible assets recorded in connection with the acquisition of TRC.

18. SUPPLEMENTAL GUARANTOR INFORMATION

The Senior Notes and the Revolving Credit Facility are instruments of the parent, and are reflected in their respective balance sheets. As of September 30, 2011, our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) were guaranteed by our 100% owned subsidiaries, CCI International, Inc., Patco and TRC (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional, and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Coleman Cable, Inc. (“Parent”) and the Guarantor Subsidiaries. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Parent. The equity method of accounting is followed within this financial information.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$216,142	$8,756	$26,447	$(16,494)	$234,851
COST OF GOODS SOLD	187,028	7,303	22,396	(16,494)	200,233

GROSS PROFIT	29,114	1,453	4,051	—	34,618
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,946	2,406	1,634	—	14,986
INTANGIBLE ASSET AMORTIZATION	1,350	595	5	—	1,950
RESTRUCTURING CHARGES	146	58	857	—	1,061

OPERATING INCOME (LOSS)	16,672	(1,606)	1,555	—	16,621
INTEREST EXPENSE	7,029	—	57	—	7,086
OTHER LOSS, NET	—	—	418	—	418

INCOME (LOSS) BEFORE INCOME TAXES	9,643	(1,606)	1,080	—	9,117
LOSS FROM SUBSIDIARIES	(409)	—	—	409	—
INCOME TAX EXPENSE (BENEFIT)	2,754	(288)	171	—	2,637

NET INCOME (LOSS)	$6,480	$(1,318)	$909	$409	$6,480

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$173,292	$—	$14,305	$—	$187,597
COST OF GOODS SOLD	151,569	—	11,354	—	162,923

GROSS PROFIT	21,723	—	2,951	—	24,674
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,090	—	1,375	—	11,465
INTANGIBLE ASSET AMORTIZATION	1,594	—	12	—	1,606
ASSET IMPAIRMENTS	202				202
RESTRUCTURING CHARGES	235	—	—	—	235

OPERATING INCOME	9,602	—	1,564	—	11,166
INTEREST EXPENSE	6,909	—	60	—	6,969
OTHER LOSS, NET	—	—	(170)	—	(170)

INCOME BEFORE INCOME TAXES	2,693	—	1,674	—	4,367
INCOME FROM SUBSIDIARIES	1,130	—	—	(1,130)	—
INCOME TAX EXPENSE	715	—	544	—	1,259

NET INCOME	$3,108	$—	$1,130	$(1,130)	$3,108

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$626,124	$13,405	$53,665	$(32,692)	$660,502
COST OF GOODS SOLD	539,489	11,353	45,467	(32,692)	563,617

GROSS PROFIT	86,635	2,052	8,198	—	96,885
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	38,565	3,559	4,356	—	46,480
INTANGIBLE ASSET AMORTIZATION	4,273	994	15	—	5,282
RESTRUCTURING CHARGES	139	260	857	—	1,256

OPERATING INCOME (LOSS)	43,658	(2,761)	2,970	—	43,867
INTEREST EXPENSE	20,997	—	186	—	21,183
GAIN ON AVAILABLE FOR SALE SECURITIES	(753)	—	—	—	(753)
OTHER INCOME, NET	—	—	332	—	332

INCOME (LOSS) BEFORE INCOME TAXES	23,414	(2,761)	2,452	—	23,105
LOSS FROM SUBSIDIARIES	(201)	—	—	201	—
INCOME TAX EXPENSE (BENEFIT)	7,131	(637)	529	—	7,023

NET INCOME (LOSS)	$16,082	$(2,124)	$1,923	$201	$16,082

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$487,483	$—	$30,105	$—	$517,588
COST OF GOODS SOLD	420,282	—	23,797	—	444,079

GROSS PROFIT	67,201	—	6,308	—	73,509
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	30,661	—	3,863	—	34,524
INTANGIBLE ASSET AMORTIZATION	5,194	—	34	—	5,228
ASSET IMPAIRMENTS	202				202
RESTRUCTURING CHARGES	1,560	—	—	—	1,560

OPERATING INCOME	29,584	—	2,411	—	31,995
INTEREST EXPENSE	20,302	—	169	—	20,471
LOSS ON EXTINGUISHMENT OF DEBT	8,566	—	—	—	8,566
OTHER LOSS, NET	—	—	(56)	—	(56)

INCOME BEFORE INCOME TAXES	716	—	2,298	—	3,014
INCOME FROM SUBSIDIARIES	1,486	—	—	(1,486)	—
INCOME TAX EXPENSE (BENEFIT)	(191)	—	812	—	621

NET INCOME	$2,393	$—	$1,486	$(1,486)	$2,393

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,518	$528	$4,059	$—	$6,105
Accounts receivable — net of allowances	114,859	4,572	12,739	—	132,170
Intercompany receivable	—	10,445	4,064	(14,509)	—
Inventories	105,016	5,521	10,640	—	121,177
Deferred income taxes	3,420	295	170	—	3,885
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	7,737	102	591	(5,358)	3,072

Total current assets	233,096	21,463	32,263	(19,867)	266,955

PROPERTY, PLANT AND EQUIPMENT, NET	51,300	2,911	1,827	—	56,038
GOODWILL	31,675	23,541	1,489	—	56,705
INTANGIBLE ASSETS, NET	22,699	7,294	89	—	30,082
DEFERRED INCOME TAXES	58	—	657	—	715
OTHER ASSETS	8,320	—	95	—	8,415
INVESTMENT IN SUBSIDIARIES	60,608	—	—	(60,608)	—

TOTAL ASSETS	$407,756	$55,209	$36,420	$(80,475)	$418,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4	$—	$—	$—	$4
Accounts payable	29,294	354	3,803	—	33,451
Intercompany payable	764	4,063	9,682	(14,509)	—
Accrued liabilities	26,584	(845)	4,957	—	30,696
Other liabilities	—	—	5,358	(5,358)	—

Total current liabilities	56,646	3,572	23,800	(19,867)	64,151

LONG-TERM DEBT	321,743	—	—	—	321,743
OTHER LONG-TERM LIABILITIES	3,115	—	—	—	3,115
DEFERRED INCOME TAXES	(1,830)	3,649	—	—	1,819
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury Stock	(1,113)	—	—	—	(1,113)
Additional paid-in capital	92,514	50,112	1,474	(51,586)	92,514
Retained earnings (accumulated deficit)	(63,178)	(2,124)	10,497	(8,373)	(63,178)
Accumulated other comprehensive loss	(158)	—	(279)	279	(158)

Total shareholders’ equity	28,082	47,988	12,620	(60,608)	28,082

TOTAL LIABILITIES AND EQUITY	$407,756	$55,209	$36,420	$(80,475)	$418,910

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,493	$77	$2,884	$—	$33,454
Accounts receivable — net of allowances	100,285	—	10,489	—	110,774
Intercompany receivable	2,188	—	—	(2,188)	—
Inventories	75,001	—	6,129	—	81,130
Deferred income taxes	3,008	—	163	—	3,171
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	8,340	1	778	(5,358)	3,761

Total current assets	219,861	78	20,443	(7,546)	232,836

PROPERTY, PLANT AND EQUIPMENT, NET	45,470	—	261	—	45,731
GOODWILL	27,598	—	1,536	—	29,134
INTANGIBLE ASSETS, NET	23,657	—	107	—	23,764
DEFERRED INCOME TAXES	—	—	301	—	301
OTHER ASSETS	9,345	—	—	—	9,345
INVESTMENT IN SUBSIDIARIES	9,538	—	—	(9,538)	—

TOTAL ASSETS	$335,469	$78	$22,648	$(17,084)	$341,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7	$—	$—	$—	$7
Accounts payable	19,075	—	2,941	—	22,016
Intercompany payable	—	73	2,115	(2,188)	—
Accrued liabilities	27,492	5	2,696	—	30,193
Other liabilities	—	—	5,358	(5,358)	—

Total current liabilities	46,574	78	13,110	(7,546)	52,216

LONG-TERM DEBT	271,820	—	—	—	271,820
OTHER LONG-TERM LIABILITIES	4,258	—	—	—	4,258
DEFERRED INCOME TAXES	1,595	—	—	—	1,595
SHAREHOLDERS’ EQUITY:
Common stock	17	—	—	—	17
Additional paid-in capital	90,483	—	1,000	(1,000)	90,483
Retained earnings (accumulated deficit)	(79,260)	—	8,572	(8,572)	(79,260)
Accumulated other comprehensive loss	(18)	—	(34)	34	(18)

Total shareholders’ equity	11,222	—	9,538	(9,538)	11,222

TOTAL LIABILITIES AND EQUITY	$335,469	$78	$22,648	$(17,084)	$341,111

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$16,082	$(2,124)	$1,923	$201	$16,082
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	14,065	1,330	206	—	15,601
Stock-based compensation	2,781	—	—	—	2,781
Foreign currency transaction gain	—	—	332	—	332
Gain on available for sale securities	(753)	—	—	—	(753)
Deferred taxes	(4,118)	417	(281)	—	(3,982)
Excess tax benefits from stock-based compensation	(512)	—	—	—	(512)
Loss on disposal of fixed assets	161	—	—	—	161
Equity in consolidated subsidiaries	201	—	—	(201)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,449)	(499)	(2,175)	—	(15,123)
Inventories	(25,256)	(310)	(908)	—	(26,474)
Prepaid expenses and other assets	645	1,289	133	—	2,067
Accounts payable	9,527	(1,637)	39	—	7,929
Intercompany accounts	(26)	(4,879)	4,905	—	—
Accrued liabilities	(3,236)	(2,307)	2,060	—	(3,483)

Net cash flow from operating activities	(2,888)	(8,720)	6,234	—	(5,374)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(10,075)	(384)	(20)	—	(10,479)
Proceeds from sale of fixed assets	10	—	—	—	10
Acquisition of businesses, net of cash acquired	(64,074)	9,555	(4,353)	—	(58,872)

Net cash flow from investing activities	(74,139)	9,171	(4,373)	—	(69,341)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	164,145	—	—	—	164,145
Repayments under revolving loan facilities	(114,557)	—	—	—	(114,557)
Payment of deferred financing fees	(1,309)	—	—	—	(1,309)
Purchase of Treasury Stock	(815)	—	—	—	(815)
Repayment of long-term debt	(5)	—	—	—	(5)
Excess tax benefits from stock-based compensation	512	—	—	—	512

Proceeds from stock option exercises	81	—	—	—	81

Net cash flow from financing activities	48,052	—	—	—	48,052

Effect of exchange rate on cash and cash equivalents	—	—	(686)	—	(686)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,975)	451	1,175	—	(27,349)
CASH AND CASH EQUIVALENTS — Beginning of period	30,493	77	2,884	—	33,454

CASH AND CASH EQUIVALENTS — End of period	$1,518	$528	$4,059	$—	$6,105

NONCASH ACTIVITY
Unpaid capital expenditures	902	—	—	—	902
Unpaid business acquisition consideration	350	—	—	—	350
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	7,080	170	368	—	7,618
Cash interest paid	25,963	—	—	—	25,963

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$2,393	$—	$1,486	$(1,486)	$2,393
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	14,996	—	145	—	15,141
Stock-based compensation	1,715	—	—	—	1,715
Foreign currency transaction loss	—	—	(56)	—	(56)
Loss on extinguishment of debt	8,566	—	—	—	8,566
Asset impairments	202	—	—	—	202
Deferred taxes	(144)	—	842	—	698
Loss on disposal of fixed assets	395	—	—	—	395
Equity in consolidated subsidiaries	(1,486)	—	—	1,486	—
Changes in operating assets and liabilities:
Accounts receivable	(24,265)	—	(2,334)	—	(26,599)
Inventories	(22,165)	—	(4,748)	—	(26,913)
Prepaid expenses and other assets	(6,896)	11	5,093	—	(1,792)
Accounts payable	8,609	8	810	—	9,427
Intercompany accounts	2,029	(10)	(2,019)	—	—
Accrued liabilities	40	1	(833)	—	(792)

Net cash flow from operating activities	(16,011)	10	(1,614)	—	(17,615)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,500)	—	—	—	(4,500)
Purchase of investments	(1,576)	—	—	—	(1,576)
Proceeds from sale of fixed assets	1,170	—	—	—	1,170

Net cash flow from investing activities	(4,906)	—	—	—	(4,906)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	34,961	—	—	—	34,961
Repayments under revolving loan facilities	(45,200)	—	—	—	(45,200)
Payment of deferred financing fees related to issuance of 2018 Senior Notes	(6,695)	—	—	—	(6,695)
Repayment of long-term debt	(231,657)	—	—	—	(231,657)
Proceeds from issuance of 2018 Senior Notes	271,911	—	—	—	271,911

Net cash flow from financing activities	23,320	—	—	—	23,320

Effect of exchange rate on cash and cash equivalents	—	—	80	—	80
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,403	10	(1,534)	—	879
CASH AND CASH EQUIVALENTS — Beginning of period	4,018	57	3,524	—	7,599

CASH AND CASH EQUIVALENTS — End of period	$6,421	$67	$1,990	$—	$8,478

NONCASH ACTIVITY
Unpaid capital expenditures	199	—	—	—	199
Capital lease obligation	10	—	—	—	10
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	(932)	—	1,020	—	88
Cash interest paid	21,936	—	—	—	21,936

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

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. The price of copper is particularly volatile, and fluctuations in copper prices can significantly affect our sales and profitability. The average copper price on the COMEX was $4.07 and $4.20 per pound for the third quarter and first nine months of 2011, respectively, as compared to $3.30 and $3.26 per pound for the third quarter and first nine months of 2010, which represented increases of 23.3% and 28.8%, respectively.

As the result of our acquisition of TRC (as defined below) in the second quarter of 2011, we now have three reportable segments, Distribution, OEM (“Original Equipment Manufacturers”), and TRC.

2011 Acquisitions

During the second quarter of 2011, we utilized cash on hand, as well as borrowings under our existing credit facility to complete three business combination transactions (collectively, the “2011 Acquisitions”), as set forth below. Each of these 2011 Acquisitions was structured as an all-cash transaction, with aggregate consideration totaling $69.7 million. As further discussed below, we believe these acquisitions represent significant opportunities for us, including the strengthening and greater diversification of our overall portfolio.

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

Acquisition of Technology Research Corporation (“TRC”)

On May 16, 2011, we completed the acquisition of 100% of the outstanding stock of TRC. For its fiscal year ended March 31, 2011, TRC had revenues of approximately $36.0 million and net income of $1.5 million. TRC is a recognized leader in providing cost effective engineered solutions for applications involving power management and control, intelligent battery systems technology and electrical safety products based on proven ground fault sensing and Fire Shield® technology. These products are designed, manufactured and distributed to the consumer, commercial and industrial markets worldwide. TRC also supplies power monitors and control equipment to the United States Military and its prime contractors. TRC was publicly traded on the NASDAQ prior to its acquisition by Coleman. We completed the TRC acquisition as the result of a successful public tender offer to acquire all outstanding shares of TRC. The total purchase price consideration for TRC was approximately $51.5 million, including the acquisition-date fair value of an approximate 4.8% interest in TRC acquired by Coleman prior to submitting its acquisition proposal for TRC.

The Company believes TRC's sizable commercial and consumer products segment greatly broadens our current electrical products platform. In addition, TRC's battery, power storage, and power management systems, represent new product lines for Coleman.

TRC has maintained its current production facilities in Clearwater, FL, Titusville, FL, and Honduras and is reported herein as a separate reportable segment.

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

The purchase price allocations have been determined provisionally. The Company is in the process of reviewing recently finalized appraisals of tangible and intangible assets and is continuing to evaluate the initial purchase price allocations. Additionally, we are in the process of negotiating purchase price adjustments and resolving other purchase matters for the TDE acquisition, which may result in a corresponding adjustment to the total TDE purchase price as well as the value of assets acquired. Accordingly, the provisional measurement of inventories, property, plant, and equipment, intangible assets, taxes, and goodwill are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocated to goodwill.

We completed a comprehensive study of the fair value of intangibles related to the 2011 Acquisitions, causing a change in our preliminary allocation of intangibles previously disclosed. As a result of this change, the amount allocated to intangibles increased by $0.1 million with a corresponding decrease to goodwill.

New Revolving Credit Facility

On August 4, 2011, we entered into a new $250.0 million, five-year revolver credit facility agreement with an accordion feature that allows us to increase our borrowings by an additional $50.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility gives us greater flexibility than our former credit facility in many respects. See “Management’s Discussion and Analysis—Liquidity and Capital Resources-Revolving Credit Facility.”

Consolidated Results of Operations

The 2011 Acquisitions are included in our condensed consolidated results of operations beginning from each respective acquisition date. Accordingly, the consolidated statement of operations for the three and nine months ended September 30, 2011 includes six months of operations for the assets acquired in connection with the TDE acquisition, approximately 19 weeks of operations for the assets acquired in connection with both the FCWC and CWC acquisitions, and approximately five months of operations related to the acquisition of TRC. The consolidated statement of operations for the three and nine months ended September 30, 2010 does not include the impact of the 2011 Acquisitions.

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before net interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items include share-based compensation expense, acquisition-related costs, asset impairments, restructuring charges, losses on the extinguishment of our 2012 Senior Notes in the first quarter of 2010, the gain on available for sale securities recorded in the second quarter of 2011 relative to our investment in TRC at the date of the acquisition, and foreign currency transaction gains and losses recorded at our Canadian subsidiary.

We believe both EBITDA and Adjusted EBITDA serve as appropriate measures to be used in evaluating the performance of our business. We use these measures in the preparation of our annual operating budgets and in determining levels of operating and capital investments. We believe both EBITDA and Adjusted EBITDA allow us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. The usefulness of both EBITDA and Adjusted EBITDA as performance measures is limited by the fact that they both exclude the impact of interest expense, depreciation and amortization expense, and taxes. Due to these limitations, we do not, and you should not, use either EBITDA or Adjusted EBITDA as the only measures of our performance. We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance. Finally, other companies may define EBITDA and Adjusted EBITDA differently and, as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA measures of other companies.

The following tables, which reconcile our measure of Adjusted EPS to diluted earnings per share, and Adjusted EBITDA to net income, respectively, should be used along with the below statements of income for the periods presented, and the accompanying results of operations review.

Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
Earnings per share	$0.37	$0.18	$0.91	$0.14
Asset impairments (1)	—	0.01	—	0.01
Restructuring charges (2)	0.04	0.01	0.04	0.06
Loss on extinguishment of debt (3)	—	—	—	0.31
Gain on available for sale securities (4)	—	—	(0.04)	—
Other loss (income), net (5)	0.01	(0.01)	0.01	0.00
Share-based compensation expense (income) (6)	(0.03)	0.02	0.10	0.06
Acquisition-related costs(7)	0.01	—	0.12	—

Adjusted diluted earnings per share	$0.40	$0.21	$1.14	$0.58

Net income (loss), as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
	(Thousands)		(Thousands)
Net income	$6,480	$3,108	$16,082	$2,393
Interest expense	7,086	6,969	21,183	20,471
Income tax expense	2,637	1,259	7,023	621
Depreciation and amortization expense (a)	5,137	4,377	14,057	13,562

EBITDA	$21,340	$15,713	$58,345	$37,047

Asset impairments (1)	—	202	—	202
Restructuring charges (2)	1,061	235	1,256	1,560
Loss on extinguishment of debt (3)	—	—	—	8,566
Gain on available for sale securities (4)	—	—	(753)	—
Other loss (income), net (5)	418	(170)	332	(56)
Share-based compensation expense (income) (6)	(739)	631	2,781	1,715
Acquisition-related costs(7)	223	—	2,801	—

ADJUSTED EBITDA	$22,303	$16,611	$64,762	$49,034

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item listed in the table above, which has been excluded from EBITDA in order to arrive at our measure of Adjusted EBITDA for each of the periods presented, is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded net income of $6.5 million (or $0.37 per diluted share) in the third quarter of 2011, as compared to net income of $3.1 million (or $0.18 per diluted share) for the third quarter of 2010. For the third quarter of 2011, we recorded EBITDA of $21.3 million, as compared to $15.7 million in EBITDA for the third quarter of 2010.

We recorded net income of $16.1 million (or $0.91 per diluted share) in the nine months ended September 30, 2011, as compared to net income of $2.4 million (or $0.14 per diluted share) for the first nine months of 2010. For the nine months ended September 30, 2011, we recorded EBITDA of $58.3 million, as compared to $37.0 million in EBITDA for the nine months ended September 30, 2010.

As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income-statement review below contains further detail regarding these items.

(1)	Asset impairments: Our results for the three and nine months ended September 30, 2010 included $0.2 million ($0.1 million after tax or $0.01 per diluted share) for non-cash asset impairment charges.
(2)	Restructuring charges: We recorded restructuring charges of $1.1 million ($0.6 million after tax, or $0.04 per diluted share) and $1.3 million ($0.8 million after tax, or $0.04 per diluted share) during the three and nine months ended September 30, 2011, respectively. These expenses were primarily comprised of severance costs related to an announced realignment of our Canadian operations, including the planned elimination of certain support positions in our Toronto distribution center and headquarters, which we expect to complete during the fourth quarter of 2011. Our results for the three and nine months ended September 30, 2010 included $0.2 million ($0.1 million after tax or $0.01 per diluted share) and $1.6 million ($1.0 million after tax or $0.06 per diluted share), respectively, in restructuring charges. These expenses were primarily comprised of holding costs associated with nine facilities closed throughout 2008 and 2009.

(3)	Loss on extinguishment of debt: In 2010, we refinanced our 2012 Senior Notes by issuing $275.0 million in 2018 Senior Notes. As a result of the transaction, we recorded an associated loss of $8.6 million ($5.3 million after tax, or $0.31 per diluted share).
(4)	Gain on available for sale securities: We held a 4.8% interest in TRC at the time we acquired TRC. The fair value of our 4.8% pre-existing interest at the merger date was included in the total purchase price for TRC. As a result, we recorded a non-taxable gain of $0.8 million ($0.8 million after tax, or $0.04 per diluted share) in the second quarter of 2011 which represented the impact of re-measuring to fair value the 4.8% equity interest in TRC we held before the business combination.
(5)	Other (income) loss, net: Other income primarily consists of foreign currency transactions gains and losses and are related to the impact of exchange rate fluctuations on our Canadian subsidiary. We recorded a foreign currency transaction loss of $0.4 million ($0.3 million after tax, or $0.01 per diluted share) and $0.3 million ($0.2 million after tax, or $0.01 per diluted share) for the three and nine months ended September 30, 2011, respectively. We recorded a foreign currency transaction gain of $0.2 million ($0.1 million after tax, or $0.01 per diluted share) and $0.1 million ($0.0 million after tax, or $0.00 per diluted share) for the three and nine months ended September 30, 2010, respectively.
(6)	Share-based compensation expense (income): We recorded stock compensation income of $0.7 million ($0.5 million after tax, or $0.03 per diluted share) in the three months ended September 30, 2011 and expense of $2.8 million ($1.7 million after tax, or $0.10 per diluted share) during the nine months ended September 30, 2011. Our results for the three and nine month periods ended September 30, 2010 included $0.6 million ($0.4 million after tax or $0.02 per diluted share) and $1.7 million ($1.1 million after tax or $0.06 per diluted share), respectively, of stock-based compensation expense. Stock-based compensation expense is excluded from our measures of Adjusted EBITDA and Adjusted EPS to represent normalized operational results due to the periodic fluctuations in the value of the underlying instruments.
(7)	Acquisition-related costs: Our results for 2011 included acquisition-related costs of $0.2 million ($0.1 million after tax or $0.01 per diluted share) in the three months ended September 30, 2011 and $2.8 million ($2.0 million after tax or $0.12 per diluted share) during the nine months ended September 30, 2011. Acquisition-related costs include outside legal, consulting and other fees, and direct expenses incurred in 2011 relative to acquisition-related activities. These costs are excluded from our measures of Adjusted EBITDA and Adjusted EPS so that such measures may more closely reflect underlying operational results.

The following sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

	Three Months Ended September 30,				Period-over-Period Change
	2011		2010		2011 vs. 2010
	Amount	%	Amount	%	$ Change	% Change
	(unaudited)
	(Thousands, except per share data)
Distribution net sales	$170,312	72.5%	$142,222	75.8%	$28,090	19.8%
OEM net sales	55,782	23.8	45,375	24.2	10,407	22.9
TRC net sales	8,757	3.7	—	—	8,757	—

Consolidated net sales	234,851	100.0	187,597	100.0	47,254	25.2
Gross profit	34,618	14.7	24,674	13.2	9,944	40.3
Selling, general and administrative expenses	14,986	6.4	11,465	6.1	3,521	30.7
Intangible amortization expense	1,950	0.8	1,606	0.9	344	21.4
Asset impairments	—	0.0	202	0.1	(202)	(100.0)
Restructuring charges	1,061	0.5	235	0.1	826	351.5

Operating income	16,621	7.1	11,166	6.0	5,455	48.9
Interest expense	7,086	3.0	6,969	3.7	117	1.7
Other (income) loss, net	418	0.2	(170)	(0.1)	588	345.9

Income before income taxes	9,117	3.9	4,367	2.3	4,750	108.8
Income tax expense	2,637	1.1	1,259	0.7	1,378	109.5

Net income	$6,480	2.8	$3,108	1.7	$3,372	108.5

Diluted income per share	$0.37		$0.18

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

	Nine Months Ended September 30,				Period-over-Period Change
	2011		2010		2011 vs. 2010
	Amount	%	Amount	%	$ Change	% Change
	(unaudited)
	(Thousands, except per share data)
Distribution net sales	$475,271	72.0%	$383,091	74.0%	$92,180	24.1%
OEM net sales	171,826	26.0	134,497	26.0	37,329	27.8
TRC net sales	13,405	2.0	—	—	13,405	—

Consolidated net sales	660,502	100.0	517,588	100.0	142,914	27.6
Gross profit	96,885	14.7	73,509	14.2	23,376	31.8
Selling, general and administrative expenses	46,480	7.0	34,524	6.7	11,956	34.6
Intangible amortization expense	5,282	0.8	5,228	1.0	54	1.0
Asset impairments	—	—	202	0.0	(202)	—
Restructuring charges	1,256	0.2	1,560	0.3	(304)	(19.5)

Operating income	43,867	6.6	31,995	6.2	11,872	37.1
Interest expense	21,183	3.2	20,471	4.0	712	3.5
Loss on extinguishment of debt	—	—	8,566	1.7	(8,566)	—
Gain on available for sale securities	(753)	(0.1)	—	—	(753)	—
Other (income) loss, net	332	0.1	(56)	0.0	388	(692.9)

Income before income taxes	23,105	3.5	3,014	0.6	20,091	666.6
Income tax expense	7,023	1.1	621	0.1	6,402	1,030.9

Net income	$16,082	2.4	$2,393	0.5	$13,689	572.0

Diluted income per share	$0.91		$0.14

Segments

As a result of the TRC acquisition, we now have three reportable segments: (1) Distribution, (2) OEM and (3) TRC. The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us, which are used as inputs into subassemblies of manufactured finished goods. TRC, which was acquired in 2011, provides engineered electrical, power management and battery products.

Net sales

The increase in net sales for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, reflected the following factors:

•

Increased selling prices, partially due to increased copper prices, accounted for increased net sales of approximately $30.1 million and $107.2 million, respectively. In particular, average COMEX copper prices increased by 23.3% and 28.8%, respectively, in the third quarter and first nine months of 2011, as compared to the third quarter and first nine months of 2010;

•

Increased sales volumes (measured in total pounds shipped as set forth below), primarily due to overall market demand growth across a number of end markets, accounted for approximately $8.4 million and $22.3 million in increased net sales, respectively; and,

•	The TRC acquisition, consummated in the second quarter of 2011, accounted for $8.8 million and $13.4 million in increased net sales, respectively. Our 2010 results did not include TRC.

The following table sets forth our sales volume by segment, measured in thousands of total pounds shipped, as well as average COMEX copper prices for the periods presented:

Total Sales Volume in Pounds (1)	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(Thousands)			(Thousands)
Distribution	44,425	43,333	2.5%	123,242	121,272	1.6%
OEM	21,010	18,986	10.7	62,890	56,181	11.9

Consolidated	65,435	62,319	5.0	186,132	177,453	4.9

Average COMEX Copper (2)	$4.07	$3.30	23.3	$4.20	$3.26	28.8

(1)	TRC does not currently track volume through total pounds shipped.
(2)	Represents the average price for one pound of copper on the COMEX for the period indicated.

We believe the total volume increases noted above are generally indicative of an overall improvement in market conditions, as we have experienced broad-based demand increases across most areas of our business. The higher degree of volume growth experienced in 2011 within our OEM segment reflects both an expansion of our OEM customer base and increased demand from existing customers, which we believe is a function of the relative strength of the industrial-related end markets served by our OEM segment as compared to the broader U.S. economy.

Gross profit

Our gross profit for three and nine months ended September 30, 2011, included $2.1 million and $3.1 million in gross profit recorded for TRC, which was acquired during the second quarter of 2011. Excluding the impact of TRC, gross profit increased by $7.8 million and $20.3 million for the third quarter and first nine months of 2011, as compared to the same periods in 2010, with the vast majority of these increases attributable to incremental gross profit generated from the above-noted sales increases. To a lesser degree, the increased gross profit reflects an improvement in our gross profit as a percentage of net sales (“gross profit rate”). For the third quarter of 2011, our gross profit rate improved by 1.5 percent (as a percentage of net sales), as compared to the third quarter of 2010, which in turn resulted in a 0.5 percent improvement in our gross profit rate for the first nine months of 2011, as compared to the first nine months of 2010. This improvement in our gross profit rate primarily reflected customer acceptance of product price increases across a number of end markets during the third quarter of 2011 which outpaced increases in the related costs of such products. The impact of such improved product pricing across our business during the third quarter built on the relative pricing strength we have experienced throughout 2011 within our OEM segment, which we believe continues to reflect the underlying demand strength in such markets.

Selling, general and administrative (“SG&A”) expense

For the three and nine months ended September 30, 2011, we incurred $2.5 million and $4.6 million, respectively, in SG&A expenses arising directly from the 2011 Acquisitions, primarily TRC, which accounted for approximately $2.5 million and $3.6 million, respectively, of the total, as well as $0.2 million and $2.8 million, respectively, of outside legal, consulting and other fees, and direct expenses incurred relative to the 2011 Acquisitions. We incurred no such acquisition-related costs in 2010. Excluding the impact of such acquisition-related costs, our SG&A expenses increased $0.8 and $4.6 million in the third quarter and first nine months of 2011, respectively, as compared to the same periods in 2010, primarily due to increased payroll and related costs of $1.6 million and $2.8 million, respectively. These increases were offset by the share based compensation income of $0.7 million recorded for the third quarter of 2011.

Intangible amortization expense

The increase in intangible amortization for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, reflects the impact of amortization recorded in relation to the 2011 Acquisitions partially offset by lower amortization expense recorded in relation to acquisitions made in prior years. Amortization expense relative to intangible assets reflects the fact that such assets are generally amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and, accordingly, results in lower amortization in periods further removed from the period of initial recognition.

Restructuring charges

We recorded $1.1 million and $1.3 million in restructuring costs in the third quarter and first nine months of 2011, respectively, including most notably, $0.9 million of severance costs related to the realignment of our Toronto distribution facility. As part of this realignment, at the end of the fourth quarter of 2011, we plan to vacate our current Toronto-based distribution and headquarters facility, with a majority of our Canadian distribution being transitioned to our existing distribution facility in Wisconsin and a new, smaller Toronto-based distribution facility. In addition to the $0.9 million in severance recorded in the third quarter of 2011, we anticipate incurring approximately $0.5 million in costs during the fourth quarter of 2011 associated with termination of the existing Toronto-based facility lease and other related closing costs. Restructuring costs also included lease termination and other holding costs related to facilities closed in prior years, currently consisting of one leased and one owned facility for which we continue to pay holding costs. In 2010, we incurred $0.2 million and $1.6 million for the third quarter and first nine months of 2010, respectively, primarily comprised of holding costs associated with facilities closed throughout 2008 and 2009.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Three Months Ended September 30,				Year-over-Year Change
	2011		2010		2011 vs. 2010
	Amount	% Net Sales	Amount	% Net Sales	$ Change	% Change
	(Thousands)
Operating Income:
Distribution	$17,519	10.3%	$12,561	8.8%	$4,958	39.5%
OEM	4,040	7.2	3,099	6.8	941	30.4
TRC	(1,013)	(11.6)	—	—	(1,013)	—
Corporate	(3,925)		(4,494)

Consolidated operating income	$16,621	7.1%	$11,166	6.0%	$5,455	48.9

	Nine Months Ended September 30,				Year-over-Year Change
	2011		2010		2011 vs. 2010
	Amount	%Net Sales	Amount	%Net Sales	$ Change	% Change
	(Thousands)
Operating Income (Loss):
Distribution	$48,894	10.3%	$36,507	9.5%	$12,387	33.9%
OEM	14,365	8.4	10,388	7.7	3,977	38.3
TRC	(1,817)	(13.6)	—	—	(1,817)	—

Corporate	(17,575)		(14,900)

Consolidated operating income	$43,867	6.6%	$31,995	6.2%	$11,872	37.1

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

Distribution operating income improvement for the three and nine months ended September 30, 2011, as compared to the third quarter and first nine months of 2010, primarily reflected the favorable gross profit impact of the above-noted increased sales and volume in 2011. The operating income rate improvement primarily reflects increased fixed-cost leverage, as such costs were spread over a higher overall net sales base for 2011.

OEM operating income improvement for the three and nine months ended September 30, 2011, as compared to the third quarter and first nine months of 2010, primarily reflected the favorable gross profit impact of the above-noted increased sales and volume in 2011. The operating income rate improvement reflects increased fixed-cost leverage, as such costs were spread over a higher overall net sales base for 2011.

TRC recorded an operating loss of $1.8 million for the approximate 19 week period from its acquisition through the September 30, 2011 quarter end, which is primarily reflective of the impact of amortization expense brought about by the recognition of intangible assets as part of purchase accounting for the acquisition, and restructuring expenses.

Interest expense

We incurred increased interest expense due to higher average outstanding borrowings for the nine months ended September 30, 2011 compared to the same period last year.

Loss on extinguishment of debt

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

Other income (loss), net

We recorded other income (loss) reflecting the impact of exchange rate changes on our Canadian subsidiary.

Income tax expense (benefit)

The increase in our tax rate for the third quarter and first nine months of 2011, as compared to the same respective periods of 2010, reflects an increase in our pre-tax income in 2011 offset by the impact of a $0.8 million non-taxable gain on our approximate 4.8% equity holdings in TRC at the time of the acquisition, as previously discussed.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
	(Thousands)		(Thousands)
Net cash flow from operating activities	$9,345	$(10,242)	$(5,374)	$(17,615)
Interest expense	7,086	6,969	21,183	20,471
Income tax expense	2,637	1,259	7,023	621
Excess tax benefits from stock-based compensation	512	—	512	—
Deferred taxes	1,405	(1,355)	3,982	(698)
Gain (loss) on disposal of fixed assets	(166)	81	(161)	(395)
Share-based compensation expense	739	(631)	(2,781)	(1,715)
Loss on extinguishment of debt	—	—	—	(8,566)
Gain on available for sale securities	—	—	753	—
Asset impairments	—	(202)	—	(202)
Foreign currency transaction gain (loss)	(418)	170	(332)	56
Amortization of debt issuance costs (a)	(512)	(543)	(1,544)	(1,579)
Changes in operating assets and liabilities	712	20,207	35,084	46,669

EBITDA	$21,340	$15,713	$58,345	$37,047

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation, and are included as a component of interest expense for income statement presentation.

Liquidity and Capital Resources

Debt

The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of September 30, 2011	As of December 31, 2010
Revolving Credit Facility expiring October 2016	$49,588	$—
Senior notes due February 15, 2018	272,152	271,815
Capital lease obligations	7	12

Total long-term debt, including current portion	$321,747	$271,827

As of September 30, 2011, we had a total of $6.1 million in cash and cash equivalents and $49.6 million in outstanding borrowings under our Revolving Credit Facility. Also, as of September 30, 2011, we have no required debt repayments until our Senior Notes mature in 2018.

Revolving Credit Facility

On August 4, 2011, we entered into a new $250.0 million, five-year revolving credit facility agreement with an accordion feature that allows us to increase our borrowings by an additional $50.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility replaced a $200 million revolving credit facility which was scheduled to expire in April of 2012. The Revolving Credit Facility, which expires on October 1, 2016, is an asset-based loan facility, with a $20.0 million Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below. We incurred $1.4 million in fees and direct costs related to negotiating the Revolving Credit Facility. These respective fees will be amortized over the life of the revolver.

The interest rate charged on borrowings under the Revolving Credit Facility is based on our election of either the base rate (greater of federal funds rate plus 0.5% and the lender’s prime rate) plus a range of 0.25% to 0.75% or the Eurodollar rate plus a range of 1.50% to 2.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay an unused line fee of between 0.25% and 0.50% based on quarterly average excess availability pursuant to the terms of the Revolving Credit Facility.

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a fixed charge covenant ratio of not less than 1.0 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $250.0 million or (2) the sum of 85% of eligible accounts receivable, 70% of eligible inventory, with a maximum amount of borrowing-base availability which may be generated from inventory of $150.0 million for the U.S. portion and $12.0 million Canadian for the Canadian portion, and an advance rate to be 75% of certain appraised real estate and 85% of certain appraised equipment and capped at $62.5 million, with a $15.0 million sublimit for letters of credit. Our current availability does not include additional availability that may be generated by adding real estate and certain equipment to the borrowing base.

The Revolving Credit Facility is guaranteed by CCI International, Inc. (“CCI International”), TRC (excluding TRC’s 100%-owned foreign subsidiary, TRC Honduras, S.A. de C.V.) and Patco Electronics (“Patco”), each of which are 100%-owned domestic subsidiaries, and is secured by substantially all of our assets and the assets of each of CCI International, TRC and Patco, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of CCI International, TRC and Patco and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.

The Revolving Credit Facility creates greater flexibility than our previous revolving credit facility in many respects, including, without limitation, as to the representations and warranties and event of default triggers contained therein, as well as the financial covenants and the covenants that restrict our ability to pay dividends or distributions, permit liens on property, make investments, provide guarantees, enter into merger, acquisitions or consolidations, conduct asset sales, enter into leases or sale and leaseback transactions and enter into transactions with affiliates. In particular, pursuant to the Revolving Credit Facility: (i) we are no longer required to maintain a minimum of $10.0 million in excess availability at all times (ii) our general permitted indebtedness basket has been increased from $10.0 million to $25.0 million and (iii) we are now able to dispose of up to 15% of our consolidated assets in any fiscal year so long as we maintain (a) excess availability of the greater of $40.0 million and 15% of the commitments under the Revolving Credit Facility and (b) a fixed charge coverage ratio of at least 1.0 to 1.0. In addition, both the excess availability and fixed charge coverage tests that limit our ability to enter into acquisitions, make investments, repurchase the Senior Notes and pay dividends have been reduced under the Revolving Credit Facility from those set forth in the previous Revolving Credit Facility. We maintained greater than $40.0 million of monthly excess availability during the third quarter of 2011.

As of September 30, 2011, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (“Senior Notes”)

Our Senior Notes mature on February 15, 2018 and have an aggregate principal amount of $275.0 million and a 9% coupon rate. Interest payments are due on February 15th and August 15th. As of September 30, 2011, we were in compliance with all of the covenants of our Senior Notes. Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining life of the Senior Notes.

The Indenture relating to our Senior Notes contains customary covenants that limit us and our restricted subsidiaries from, among other things, incurring additional indebtedness, making restricted payments, creating liens, paying dividends, consolidating, merging or selling substantially all of their assets, entering into sale and leaseback transactions, and entering into transaction with affiliates. Additionally, all our domestic restricted subsidiaries that guarantee the Revolving Credit Facility are required under the Indenture to guarantee our obligations under the Senior Notes. Following our entry into the new Revolving Credit Facility, TRC and Patco became subsidiary guarantors of the Senior Notes.

Current and Future Liquidity

In general, we require cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements tend to increase when we experience significant increased demand for products or significant copper price increases. Accordingly, we may be required to borrow against our Revolving Credit Facility in the future upon the occurrence of various events, including increases in the price of copper, which increase our working capital requirements. Our management assesses the future cash needs of our business by considering a number of factors, including: (1) earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service expenses, and (4) planned capital expenditures.

Recently we have had to rely on borrowings from the Revolver due to higher working capital requirements, driven mainly by higher average copper prices, acquisitions, and acquisition-related costs. Based on the foregoing, we believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures and strategic acquisitions for the foreseeable future. As of September 30, 2011, we had $49.6 million in outstanding borrowings against our $250.0 million Revolving Credit Facility and a corresponding $119.8 million in excess availability under the Revolving Credit Facility, and $6.1 million in cash and cash equivalents.

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

On August 3, 2011, our board of directors authorized the purchase over the next 24 months of up to 0.5 million shares of the Company’s common stock in open market or privately negotiated transactions. We repurchased 0.1 million shares at a total cost of $1.1 million, including commissions, of common stock during the three and nine months ended September 30, 2011. There can be no assurance that any share purchases will be made. The number of shares actually purchased will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions and management’s assessment of competing alternatives for capital deployment.

Net cash used by operating activities for the nine months ended September 30, 2011 was $5.4 million as compared to $17.6 million for the nine months ended September 30, 2010. Operating cash outflow of $5.4 million in the first nine fiscal months of 2011 reflects a net working capital use of $35.1 million driven principally by increases in accounts receivable and inventory of $15.1 million and $26.5 million, respectively, which were partially offset by increases in accounts payable and prepaid expenses of $10.0 million. The increase in inventory is primarily due to the increase in metal prices in the first six months of the year and seasonal trends in which inventories are built in anticipation of demand during the fall months when volume typically increases. The increase in accounts payable and prepaid expenses and other assets was the result of incremental manufacturing activity due to increased demand and higher raw material cost inputs. Partially offsetting this $35.1 million net working capital use of cash is $15.6 million of net income adjusted for non-cash items, primarily depreciation and amortization.

Net cash used in investing activities for the first nine months of 2011 was $69.3 million, primarily due to the 2011 Acquisitions, as discussed above. During 2011, we purchased no investments, as compared to $1.6 million in investments during the first nine months of 2010. We expect our 2011 capital expenditures to total between $13.0 million and $16.0 million for the fiscal year ending December 31, 2011. This reflects a significant increase in expected quarterly spending as compared to $4.5 million spent for the nine months ended September 30, 2010. The increase in expected capital spending reflects recent opportunities to selectively add capacity and reduce costs.

Net cash provided by financing activities for the first nine months of 2011 was $48.1 million. During the first nine months of 2011, a net $49.6 million was provided by borrowing against the Revolving Credit Facility, in order to fund the 2011 Acquisitions, as well as $0.8 million used to repurchase the Company’s common stock as discussed above. During the first nine months of 2010, $23.3 million was provided by financing activities, due primarily to the refinancing of our Senior Notes during the first nine months of 2010.

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

ITEM 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended September 30, 2011:

Three Months Ended September 30, 2011	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – July 31	4,092	$15.50	—
August 1 – August 28	15,300	9.76	15,300
September 1 – September 31	99,163	9.04	99,163

Total	118,555	$9.36	114,463	385,537

(1)	The Company purchased all of the 4,092 shares between July 1, 2011 and July 31, 2011 from an employee of the Company that were withheld to satisfy the tax withholding obligation due upon vesting of a performance stock award.

ITEM 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC.
(Registrant)

Date: November 4, 2011	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: November 4, 2011	By	/s/ Richard N. Burger
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description

3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2010.

4.1 —	First Supplemental Indenture, dated August 12, 2011 by and among Technology Research Corporation, Patco Electronics, Inc., Coleman Cable, Inc., CCI International, Inc, and Deutsche Bank National Trust Company, incorporated by reference to our Current Report on Form 8-K as filed on August 16, 2011.

10.1 —	Second Amended and Restated Credit Agreement, dated as of August 4, 2011, by and among Coleman Cable, Inc., Technology Research Corporation and Woods Industries (Canada) Inc., as borrowers, the lenders that are signatories thereto, Wells Fargo Capital Finance, LLC, as the Administrative Agent, Joint Lead Arranger and Joint Bookrunner, incorporated herein by reference to our Current Report on Form 8-K as filed on August 10, 2011.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 —	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2011, filed on November 4, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.

*	Denotes management contract or compensatory plan or arrangement.