Form 10-K
period 2011-12-31
Coleman Cable, Inc.
filed 2012-03-13
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $162,016,043.

As of March 9, 2012, we had 17,452,454 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders to be held on May 1, 2012, which will be filed with the Securities and Exchange Commission 120 days within the end of the fiscal year ended December 31, 2011.

TRADEMARKS

Our trademarks, service marks and trade names referred to in this report include American Contractor®, Baron™, Booster-in-a-Bag®, CCI®, Clear Signal™, Copperfield®, Corra/Clad®, Maximum Energy®, Moonrays®, Plencote®, Polar-Flex™, Polar-Rig 125(R), Polar Solar®, Power Station®, Push-Lock™, Road Power®, Royal®, Seoprene®, Continental®, Triangle®, Signal®, Woods®, The Designers Edge®, TRC®, Shock Shield®, Electra Shield®, Fire Shield®, Yellow Jacket® and X-Treme Box™, among others.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors,” and elsewhere in this report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	our dependence on indebtedness and our ability to satisfy our debt obligations;

•	failure to identify, finance or integrate acquisitions;

•	product liability claims and litigation resulting from the design or manufacture of our products;

•	advancements in wireless technology;

•	impairment charges related to our goodwill and long-lived assets;

•	restructuring charges;

•	changes in the cost of labor or raw materials, including copper, PVC and fuel;

•	disruption in the importation of raw materials and products from foreign-based suppliers;

•	our ability to maintain substantial levels of inventory;

•	increase in exposure to political and economic development, crises, instability, terrorism, civil strife, expropriation, and other risks of doing business in foreign markets;

•	changes in tax legislation relating to our Honduras subsidiary; and

•	other risks and uncertainties, including those described under “Risk Factors.”

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

General

Coleman Cable, Inc. (the “Company,” “Coleman,” “we,” “us” or “our”) is a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the United States (“U.S.”) and, to a lesser degree, in Honduras and Canada. Our broad line of wire and cable products enables us to offer our customers a single source for many of their wire and cable product requirements. We manufacture our products in ten domestic manufacturing locations and supplement our domestic production with both international and domestic sourcing. We sell our products to more than 8,000 active customers in diverse end markets, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). Virtually all of our products are sold to customers located in either the U.S. or Canada.

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

Our business is organized into three reportable segments: (1) Distribution, (2) OEM, and (3) Other. We sell products from our four product lines across each of our reportable segments. Within these three reportable segments, we sell our products into multiple channels, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air conditioning and refrigeration (“HVAC/R”), irrigation, industrial/contractor, security/home automation, recreation/transportation, copper fabrication, US military, retail and automotive.

More detailed information regarding our primary product lines and segments is set forth below within the “Product Overview” and “Segment Overview” sections, as well as within Note 18 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document.

Industry and Competitive Overview

The wire and cable industry is mature and though it has experienced significant consolidation over the past few years, it remains fragmented and characterized by a large number of competitors. The markets we serve are highly competitive. While no single company competes with us in all of our product lines as a result of the diversity of our offerings, various companies compete with us in one or more product lines. Many of these competitors are large, well-established companies with greater financial resources than us. In addition, many of our products are made to industry specifications and, therefore, may be interchangeable with our competitors’ products. Competition in the markets we serve is based on a number of factors, such as breadth of product offering, inventory availability, delivery time, price, quality, customer service and relationships, brand recognition and logistics capabilities. We believe we can compete effectively on the basis of each of these factors.

Product Overview

In 2011 and 2010, net sales across our four major product lines were as follows:

	Year Ended December 31,
Net Sales by Groups of Products	2011	2010
	(In thousands)
Industrial Wire and Cable	$412,248	$328,405
Assembled Wire and Cable Products	237,716	196,523
Electronic Wire	177,817	154,825
Fabricated Bare Wire	39,575	24,010

Total	$867,356	$703,763

Industrial Wire and Cable

Our industrial wire and cable product line includes portable cord, machine tool wiring, building wire, welding, mining, pump, control, stage/lighting, diesel/locomotive, instrumentation, tray, thermocouple, high temperature, and metal clad cables and other power cord products. Our products are available in either polyvinyl chloride (PVC), crosslink, or thermoset constructions. Since 2008 we have invested resources to create 16 new industrial product lines to support the utility, energy, and infrastructure construction markets that are expected to grow over the next few years. These are medium power supply cables used for permanent or temporary connections between a power source (such as a power panel, receptacle or transformer) and a device (such as a motor, light, transformer or control panel). These products are used in construction, industrial MRO and OEM applications, such as airline support systems, wind turbines, solar, utilities, cranes, marinas, offshore drilling, fountains, car washes, sports lighting, construction, food processing, forklifts, mining and military applications. Our brands in this product line include Royal, Seoprene, Copperfield, Continental, Triangle, and Corra/Clad.

Assembled Wire and Cable Products

Our assembled wire and cable products include multiple types of extension cords, as well as ground fault circuit interrupters, portable lighting (incandescent, fluorescent and halogen), retractable reels, holiday items, solar lighting, recreational vehicle (“RV”) cords and adapters, and surge and strip products. For the automotive aftermarket we offer booster cables, battery cables and battery accessories. This product type also includes the design and manufacture of battery management tools for secondary or re-chargeable batteries. These battery product solutions support customers in military, commercial and industrial sectors. Our brands in this area of our business include Woods, Moonrays, Polar Solar, Yellow Jacket, American Contractor, Road Power, Power Station, Booster-in-a-Bag, TRC, Shock Shield, Electra Shield, Fire Shield, Designers Edge, and privately-labeled brands.

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

Segment Overview

As noted above, we classify our business into three reportable segments: (1) Distribution, (2) OEM, and (3) Other. Our reportable segments are a function of the customer type or end markets each respective segment serves and how we are organized internally to market to such customer groups and measure our financial performance. The Distribution segment serves customers in distribution businesses, who are resellers of our products, while our OEM segment serves OEM customers, who generally purchase more tailored products which are used as inputs into subassemblies of manufactured finished goods. Our Other segment was created as a result of our acquisition of TRC. We integrated a portion of TRC’s legacy business into our Distribution segment during 2011. The remainder of TRC’s legacy business, which has not yet been integrated into our two historical reportable segments, comprises the Other segment. Financial data for our business segments is as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Net sales:
Distribution	$632,777	$525,274
OEM	217,831	178,489
Other	16,748	—

Reporting Segment Total	$867,356	$703,763

Operating income:
Distribution	$60,885	$47,834
OEM	15,526	13,089
Other	(820)	—

Reporting Segment Total	75,591	60,923
Corporate	(22,907)	(19,941)

Consolidated operating income	$52,684	$40,982

Segment operating income represents income from continuing operations before interest expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, share-based compensation expense, and intangible amortization. Our segments have largely common production processes, and share manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments.

Raw Materials

Copper is the primary raw material used in the manufacture of our products. We currently obtain copper from multiple suppliers and there are many alternative sources of copper available to us. An unanticipated significant issue with any of our current suppliers of copper would require us to transition to alternative suppliers. While such a transition would cost us time and resources, alternative suppliers are readily available. Other significant raw materials used in the manufacture of our products are plastics, such as polyethylene and PVC, aluminum, linerboard and wood reels. As with copper, these raw materials are sourced from multiple suppliers and there are many alternative suppliers available to us. We typically have supplier agreements with terms of one to two years under which we may make purchases at the prevailing market price at the time of purchase, with no minimum purchase requirements. Our centralized procurement department makes an ongoing effort to reduce and contain raw material costs, and as noted above, we attempt to reflect raw material price changes in the sales price of our products. From time to time, we have employed, and may continue to employ, the use of derivatives, including copper commodity contracts, to manage our costs for such materials and to match our sales terms with certain customers.

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

Foreign Sales and Assets

For 2011 and 2010, our consolidated net sales included a total of $63.7 million and $47.7 million, respectively, in Canada. In addition, we had a total of approximately $0.2 million and $0.3 million in tangible long-lived assets in Canada at December 31, 2011 and 2010, respectively. As a result of the TRC acquisition, we had $1.6 million in tangible long-lived assets in Honduras at December 31, 2011. We did not have any significant sales outside of the U.S. and Canada in 2011 or 2010. In addition, all sales with Honduras are intercompany transactions.

Patents and Trademarks

We own a number of U.S. and foreign patents covering certain of our products. Our patents have varying durations currently ranging from less than a year to 15 years. We also own a number of registered trademarks. While we consider our patents and trademarks to be valuable assets, we do not consider any single patent or trademark to be of such material importance that its absence would cause a material disruption to our business. No patent or trademark is material to any of our reportable segments.

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

Backlog and Shipping

Our product lines generally have no significant order backlog because we follow the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. We believe that the ability to fill orders in a timely fashion is a competitive factor in the markets in which we operate.

Employees

As of December 31, 2011, we had 1,613 employees, with 15.6% of our employees represented by one labor union. Our current collective bargaining agreement expires December 21, 2012. We consider our labor relations to be good and we have not experienced any significant labor disputes.

Environmental, Health and Safety Regulation

Many of our products are subject to the requirements of federal, state and local or foreign regulatory authorities. We are subject to federal, state, local and foreign environmental, health and safety protection laws and regulations governing our operations and the use, handling, disposal and remediation of regulated materials currently or formerly used by us. A risk of environmental liability is inherent in our current and former manufacturing activities in the event of a release or discharge of regulated materials generated by us. We are party to one environmental claim, which is described below under the heading “Legal Proceedings.” At this time, the cost of compliance with environmental, health and safety laws and requirements is not material to us. There can be no assurance that the costs of complying with environmental, health and safety laws and requirements in our current operations, or that the potential liabilities arising from past releases of or exposure to regulated materials, will not result in future expenditures by us that could materially and adversely affect our financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

Disruptions in the supply of copper and other raw materials used in our products could cause us to be unable to meet customer demand, which could result in the loss of customers and net sales.

Copper is the primary raw material that we use to manufacture our products. Other significant raw materials that we use are plastics, such as polyethylene and PVC, aluminum, linerboard and wood reels. We typically have supplier agreements with terms of one to two years for our raw material needs that do not require us to purchase a minimum amount of these raw materials or involve long term fixed pricing arrangements. If we are unable to maintain good relations with our suppliers or if there are any business interruptions at our suppliers, we may not have access to a sufficient supply of raw materials. If we lose one or more key suppliers and are unable to locate an alternative supply, we may not be able to meet customer demand, which could result in the loss of customers and a decrease in net sales.

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

We have a significant amount of indebtedness. At December 31, 2011, we had approximately $302.9 million of total indebtedness, comprised of $272.3 million related to our 9% Senior Notes due in 2018 (“2018 Senior Notes”), including an unamortized discount of $2.7 million, $30.0 million from our revolving credit facility, and $0.8 million of capital leases.

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

Our products could be subject to product liability claims and litigation, which could adversely affect our financial condition and results of operations and harm our business reputation.

We manufacture products that create exposure to product liability claims, breach of contract claims, and litigation. If our products are not properly manufactured or designed, personal injuries or property damage could result, which could subject us to claims for damages. The costs associated with defending product liability claims and payment of damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful, and such claims could lead to decreased demand for our systems and products.

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

As of December 31, 2011, we employed 1,613 persons, 15.6% of whom are covered by a collective bargaining agreement, which expires on December 21, 2012. If unionized employees were to engage in a concerted strike or other work stoppage, if other employees were to become unionized, or if we are unable to negotiate a new collective bargaining agreement when the current one expires, we could experience a disruption of operations, higher labor costs or both. A strike or other disruption of operations or work stoppage could reduce our ability to manufacture quality products for our customers in a timely manner.

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

Our foreign operations, including Canada, Honduras, and China, are subject to risks inherent in maintaining operations abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or expropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Over time, we intend to continue expanding our foreign operations, which would serve to increase the level of these risks relative to our business operations and their potential effect on our financial position and results of operations.

Our business in Honduras is subject to changes in tax legislation.

Our Honduras operation currently operates under a foreign tax holiday, under which funds may not be repatriated without paying tax. Currently, we do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investment in our Honduran subsidiary. We consider the investment permanent in duration. A change in tax legislation or the Company’s exit from this location could create taxation that may be material to our operations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2011, we owned or leased the following primary facilities:

Operating Facilities	Type of Facility	Approximate Square Feet	Leased or Owned
Bremen, Indiana (Distribution Center)	Warehouse	48,000	Leased
Bremen, Indiana (East)	Manufacturing	106,200	Leased**
Bremen, Indiana (Fabricating)	Manufacturing	124,160	Leased**
Bremen, Indiana (Insulating)	Manufacturing	43,007	Leased**
Clearwater, Florida	Offices, Manufacturing, Warehouse	43,000	Building owned, land leased
El Paso, Texas	Manufacturing, Warehouse	401,400	Leased
Hayesville, North Carolina	Manufacturing	104,000	Owned
Lafayette, Indiana	Manufacturing, Warehouse	397,188	Owned
Markham, Ontario, Canada	Offices, Warehouse	43,629	Leased
Pleasant Prairie, Wisconsin	Warehouse	503,000	Leased
Texarkana, Arkansas	Manufacturing, Warehouse	106,700	Owned
San Pedro Sula, Honduras	Offices, Manufacturing, Warehouse	47,000	Leased
Titusville, FL	Offices, Warehouse	10,000	Leased
Waukegan, Illinois	Manufacturing	212,530	Owned — 77,394
			Leased — 135,136
Waukegan, Illinois	Offices	30,175	Leased
York, Pennsylvania	Offices, Manufacturing, Warehouse	65,000	Leased

Closed Facilities	Closure Year	Approximate Square Feet	Leased or Owned
Nogales, Arizona	2008	84,000	Leased
Siler City, North Carolina	2006	86,000	Owned
Toronto, Ontario, Canada	2011	200,000	Leased*
York, Pennsylvania	2011	60,000	Leased*

*	The associated leases expire in the first half of 2012
**	In January 2012, the Company exercised a purchase option to acquire the properties associated with these leases.

Our operating properties are used to support all of our reportable segments. We believe that our existing facilities are adequate for our operations. We do not believe that any single leased facility is material to our operations and, if necessary, we could readily obtain a replacement facility. Our real estate assets have been pledged as security for certain of our debt.

Our principal corporate offices are located at 1530 Shields Drive, Waukegan, Illinois 60085.

ITEM 3.	Legal Proceedings

We are involved in legal proceedings and litigation arising in the ordinary course of our business, including product liability claims relating to the manufacture or design of our products. In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. We believe that none of the routine litigation that we now face, individually or in the aggregate, will be material to our business. However, an adverse determination could be material to our financial position, results of operations or cash flows in any given period. We maintain insurance coverage for litigation that arises in the ordinary course of our business and believe such coverage is adequate.

We are party to one environmental claim. The Leonard Chemical Company Superfund site consists of approximately 7.1 acres of land in an industrial area located a half mile east of Catawba, York County, South Carolina. The Leonard Chemical Company operated this site until the early 1980s for recycling of waste solvents. These operations resulted in the contamination of soils and groundwaters at the site with hazardous substances. In 1984, the U.S. Environmental Protection Agency listed this site on the National Priorities List. Riblet Products Corporation, with which we merged in 2000, was identified through documents as a company that sent solvents to the site for recycling and was one of the companies receiving a special notice letter from the Environmental Protection Agency (“EPA”) identifying it as a party potentially liable under the CERCLA.

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a consent decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a site participation agreement with other PRPs for fulfillment of the requirements of the consent decree. Under the site participation agreement, we are responsible for a 9.19% share of the costs for the RD/RA. As of December 31, 2011, we had a $0.3 million accrual recorded for this liability.

Although no assurances are possible, we believe that our accruals related to environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the NASDAQ Global Market under the symbol “CCIX.” The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of our common stock:

	2011
	Sales Price
	High	Low
First Quarter	$9.00	$5.48
Second Quarter	$15.42	$8.25
Third Quarter	$17.21	$8.11
Fourth Quarter	$10.88	$7.30

	2010
	Sales Price
	High	Low
First Quarter	$4.95	$3.35
Second Quarter	$6.71	$5.07
Third Quarter	$6.39	$4.54
Fourth Quarter	$7.83	$5.34

As of March 9, 2012, there were 61 record holders of our common stock. The holders of our common stock are entitled to one vote per share.

Issuer Purchases of Equity Securities

In August 2011, we announced a two-year stock repurchase plan approved by our board of directors pursuant to which up to 0.5 million shares of the Company’s common stock is authorized to be purchased in open market or privately negotiated transactions. We may repurchase our common shares in the future but whether we do so will depend on a number of factors and there can be no assurance that we will purchase any amounts of our common shares.

The following table provides information about purchases made during the quarter ended December 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced Plans	Maximum number that may yet be purchased under the Plan
October 1, 2011 — October 31, 2011	—	$—	—
November 1, 2011 — November 30, 2011	143,333	$8.33	143,333
December 1, 2011 — December 31, 2011	53,875	$8.54	53,875

Total	197,208	$8.44	197,208	188,329

Recent Sales of Unregistered Securities

None.

Dividends and Distributions

The Company has no history of, nor any immediate plans to, pay cash dividends on its common shares. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors that our board of directors deems relevant. Our credit facility and the indenture governing our 2018 Senior Notes each contain restrictions on the payment of dividends to our shareholders. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 9% Senior Notes due 2018 (“Senior Notes”).” In addition, our ability to pay dividends is dependent on our receipt of cash dividends from our subsidiaries.

Equity Compensation Plan Information

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(3)
Equity Compensation Plans Approved by Security Holders	2,072,258	$11.07	424,640
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,072,258	$11.07	424,640

(1)	Includes both grants of stock options and unvested share awards.

(2)	Includes weighted-average exercise price of outstanding stock options only.

(3)	Does not include shares which may become available due to forfeiture or expiration.

ITEM 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described under “Item 1A, Risk Factors” and elsewhere in this report. We assume no obligation to update any of these forward-looking statements.

2011 Overview

We experienced increased demand levels in 2011 across a number of areas of our business as both the industry and most of our end-markets experienced another year of improving economic conditions. Overall, our volumes, measured in total pounds shipped, increased 5.5% in 2011 compared to 2010, with relatively stronger increases in our OEM business, as well as in industrial-related product categories, as market demand in both areas was favorably impacted by increased industrial output in the U.S. from 2010 levels. Other areas remain challenging, however, with particular weakness persisting in those channels and product categories linked to construction end-markets. Additionally, overall demand levels in the U.S. remain below pre-recessionary levels, as the magnitude of economic growth and recovery in the developing world has outpaced that in the U.S. Generally, we also experienced improved pricing across our business during the course of 2011, but also experienced significant copper price volatility throughout 2011, most notably a sharp decline in copper prices in the fourth quarter of 2011.

The decrease in copper prices during the second half of 2011, and most notably during the fourth quarter, appeared to reflect a number of wide-ranging factors, including fear of an economic slowdown, particularly within developing countries, coupled by decreased financial and investor interest in a wide-range of commodity-based investments, including copper. As a result, the average monthly price of copper cathode on the COMEX decreased during the second half of 2011, with a total decrease of 16.5% recorded between the monthly average of $4.11 per pound for June 2011 and an average of $3.43 per pound in December 2011. Copper prices have subsequently increased significantly, increasing 12.2% from year-end 2011 levels, during the first two months of 2012, with the average monthly price of copper on the COMEX reaching $3.85 in February 2012.

Such copper price fluctuations can significantly impact our sales and profitability, as copper constitutes the primary component of our product input costs, accounting for approximately 71.6% of our total costs of goods sold in 2011. Specifically, sharp copper price changes can significantly impact the spread between the cost of copper in our products and the prices we are able to charge for our products. Recently, as oil prices have increased, we have also begun to see signs of inflationary pressures in the cost of oil-based resins and freight costs.

Despite the challenges posed by such factors, our overall financial and operating performance in 2011 was strong:

•

Earnings per diluted share of $0.99 for 2011, as compared to $0.21 for 2010. On an adjusted basis, we recorded Adjusted earnings per diluted share of $1.20, as compared to Adjusted earnings per diluted share of $0.69 in 2010;

•

EBITDA for 2011 reached $72.6 million, as compared to EBITDA of $50.6 million in 2010. On an adjusted basis, we recorded Adjusted EBITDA of $78.6 million in 2011, as compared to Adjusted EBITDA of $64.0 million in 2010;

•	Overall reported revenues increased 23.2% in 2011 to $867.4 million as compared to $703.8 million in 2010, with an increase of 5.5% in total volume shipped;

•	Strong improvement in both OEM and Distribution operating income, with increases of 18.6% and 27.3%, respectively, recorded in 2011 as compared to 2010;

•

On August 4, 2011, we entered into a new $250.0 million, five-year revolving credit facility agreement with an accordion feature that allows us to increase our borrowings by an additional $50.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility gives us greater flexibility than our former credit facility in many respects. See “Management’s Discussion and Analysis-Liquidity and Capital Resources-Revolving Credit Facility.

Both the above-noted GAAP results and Non-GAAP measures, including our definition of such Non-GAAP measures and their reconciliation to GAAP measures, are set forth in greater detail as part of the “Consolidated Results of Operations” section that follows.

2011 Acquisitions

During the second quarter of 2011, we utilized cash on hand, as well as borrowings under our credit facility, to complete three business combination transactions (collectively, the “2011 Acquisitions”), as set forth below. Each of these 2011 Acquisitions was structured as cash transactions, with aggregate consideration totaling $69.7 million. As further discussed below, we believe these acquisitions represent significant opportunities for us, including the strengthening and greater diversification of our overall portfolio.

Acquisition of the Assets of The Designers Edge (“DE”)

On April 1, 2011, we acquired certain assets of DE, a leading designer and distributor of specialty lighting products in the U.S. and Canada, with 2010 sales in excess of $20.0 million. The total purchase price for the assets acquired, primarily trade receivables and merchandise inventories, was $10.9 million, subject to certain purchase price adjustments. The acquisition of DE’s assets significantly expands our market position across a wide range of lighting product categories, including industrial, work and utility, as well as products for security and landscape applications. We fully integrated the acquired assets of DE into our existing operations during the second quarter of 2011.

Acquisition of the Assets of First Capitol Wire and Cable (“FCWC”) and Continental Wire and Cable (“CWC”)

On April 29, 2011, we acquired certain assets of FCWC and CWC, both of which were privately-held entities based in York, Pennsylvania, with CWC being a 100%-owned subsidiary of FCWC. These two entities, which had annual combined sales in excess of $10.0 million, are leading manufacturers of industrial wire and cable products used across a number of commercial, utility and industrial end-markets. The total purchase price for the assets acquired, primarily merchandise inventories and production equipment, was $7.3 million, inclusive of working capital adjustments of $0.8 million. The acquisition of the assets of FCWC and CWC has allowed us to expand our capabilities, product offerings and capacity for producing a wide assortment of high-quality industrial cables. We fully integrated the assets of FCWC and CWC into our operations during the second quarter of 2011.

Acquisition of Technology Research Corporation (“TRC”)

On May 16, 2011, we completed the acquisition of 100% of the outstanding stock of TRC. For its fiscal year ended March 31, 2011, TRC had revenues of approximately $36.0 million and net income of $1.5 million. TRC is a recognized leader in providing cost effective engineered solutions for applications involving power management and control, intelligent battery systems technology and electrical safety products based on proven ground fault sensing and Fire Shield® technology. These products are designed, manufactured and distributed to the consumer, commercial and industrial markets worldwide. TRC also supplies power monitors and control equipment to the United States Military and its prime contractors. TRC was publicly traded on the NASDAQ prior to its acquisition by Coleman. We completed the TRC acquisition as the result of a successful public tender offer to acquire all outstanding shares of TRC. The total purchase price consideration for TRC was approximately $51.5 million, including the acquisition-date fair value of an approximate 4.8% interest already held by Coleman prior to the completion of the acquisition of TRC.

The Company believes TRC's commercial and consumer products segment broadens our current electrical products platform. In addition, TRC's battery, power storage, and power management systems represent new product lines for Coleman.

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

Except as pertaining to DE, the purchase price allocations have been finalized. We are in the process of negotiating purchase price adjustments for the DE acquisition, which may result in a corresponding adjustment to the total DE purchase price as well as the value of assets acquired. Accordingly, the provisional measurement of accounts receivable, inventories, property, plant, and equipment, intangible assets, taxes, and goodwill are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocated to goodwill.

2012 Outlook

Looking to 2012, we anticipate continued modest growth in demand. We believe our business should benefit from our expanded product line brought about both by our 2011 Acquisitions and the new products we have internally developed and brought to market over the past two years. Commodity prices and their impact on our business, however, remain a concern, as further significant fluctuations in copper prices and other raw material inputs such as petroleum-based compounds and transportation costs could impact our profitability. If general U.S. economic conditions improve further in 2012, we would expect to benefit given the diversity of our product offerings despite challenges which may persist in particular end-markets. We remain confident the Company is well positioned heading into 2012.

We have and intend to continue to pursue acquisition opportunities that have the potential to increase the size of our business operation or provide us with strategic advantages. The consummation of any acquisition, including those currently under consideration, may result in increased borrowing under our Revolving Credit Facility.

Consolidated Results of Operations

The 2011 Acquisitions are included in our consolidated results of operations beginning from each respective acquisition date. Accordingly, the consolidated statement of operations for the year ended December 31, 2011 includes nine months of operations for the assets acquired in connection with the DE acquisition, approximately eight months of operations for the assets acquired in connection with both the FCWC and CWC acquisitions, and approximately seven and a half months of operations related to the acquisition of TRC. The consolidated statement of operations for the year ended December 31, 2010 does not include the impact of the 2011 Acquisitions.

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items include asset impairments, restructuring charges, the gain on available for sale securities recorded in the second quarter of 2011 relative to our investment in TRC at the date of acquisition, acquisition-related costs, the favorable impact of an insurance settlement received in 2011 for a 2005 inventory-related theft, the loss recorded in connection with the extinguishment of our 2012 Senior Notes in 2010, and share-based compensation expense.

We believe both EBITDA and Adjusted EBITDA serve as appropriate measures to be used in evaluating the performance of our business. We employ the use of these measures in the preparation of our annual operating budgets and in determining levels of operating and capital investments. We believe both EBITDA and Adjusted EBITDA allow us to readily view operating trends, perform analytical comparisons, determine key personnel bonuses, and identify strategies to improve operating performance. We also believe both EBITDA and Adjusted EBITDA are performance measures that provide investors, securities analysts and other interested parties a measure of operating results unaffected by differences in capital structures, business acquisitions, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. However, the usefulness of both EBITDA and Adjusted EBITDA as performance measures are limited by the fact that they both exclude the impact of interest expense, depreciation and amortization expense, and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Due to these limitations, we do not, and you should not, use either EBITDA or Adjusted EBITDA as the only measures of our performance. We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance. Finally, other companies may define EBITDA and Adjusted EBITDA differently and, as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA measures of other companies.

Similarly, we believe our use of Adjusted EPS and Adjusted EBITDA provides an appropriate measure to use in assessing our performance across periods given that this measure provides an adjustment for certain significant items, the magnitude of which may vary significantly from period to period. However, we do not, and do not recommend that you, solely use Adjusted EPS to assess our financial and earnings performance. We also use, and recommend that you use, diluted earnings per share in addition to Adjusted EPS in assessing our earnings performance. Finally, other companies may define Adjusted EPS differently and, as a result, our measure of Adjusted EPS may not be directly comparable to Adjusted EPS measures of other companies.

The following tables, which reconcile our measure of Adjusted EPS to diluted earnings per share, and EBITDA and Adjusted EBITDA to net income, respectively, should be used along with the above statements of income for the periods presented, and the accompanying results of operations review.

Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS

	Year Ended December 31,
	2011	2010
Diluted earnings per share	$0.99	$0.21
Asset impairments(1)	—	0.01
Restructuring charges(2)	0.07	0.07
Loss on extinguishment of debt(3)	—	0.31
Gain on available for sale securities(4)	(0.04)	—
Share-based compensation expense(5)	0.11	0.09
Acquisition-related costs(6)	0.11	—
Insurance-related settlement(7)	(0.04)	—

Adjusted EPS	$1.20	$0.69

Net income, as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA

	Year Ended December 31,
	2011	2010
	(In thousands)
Net income	$17,441	$3,727
Interest expense(a)	28,092	27,436
Income tax expense	7,982	1,483
Depreciation and amortization expense(a)	19,103	17,954

EBITDA	$72,618	$50,600

Asset impairments(1)	—	324
Restructuring charges(2)	1,953	1,953
Loss on extinguishment of debt(3)	—	8,566
Gain on available for sale securities(4)	(753)
Share-based compensation expense(5)	3,173	2,575
Acquisition-related costs(6)	2,821	—
Insurance-related settlement(7)	(1,250)	—

Adjusted EBITDA	$78,562	$64,018

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item set forth in the table above which has been excluded from diluted earnings per share and net income in order to arrive at our measures of Adjusted EPS and Adjusted EBITDA, respectively, for each of the periods presented is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded net income of $17.4 million (or $0.99 per diluted share) in 2011, as compared to $3.7 million (or $0.21 per diluted share) for 2010. For 2011, we recorded EBITDA of $72.6 million as compared to EBITDA of $50.6 million in 2010. As set forth below, results for these periods were impacted by certain items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income-statement review below contains further detail regarding each of these items.

(1)	Asset impairments: We recorded $0.3 million ($0.2 million after tax, or $0.01 per diluted share) in non-cash asset impairments in 2010 related to properties held for sale.

(2)	Restructuring charges: Our results for 2011 and 2010 included $2.0 million ($1.2 million after tax or $0.07 per diluted share) and $2.0 million ($1.2 million after tax or $0.07 per diluted share), respectively, in restructuring charges. For 2011, these charges were primarily comprised of severance costs related to an announced realignment of our Canadian operations, including the planned elimination of certain support positions in our Toronto distribution center and headquarters, which we completed during the fourth quarter of 2011. As part of this realignment, at the end of the fourth quarter of 2011, we vacated our current Toronto-based distribution and headquarters facility, with a majority of our Canadian distribution being transitioned to our existing distribution facility in Wisconsin and a new, smaller Toronto-based distribution facility. Restructuring costs for 2011 also included lease termination and other holding costs related to facilities closed in prior years, consisting of one leased and one owned facility for which we continue to pay holding costs. In 2010, restructuring charges primarily relate to lease liabilities associated with certain leased facilities closed during 2008 which were acquired in 2007, as well as our two 2009 plant closures.

(3)	Loss on extinguishment of debt: We refinanced our 2012 Senior Notes during the first quarter of 2010 by issuing $275.0 million in 2018 Senior Notes. We recorded a loss of $8.6 million ($5.2 million after tax, or $0.31 per diluted share) associated with this refinancing.

(4)	Gain on available for sale securities: We held a 4.8% interest in TRC at the time we acquired TRC. The fair value of our 4.8% pre-existing interest at the merger date was included in the total purchase price for TRC. As a result, we recorded a non-taxable gain of $0.8 million ($0.8 million after tax, or $0.04 per diluted shares) in the second quarter of 2011, which represented the impact of re-measuring the fair value of the 4.8% equity interest in TRC we held before the business combination.

(5)	Share-based compensation expense: Our results for 2011 and 2010 included share-based compensation expense of $3.2 million ($1.9 million after tax or $0.11 per diluted share) and $2.6 million ($1.6 million after tax or $0.09 per diluted share), respectively. Share-based compensation is excluded from our measures of Adjusted EBITDA and Adjusted EPS in order for such measures to more closely reflect a measure of underlying operating results given periodic fluctuations in the estimated fair value of a significant portion of the underlying share-based instruments.

(6)	Acquisition-related costs: Our results for 2011 included acquisition-related costs of $2.8 million ($2.0 million after tax or $0.11 per diluted share). Acquisition-related costs include outside legal, consulting, and other fees, and direct expenses incurred in 2011 relative to the 2011 Acquisitions. These costs are excluded from our measures of Adjusted EBITDA and Adjusted EPS so that such measures may more closely reflect underlying operational results.

(7)	Insurance-related settlement: In the fourth quarter of 2011, we received $1.3 million ($0.8 million after tax, or $0.04 per diluted share) in proceeds, in settlement of an insurance-related matter pertaining to an inventory theft that occurred in 2005 at a since closed facility.

Excluding the impact of the above-noted items, our results for 2011 as compared to 2010, primarily reflected the impact of improved market conditions which have resulted in increased demand levels, and the favorable impact of such increased demand on our profitability, primarily in the form of higher overall gross profit, as well as the benefits of our cost-reduction and capacity rationalization efforts over the past three years.

The following table sets forth, for the years indicated, our consolidated statement of operations data in thousands of dollars and as a percentage of net sales.

	Year Ended December 31,				Period-over-Period Change
	2011		2010		2011 vs. 2010
	Amount	%	Amount	%	$ Change	% Change
	(Thousands, except per share data)
Distribution net sales	$632,777	73.0%	$525,274	74.6%	$107,503	20.5%
OEM net sales	217,831	25.1	178,489	25.4	39,342	22.0
Other net sales	16,748	1.9	—	—	16,748	—

Consolidated net sales	867,356	100.0	703,763	100.0	163,593	23.2
Gross profit	122,769	14.2	97,029	13.8	25,740	26.5
Selling, general and administrative expenses	61,107	7.0	46,944	6.7	14,163	30.2
Intangible amortization expense	7,025	0.8	6,826	1.0	199	2.9
Asset impairments	—	—	324	0.0	(324)	—
Restructuring charges	1,953	0.2	1,953	0.3	0	0.0

Operating income	52,684	6.1	40,982	5.8	11,702	28.6
Interest expense	28,092	3.2	27,436	3.9	656	2.4
Gain on available for sale securities	(753)	(0.1)	—	—	753	—
Loss on extinguishment of debt	—	—	8,566	1.2	(8,566)	—
Other income, net	(78)	(0.0)	(230)	(0.0)	(152)	(66.1)

Income before income taxes	25,423	2.9	5,210	0.7	20,213	388.0
Income tax expense	7,982	0.9	1,483	0.2	6,499	438.2

Net income	$17,441	2.0	$3,727	0.5	$13,714	368.0

Diluted income per share	$0.99		$0.21

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Net sales

The increase in 2011, as compared to 2010, reflected the following factors:

•

Increased selling prices, partially due to increased copper prices, accounted for increased net sales of approximately $98.5 million. In particular, average COMEX copper prices increased by 16.6% in 2011 as compared to 2010;

•

Increased sales volumes (measured in total pounds shipped as set forth below), primarily due to overall market demand growth across a number of end markets, accounted for approximately $44.5 million; and,

•	The TRC acquisition, consummated in the second quarter of 2011, accounted for $20.6 million in increased net sales. Our 2010 results do not include TRC.

The following table sets forth our sales volume by segment, measured in thousands of total pounds shipped, as well as average COMEX copper prices for the periods presented:

Total Sales Volume in Pounds(1)	2011	2010	% Change
	(Thousands, except dollar amounts)
Distribution	166,865	162,342	2.8%
OEM	81,575	73,037	11.7
Other(1)	—	—	—

Consolidated	248,440	235,379	5.5

Average COMEX Copper(2)
High (month)	$4.49 (Feb)	$4.17 (Dec)
Low (month)	$3.34 (Oct)	$2.94 (Jun)
Average (year)	$4.00	$3.43	16.6

(1)	Other does not currently track volume through total pounds shipped.

(2)	Represents the price for one pound of copper on the COMEX for the periods indicated, with the high and low values representing the highest and lowest monthly average price for each annual period shown, respectfully.

We believe the total volume increases noted above are generally indicative of an overall improvement in market conditions, as we have experienced broad-based demand increases across most areas of our business, as well as incremental volume gained from new products. The higher degree of volume growth experienced in 2011 within our OEM segment reflects both an expansion of our OEM customer base and increased demand from existing customers, which we believe is a function of the relative strength of the industrial-related end markets served by our OEM segment as compared to the broader U.S. economy.

Gross profit

The vast majority of the increase in gross profit for 2011, as compared to 2010, was attributable to incremental gross profit generated from the above-noted sales increases. To a lesser degree, the increased gross profit reflects an improvement in our gross profit as a percentage of net sales (“gross profit rate”). For 2011, our gross profit rate improved by 0.4 percent (as a percentage of net sales), as compared to 2010. This improvement in our gross profit rate reflected, in part, the favorable impact of higher-margin products brought about by the TRC acquisition as well as customer acceptance of product price increases across a number of end markets during 2011 that outpaced increases in the related costs of such products.

Selling, general and administrative (“SG&A”) expense

The $14.2 million increase in SG&A expenses for 2011, as compared to 2010, included the impact of $9.5 million in expenses arising directly from the 2011 Acquisitions, primarily TRC, which accounted for approximately $5.8 million of the total, as well as $2.8 million of outside legal, consulting and other fees, and direct expenses incurred. We incurred no such acquisition-related costs in 2010. In addition, our 2011 SG&A expenses included the benefit of a $1.3 million cash settlement we received on an insurance related matter pertaining to an inventory theft that occurred in 2005, at a since closed facility. Excluding the net impact of these items, our SG&A expenses increased $6.0 million in 2011 as compared to 2010, and our SG&A expenses improved 0.6 percent as a percentage of net sales. This $6.0 million increase in SG&A was primarily due to increased commission expense of $1.3 million due to higher sales volumes, as well as increased payroll and related costs of $1.7 million, most notably in the form of increased discretionary incentive compensation recorded in 2011, as compared to 2010, given the improvement in our financial results between these two years. The remaining $3.0 million represents increases across a number of general expense areas, and the 0.6 percent improvement in our SG&A rate as a percentage of net sales reflected the favorable impact of increased expense leverage as our fixed costs were spread over a higher net sales base.

Intangible amortization expense

The increase in intangible amortization for 2011, as compared to 2010, reflects the impact of amortization recorded in relation to the 2011 Acquisitions partially offset by lower amortization expense recorded in relation to acquisitions made in prior years. Amortization expense relative to intangible assets reflects the fact that such assets are generally amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and, accordingly, results in lower amortization in periods further removed from the period of initial recognition.

Restructuring charges

We recorded $2.0 million in restructuring costs in 2011, including most notably, $0.9 million of severance costs related to the realignment of our Toronto distribution facility. As part of this realignment, at the end of the fourth quarter of 2011, we vacated our current Toronto-based distribution and headquarters facility, with a majority of our Canadian distribution being transitioned to our existing distribution facility in Wisconsin and a new, smaller Toronto-based distribution facility. Restructuring costs also included lease termination and other holding costs related to facilities closed in prior years, currently consisting of one leased and one owned facility for which we continue to pay holding costs. In 2010, we incurred $2.0 million in restructuring costs, primarily comprised of holding costs associated with facilities closed throughout 2008 and 2009. We do not currently have any significant restructuring initiatives planned for 2012. Accordingly, we anticipate incurring between $0.5 million and $1.0 million in restructuring costs in 2012 related to existing closed facilities, without giving effect to our successfully negotiating any potential sales, alterations, to or additional subleases, or lease buy-outs in relation to one or more of these properties. However, it should be noted that management regularly assesses the Company’s cost structure and is also continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant closings, restructurings and workforce reductions are necessary, some of which may be significant.

Operating Income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Year Ended December 31,				Year-over-Year Change
	2011		2010		2011 vs. 2010
	Amount	% Net Sales	Amount	% Net Sales	$ Change	% Change
	(Thousands)
Operating Income:
Distribution	$60,885	9.6%	$47,834	9.1%	$13,051	27.3%
OEM	15,526	7.1	13,089	7.3%	2,437	18.6
Other	(820)	(4.9)	—	—	(820)	—

Corporate	(22,907)		(19,941)

Consolidated operating income	$52,684	6.1%	$40,982	5.8%	$11,702	28.6

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, share-based compensation expense, and intangible amortization. Our Distribution, OEM, and Other segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. Depreciation expense is not allocated to segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

Distribution operating income improvement for 2011, as compared to 2010, primarily reflected the favorable gross profit impact of the above-noted increased sales and volume in 2011. The operating income rate improvement primarily reflects increased fixed-cost leverage, as such costs were spread over a higher overall net sales base for 2011.

OEM operating income improvement for 2011, as compared to 2010, primarily reflected the favorable gross profit impact of the above-noted increased sales and volume in 2011. The decrease in operating income rate reflects the fixed margin nature of the majority of our OEM business in which higher copper prices inherently lower the realized gross margin percentage.

Our Other reporting segment recorded an operating loss of $0.8 million for the approximate seven and a half month period from their acquisition through the 2011 year end, which is primarily reflective of the impact of purchase accounting in the form of a step-up in acquired inventory value of $1.0 million, and to a lesser degree SG&A expenses which have been absorbed over a lower than expected sales base.

Interest expense

We incurred increased interest expense due to higher average outstanding borrowings for 2011 compared 2010.

Loss on extinguishment of debt

We recorded an $8.6 million loss in 2010 resulting from our issuance of $275.0 million in 2018 Senior Notes and the corresponding extinguishment of our outstanding 2012 Senior Notes.

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

Other income (loss), net

In 2011, we recorded a loss of $0.3 million as compared to a gain of $0.2 million in 2010, primarily reflecting the impact of exchange rate changes on our Canadian subsidiary. Additionally, in 2011, as part of the TRC acquisition, we assumed a contingent liability of TRC related to an acquisition made by TRC in March 2010. Included in the preliminary purchase price allocation for TRC, was an accrual of $0.4 million, which represented our best estimate of TRC’s obligation under the terms of this earn-out at the time of our acquisition of TRC. Subsequently, during the fourth quarter of 2011, we determined that it was no longer probable the amount of consideration relative to this earn-out provision would be paid. Accordingly, we reversed the entire amount of the earn-out liability established at the time of the acquisition of TRC, $0.4 million, with a corresponding offset recorded within other income.

Asset impairment

In 2010, we recorded a total of $0.3 million in asset impairments in 2010 for write-downs associated with properties being held for sale.

Income tax expense (benefit)

The increase in our tax rate for 2011 to 31.4%, as compared to 28.5% for 2010, is primarily attributable to changes in the relative jurisdictional mix of income from continuing operations before taxes as well as transaction costs from the 2011 Acquisitions that were capitalized for tax purposes and that affected the 2011 rate and which were not applicable in 2010.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2011	2010
	(In thousands)
Net cash flow from operating activities	$24,936	$7,084
Interest expense	28,092	27,436
Income tax expense	7,982	1,483
Excess tax benefits from stock-based compensation	512	—
Deferred taxes	(1,556)	914
Loss on disposals of fixed assets	(250)	(608)
Share-based compensation expense	(3,173)	(2,575)
Loss on extinguishment of debt	—	(8,566)
Gain on available for sale securities	753	—
Asset impairments	—	(324)
Foreign currency transaction (loss) gain	(300)	230
Amortization of debt issuance costs(a)	(1,972)	(2,123)
Changes in operating assets and liabilities	17,594	27,649

EBITDA	$72,618	$50,600

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation, and are included as a component of interest expense for income statement presentation.

Net Sales by Groups of Products

Net sales across our four major product lines were as follows:

	Year Ended December 31,
Net Sales by Groups of Products	2011	2010
	(In thousands)
Industrial Wire and Cable	$412,248	$328,405
Assembled Wire and Cable Products	237,716	196,523
Electronic Wire	177,817	154,825
Fabricated Bare Wire	39,575	24,010

Total	$867,356	$703,763

As noted previously, we are organized internally according to the customers we serve, which is reflected in the structure of our reportable segments: OEM, Distribution, and Other. Therefore, we do not focus internally on the operating performance or profitability of our business by product grouping. In relation to the data presented above, however, we note that all product categories experienced net sales increases in 2011 as compared to 2010, primarily reflective of improved overall market conditions and increased copper prices. As noted above, the price of copper on the COMEX, which averaged $4.00 for 2011, increased 16.6% from 2010. The increase in net sales within the Industrial Wire and Cable product grouping in part reflected both an increase in demand for new products in 2011 and strong market demand improvement in this area as industrial output in the U.S. increased from 2010 levels. Assembled Wire and Cable Products benefited from underlying volume growth due to the TRC acquisition. While we do not have visibility to the specific end markets into which our products are ultimately sold, based on the nature of, and general applications for such products, we believe the relatively lower level of growth within the Electronic Wire grouping is reflective of the fact that a portion of the products within this category, such as thermostat and irrigation wire, are used in residential and commercial construction, which have not returned to pre-recessionary volume levels. Conversely, the relatively higher level of growth in net sales recorded within Fabricated Bare Wire reflects the improved volume as well as the copper component of such products.

Liquidity and Capital Resources

Debt

Our outstanding debt (including capital lease obligations) was as follows:

	As of December 31,
	2011	2010
	(In thousands)
Revolving Credit Facility expiring October 1, 2016	$30,000	$—
Senior Notes due February 15, 2018	272,265	271,815
Capital lease obligations	836	12

Total debt	$303,101	$271,827

As of December 31, 2011, we had $9.7 million in cash and cash equivalents, as compared to $33.5 million as of December 31, 2010. We also had approximately $120.3 million in remaining excess availability under our Revolving Credit Facility at December 31, 2011.

Revolving Credit Facility

On August 4, 2011, we entered into a new $250.0 million, five-year revolving credit facility agreement with an accordion feature that allows us to increase our borrowings by an additional $50.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility replaced a $200 million revolving credit facility which was scheduled to expire in April of 2012. The Revolving Credit Facility, which expires on October 1, 2016, is an asset-based loan facility, with a $20.0 million Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below. We incurred $1.5 million in fees and direct costs related to negotiating the Revolving Credit Facility. These respective fees will be amortized over the life of the revolver.

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

The Revolving Credit Facility creates greater flexibility than our previous revolving credit facility in many respects, including, without limitation, as to the representations and warranties and event of default triggers contained therein, as well as the financial covenants and the covenants that restrict our ability to pay dividends or distributions, permit liens on property, make investments, provide guarantees, enter into merger, acquisitions or consolidations, conduct asset sales, enter into leases or sale and leaseback transactions and enter into transactions with affiliates. In particular, pursuant to the Revolving Credit Facility: (i) we are no longer required to maintain a minimum of $10.0 million in excess availability at all times (ii) our general permitted indebtedness basket has been increased from $10.0 million to $25.0 million and (iii) we are now able to dispose of up to 15% of our consolidated assets in any fiscal year so long as we maintain (a) excess availability of the greater of $40.0 million and 15% of the commitments under the Revolving Credit Facility and (b) a fixed charge coverage ratio of at least 1.0 to 1.0. In addition, both the excess availability and fixed charge coverage tests that limit our ability to enter into acquisitions, make investments, repurchase the Senior Notes and pay dividends have been reduced under the Revolving Credit Facility from those set forth in the previous Revolving Credit Facility. We maintained greater than $40.0 million of monthly excess availability throughout 2011.

As of December 31, 2011, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (“Senior Notes”)

Our Senior Notes mature on February 15, 2018 and have an aggregate principal amount of $275.0 million and a 9% coupon rate. Interest payments are due on February 15th and August 15th. As of December 31, 2011, we were in compliance with all of the covenants of our Senior Notes. Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining life of the Senior Notes.

The Indenture relating to our Senior Notes contains customary covenants that limit us and our restricted subsidiaries with respect to, among other things, incurring additional indebtedness, making restricted payments, creating liens, paying dividends, consolidating, merging or selling substantially all of their assets, entering into sale and leaseback transactions, and entering into transaction with affiliates. Additionally, all our domestic restricted subsidiaries that guarantee the Revolving Credit Facility are required under the Indenture to guarantee our obligations under the Senior Notes. Following our entry into the new Revolving Credit Facility, TRC and Patco became subsidiary guarantors of the Senior Notes.

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

Recently we have had to rely on borrowings from the Revolver due to higher working capital requirements, driven mainly by higher average copper prices, acquisitions, and acquisition-related costs. We believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures and strategic acquisitions for the foreseeable future. As of December 31, 2011, we had $30.0 million in outstanding borrowings against our Revolving Credit Facility and a corresponding $120.3 million in excess availability under the Revolving Credit Facility, and $9.7 million in cash and cash equivalents. As December 31, 2011, we had $3.4 million and $1.5 million of cash and cash equivalents held by our Canadian and Honduran subsidiaries, respectively.

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

Our Revolving Credit Facility permits us to redeem, retire or repurchase our Senior Notes subject to certain limitations. We may repurchase the Senior Notes in the future, but whether we do so will depend on a number of factors and there can be no assurance that we will repurchase any amounts of our Senior Notes.

In August 2011, our board of directors authorized a two-year stock repurchase plan pursuant to which up to 0.5 million shares of the Company’s common stock are authorized to be purchased in open market or privately negotiated transactions. In 2011, we repurchased 0.3 million shares under the repurchase program. We may repurchase our common shares in the future but whether we do so will depend on a number of factors and there can be no assurance that we will repurchase any amounts of our common shares.

Cash Flow Summary

A summary of our cash flows for 2011 and 2010 was as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Net Income	$17,441	$3,727
Non-cash items	25,089	31,006
Changes in working capital assets and liabilities	(17,594)	(27,649)

Net cash from operating activities	24,936	7,084
Net cash used in investing activities	(74,245)	(5,066)
Net cash from financing activities	26,291	23,302
Effects of exchange rate changes on cash and cash equivalents	(690)	535

Net increase (decrease) in cash and cash equivalents	(23,708)	25,855
Cash and equivalents at beginning of year	33,454	7,599

Cash and equivalents at end of year	$9,746	$33,454

Operating activities

Net cash provided by operating activities was $24.9 million and $7.1 million for 2011 and 2010, respectively. The $17.8 million increase in cash provided by operating activities for 2011 as compared to 2010 was largely the result of improved working capital management. In 2011, working capital requirements required cash of $17.6 million, as compared to $27.6 million in 2010. Our December 31, 2011 receivable balance was $120.6 million, an 8.8% increase as compared to $110.8 million at December 31, 2010, resulting mainly from increased sales in the fourth quarter of 2011, as compared to the fourth quarter of 2010. This sales increase was reflective of increased demand levels manifested in higher volumes. Accounts receivable resulted in a use of cash of $3.5 million in 2011, as compared to $24.7 million in 2010, an improvement of $21.2 million, as a result of improving our days sales outstanding in 2011, as compared to 2010. Our December 31, 2011 inventory balance increased

34.0% from December 31, 2010, largely due to inventory requirements related to our 2011 Acquisitions. As a result, higher average inventory balances resulted in the use of $13.9 million in 2011, a $1.0 million improvement from 2010. The use of inventory in 2011 also resulted from the placement of inventory resulting from our new acquisitions, and accounted for $17.3 million of total inventory at the conclusion of 2011. The use of cash for accounts receivable and inventory was offset by proceeds of cash from accounts payable and accrued liabilities, resulting in $5.1 million, as a function of increased payables and accruals brought about by the above-noted increased inventory levels over the same time period.

Investing activities

Net cash used in investing activities for 2011 was $74.2 million, primarily due to the 2011 Acquisitions, as discussed above. During 2011, we purchased no investments, as compared to $1.6 million in investments during 2010. During 2011, we spent $15.0 million in capital expenditures, as compared to $6.4 million in 2010, with the increase in capital spending reflecting opportunities to selectively add manufacturing capacity and capabilities, as well as reduce costs. We expect our 2012 capital expenditures to total between $20.0 million and $25.0 million, with the expected increase over 2011 capital expenditures coming primarily from a number of individual projects planned across our major manufacturing plants designed to improve our manufacturing efficiencies, lower our costs and expand our manufacturing capacity and capabilities.

Financing activities

Net cash provided by financing activities was $26.3 million in 2011, as compared to $23.3 million in cash for financing activities in 2010. During 2011 a net $30.0 million was provided by borrowing against the Revolving Credit Facility, primarily to fund the 2011 Acquisitions, as well as $2.8 million used to repurchase 0.3 million shares of the Company’s common stock pursuant to the above noted share repurchase program announced in 2011. During 2010, $23.3 million was provided by financing activities, due primarily to the refinancing of our Senior Notes during the first quarter of 2010.

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

We performed our annual goodwill impairment test as of December 31, 2011, with no indication of potential impairment. Our test indicated that the estimated fair value of each reporting unit with recorded goodwill as of December 31, 2011 was significantly in excess of its related carrying value, with no such reporting unit having an excess of fair value less than 20% of its carrying value. Our reporting unit with the least excess is our TRC Military reporting unit within our Other reportable segment, and reported an excess of 22.9%. As stated below, the use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit. However, as of the December 31, 2011 annual impairment test date, the above-noted conclusion, that no indication of goodwill impairment existed as of the test date, would not have changed had the test been conducted assuming: 1) a 15% decrease in the aggregate estimated undiscounted cash flows of our reporting units (without any change in the discount rate), 2) a 300 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our reporting units), or 3) 1.0% decrease in the estimated sales growth rate without a change in the discount rate of each reporting unit.

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

We test the carrying amount of our finite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This assessment employs a two-step approach. The first step is used to determine if a potential impairment exists while the second step measures the associated impairment loss (if any). An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The asset groups tested under our impairment tests reflect the shared nature of our facilities and manufacturing capacity. The second step of the impairment tests involves measuring the amount of the impairment loss to be recorded. The amount of the impairment loss recorded is equal to the excess of the asset or asset group’s carrying value over its fair value. For 2010 and 2011, no asset impairments were identified relative to either our long-lived property, plant and equipment or our finite-lived intangible assets, other than among assets held for sale.

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

New Accounting Pronouncements

Accounting Standards Update No. 2011-11 — “Balance Sheet (Topic 210) (“ASU No. 2011-11”)

ASU No. 2011-11 amends existing guidance by requiring an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with early adoption permitted. ASU 2011-11 will not impact the Company’s results of operations, financial position, and cash flows.

Accounting Standards Update No. 2010-28 — “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU No. 2010-28”)

ASU No. 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The accounting update was effective for a reporting entity’s first annual reporting period that begins after December 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This update, which was effective for the first quarter of 2011, did not have a significant impact on the Company’s results of operations, financial position and cash flows.

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

Accounting Standards Update No. 2011-04 — “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and IFRS. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company is currently evaluating the impact ASU 2011-04 will have on its financial statements but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flows.

Accounting Standards Update No. 2011-05 — “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its financial statements or results of operations. The Company plans to adopt this standard during the interim period ended March 31, 2012.

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

Accounting Standards Update No. 2011-12 — ”Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-12”)

ASU No. 2011-12 amends existing guidance by deferring only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. The amendment was made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During this time, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company plans to adopt the portion of ASU No. 2011-05 that has not been deferred, at the beginning of the interim period ended March 31, 2012. This update will only affect the presentation of the Company’s financial statements.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(b) and 15d-15(e)), as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this process, management concluded that internal control over financial reporting was effective as of December 31, 2011.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and their report is set forth in Item 15 – Exhibits, Financial Statement Schedules and incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held on May 1, 2012 and is incorporated herein by reference. If such proxy statement is not filed with the SEC within 120 after the close of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 11.	Executive Compensation

The information required by this item will be included in the definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held on May 1, 2012 and is incorporated herein by reference. If such proxy statement is not filed with the SEC within 120 after the close of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held on May 1, 2012 and is incorporated herein by reference. If such proxy statement is not filed with the SEC within 120 after the close of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held on May 1, 2012 and is incorporated herein by reference. If such proxy statement is not filed with the SEC within 120 after the close of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be included in the definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held on May 1, 2012 and is incorporated herein by reference. If such proxy statement is not filed with the SEC within 120 after the close of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing in Item 8, which is incorporated herein by reference.

(2) Financial Statement Schedules

None.

(3) Exhibits

See index to exhibits.

Coleman Cable, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

All Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Coleman Cable, Inc.

Waukegan, Illinois

We have audited the accompanying consolidated balance sheets of Coleman Cable, Inc. and subsidiaries (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
March 12, 2012
Chicago, Illinois

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010
	(Thousands, except per share data)
NET SALES	$867,356	$703,763
COST OF GOODS SOLD	744,587	606,734

GROSS PROFIT	122,769	97,029
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	61,107	46,944
INTANGIBLE ASSET AMORTIZATION	7,025	6,826
ASSET IMPAIRMENTS	—	324
RESTRUCTURING CHARGES	1,953	1,953

OPERATING INCOME	52,684	40,982
INTEREST EXPENSE	28,092	27,436
GAIN ON AVAILABLE FOR SALE SECURITIES	(753)	—
LOSS ON EXTINGUISHMENT OF DEBT	—	8,566
OTHER INCOME, NET	(78)	(230)

INCOME BEFORE INCOME TAXES	25,423	5,210
INCOME TAX EXPENSE	7,982	1,483

NET INCOME	$17,441	$3,727

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE
Basic	$1.00	$0.22
Diluted	0.99	0.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,090	16,925
Diluted	17,310	16,991

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands except per share data)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,746	$33,454
Accounts receivable, net of allowances of $2,811 and $2,491, respectively	120,567	110,774
Inventories	108,689	81,130
Deferred income taxes	3,355	3,171
Assets held for sale	546	546
Prepaid expenses and other current assets	10,288	3,761

Total current assets	253,191	232,836

PROPERTY, PLANT AND EQUIPMENT:
Land	1,387	1,179
Buildings and leasehold improvements	14,392	13,226
Machinery, fixtures and equipment	112,606	92,244

	128,385	106,649
Less accumulated depreciation and amortization	(75,936)	(64,643)
Construction in progress	6,508	3,725

Property, plant and equipment, net	58,957	45,731
GOODWILL	56,724	29,134
INTANGIBLE ASSETS	28,340	23,764
DEFERRED INCOME TAXES	376	301
OTHER ASSETS	8,148	9,345

TOTAL ASSETS	$405,736	$341,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$166	$7
Accounts payable	29,081	22,016
Accrued liabilities	35,762	30,193

Total current liabilities	65,009	52,216

LONG-TERM DEBT	302,935	271,820
OTHER LONG-TERM LIABILITIES	3,194	4,258
DEFERRED INCOME TAXES	6,503	1,595
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 shares authorized; 16,939 and 16,939 shares issued and outstanding on December 31, 2011 and 2010	17	17
Treasury stock, at cost: 320 and 0 shares, respectively	(2,789)	—
Additional paid-in capital	92,871	90,483
Accumulated deficit	(61,819)	(79,260)
Accumulated other comprehensive loss	(185)	(18)

Total shareholders’ equity	28,095	11,222

TOTAL LIABILITIES AND EQUITY	$405,736	$341,111

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
	(Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$17,441	$3,727
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	21,075	20,077
Stock-based compensation	3,173	2,575
Foreign currency transaction loss/(gain)	300	(230)
Gain on available for sale securities	(753)	—
Asset impairments	—	324
Excess tax benefits from stock-based compensation	(512)	—
Deferred taxes	1,556	(914)
Loss on disposal of fixed assets	250	608
Loss on extinguishment of debt	—	8,566
Changes in operating assets and liabilities:
Accounts receivable	(3,524)	(24,678)
Inventories	(13,932)	(14,928)
Prepaid expenses and other assets	(5,259)	2,335
Accounts payable	3,160	3,872
Accrued liabilities	1,961	5,750

Net cash flow from operating activities	24,936	7,084

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(15,033)	(6,383)
Purchases of investments	—	(1,577)
Proceeds from the disposal of fixed assets	11	2,894
Acquisition of businesses, net of cash acquired	(59,223)	—

Net cash flow from investing activities	(74,245)	(5,066)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	244,599	34,961
Repayments under revolving credit facility	(214,599)	(45,200)
Payment of debt financing and amendment fees	(1,500)	(6,706)
Treasury stock purchases	(2,789)	—
Excess tax benefits from stock-based compensation	512	—
Proceeds from option exercises	87	—
Repayment of long-term debt	(19)	(231,664)
Proceeds from the issuance of 2018 Senior Notes	—	271,911

Net cash flow from financing activities	26,291	23,302

Effect of exchange rate changes on cash and cash equivalents	(690)	535
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,708)	25,855
CASH AND CASH EQUIVALENTS — Beginning of year	33,454	7,599

CASH AND CASH EQUIVALENTS — End of year	$9,746	$33,454

NONCASH ACTIVITY
Capital lease obligation	$836	$10
Unpaid capital expenditures	1,709	640
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$10,690	$294
Cash interest paid	26,461	22,208

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(Thousands)
BALANCE — December 31, 2009	16,809	$17	$—	$88,475	$(82,987)	$(245)	$5,260

Stock awards	130	—	—	—	—	—	—
Comprehensive income
Net income	—	—	—	—	3,727	—	3,727
Cumulative translation, net of tax provision of $177	—	—	—	—	—	293	293
Unrealized investment loss, net of tax benefit of $136	—	—	—	—	—	(214)	(214)
Pension adjustments, net of tax provision of $94	—	—	—	—	—	148	148

Total Comprehensive Income							3,954
Stock-based compensation	—	—	—	2,008	—	—	2,008

BALANCE — December 31, 2010	16,939	$17	$—	$90,483	$(79,260)	$(18)	$11,222

Stock awards	305	—	—	—	—	—	—
Stock options exercised	15	—	—	—	—	—	—
Treasury shares repurchased	(320)	—	(2,789)	—	—	—	(2,789)
Comprehensive income
Net income	—	—	—	—	17,441	—	17,441
Cumulative translation, net of tax provision of $130	—	—	—	—	—	(28)	(28)
Unrealized investment loss	—	—	—	—	—	(89)	(89)
Pension adjustments, net of tax provision of $32	—	—	—	—	—	(50)	(50)

Total Comprehensive Income							17,274
Stock-based compensation	—	—	—	2,388	—	—	2,388

BALANCE — December 31, 2011	16,939	$17	$(2,789)	$92,871	$(61,819)	$(185)	$28,095

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Coleman Cable, Inc. and its wholly-owned subsidiaries (the “Company,” “Coleman,” “we,” “us” or “our”). We are a manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the United States and, to a lesser degree, in Honduras and Canada.

We operate our business through three reportable business segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) Other. Our Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us which are in turn used as inputs into subassemblies of manufactured finished goods. Our Other segment (see Note 2), which was added in 2011, includes the remainder of TRC’s legacy business, primarily its military and specialty-vehicle business, which has not yet been integrated into our two historic reportable segments (see Note 18).

All intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are required for several matters, including inventory valuation, determining the allowance for uncollectible accounts and accruals for sales returns, allowances and incentives, depreciation and amortization, accounting for business combinations, and the recoverability of goodwill and long-lived assets. Actual results could differ from those estimates. Summarized below is the activity for our accounts receivable allowance account:

	2011	2010
Balance — January 1	$2,491	$2,565
Provisions	475	45
Write-offs and credit allowances, net of recovery	(144)	(137)
Foreign currency translation adjustment	(11)	18

Balance — December 31	$2,811	$2,491

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

Advertising Expenses

We account for advertising expenditures as expense in the period incurred. For the fiscal years ended December 31, 2011 and 2010, advertising expenses were $2,921 and $2,325, respectively.

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

We have not recorded any reserves, or related accruals for interest and penalties, or uncertain income tax positions at either December 31, 2011 or 2010. In accordance with this guidance, we have adopted a policy under which, if required to be recognized in the future, we will classify interest related to the underpayment of income taxes as a component of interest expense and we will classify any related penalties in selling, general and administrative expenses in the consolidated statement of operations.

Derivatives and Other Financial Instruments, and Concentrations of Credit Risk

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. All of the copper futures contracts we utilize are tied to the COMEX copper market index and the value of such contracts varies directly with underlying changes in the related COMEX copper futures prices. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. For those hedging relationships that meet such criteria, and for which hedge accounting is applied, we formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as the risk management objectives involved. We have no open commodity hedge positions at December 31, 2011 to which hedge accounting is being applied. However, all of our hedges for which hedge accounting has been applied in the past qualified and were designated as cash flow hedges. We assess both at inception and at least quarterly thereafter, whether the derivatives used in these cash flow hedges are highly effective in offsetting changes in the cash flows associated with the hedged item. The effective portion of the related gains or losses on these derivative instruments are recorded in shareholders’ equity as a component of Other Comprehensive Income (“OCI”), and are subsequently recognized in income or expense in the period in which the related hedged items are recognized. The ineffective portion of these hedges (extent to which a change in the value of the derivative contract does not perfectly offset the change in value of the designated hedged item) is immediately recognized in cost of goods sold. We calculate the fair value of our copper contracts quarterly based on the quoted market price for the same or similar financial instruments. Our derivatives have been determined to be Level 1 under the fair value hierarchy due to available market prices. As our derivatives are part of a legally enforceable master netting arrangement, for purposes of presentation within our consolidated balance sheets, gross values are netted and classified within prepaid expenses and other current assets or accrued liabilities depending upon our aggregate net position at the balance sheet date. Cash settlements related to derivatives are included in the operating section of the consolidated statement of cash flows, with prepaid expenses and other current assets or accrued liabilities, depending on the position. The Company’s derivatives are disclosed in Note 10.

Financial instruments also include other working capital items and debt. The carrying amounts of our cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value given the immediate or short-term maturity of these financial instruments. The fair value of the Company’s debt is disclosed in Note 7.

Concentrations of credit risk arising from trade accounts receivable are due to selling to a number of customers in a particular industry. The Company performs ongoing credit evaluations of its customers’ and counterparties’ financial condition and obtains collateral or other security when appropriate. No customer accounted for more than 10% of sales or accounts receivable as of December 31, 2011 or 2010.

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

New Accounting Pronouncements

Accounting Standards Update No. 2011-11 — “Balance Sheet (Topic 210) (“ASU No. 2011-11”)

ASU No. 2011-11 amends existing guidance by requiring an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with early adoption permitted. ASU 2011-11 will not impact the Company’s results of operations, financial position, and cash flows.

Accounting Standards Update No. 2010-28 — “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU No. 2010-28”)

ASU No. 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The accounting update was effective for a reporting entity’s first annual reporting period that begins after December 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This update, which was effective for the first quarter of 2011, did not have a significant impact on the Company’s results of operations, financial position and cash flows.

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

Accounting Standards Update No. 2011-04 — “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and IFRS. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company is currently evaluating the impact ASU 2011-04 will have on its financial statements but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flows.

Accounting Standards Update No. 2011-05 — “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its financial statements or results of operations. The Company plans to adopt this standard during the interim period ended March 31, 2012.

Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-08”)

ASU No. 2011-08 amends existing guidance by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU No. 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has not adopted this standard in 2011 but does not expect it to have a material impact on the Company’s results of operations, financial position, and cash flows.

Accounting Standards Update No. 2011-12 — ”Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-12”)

ASU No. 2011-12 amends existing guidance by deferring only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. The amendment was made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During this time, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company plans to adopt the portion of ASU No. 2011-05 that has not been deferred, at the beginning of the interim period ended March 31, 2012. This update will only affect the presentation of the Company’s financial statements.

2. ACQUISITIONS

During the second quarter of 2011, we utilized cash on hand, as well as borrowings under our credit facility, to complete three business combinations (collectively, the “2011 Acquisitions”), as set forth below. Each of these 2011 Acquisitions was structured as cash transactions, with aggregate consideration totaling $69,733. As discussed below, $2,331 of the TRC consideration consisted of our previously existing ownership interest. We believe these acquisitions represent significant opportunities for us, including the strengthening and greater diversification of our overall portfolio.

The 2011 Acquisitions are included in our consolidated financial statements, including our results of operations, beginning from each respective acquisition date. Accordingly, the consolidated statement of income for the year ended December 31, 2011 includes nine months of operations for the assets acquired in connection with the DE (as defined below) acquisition, approximately eight months of operations for the assets acquired in connection with FCWC and CWC (as defined below) acquisition, and approximately seven and one half months of operations related to the TRC (as defined below) acquisition. The consolidated statement of income for the year ended December 31, 2010 does not include the impact of the 2011 Acquisitions.

We incurred acquisition-related costs, including outside legal, consulting and other fees of $2,821 for the year ended December 31, 2011. These costs have been recorded as a component of selling, general and administrative expenses in our consolidated income statement.

Acquisition of the Assets of The Designers Edge (“DE”)

On April 1, 2011, we acquired certain assets of DE, a leading designer and distributor of specialty lighting products in the U.S. and Canada, with 2010 sales in excess of $20,000. The total purchase price for the assets acquired, primarily trade receivables and merchandise inventories, was $10,925, subject to certain purchase price adjustments. The acquisition of DE’s assets significantly expands our market position across a wide range of lighting product categories, including industrial, work and utility, as well as products for security and landscape applications. We fully integrated the acquired assets of DE into our existing Distribution segment during the second quarter of 2011.

Acquisition of the Assets of First Capitol Wire and Cable (“FCWC”) and Continental Wire and Cable (“CWC”)

On April 29, 2011, we acquired the assets of FCWC and CWC, both of which were privately-held entities based in York, Pennsylvania, with CWC being a 100%-owned subsidiary of FCWC. These two entities, which had annual combined sales in excess of $10,000, are leading manufacturers of industrial wire and cable products used across a number of commercial, utility and industrial end-markets. The total purchase price for the assets acquired, primarily merchandise inventories and production equipment, was $7,298, inclusive of working capital adjustments of $834. The acquisition of the assets of FCWC and CWC has allowed us to expand our capabilities, product offerings and capacity for producing a wide assortment of high-quality industrial cables. We fully integrated the assets of FCWC and CWC into our Distribution segment during the second quarter of 2011.

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

We integrated a portion of TRC’s legacy business into our Distribution segment during 2011. The remainder of TRC’s legacy business, primarily its military and specialty vehicle business, has not yet been integrated into our two historic reportable segments, and comprise the Other segment reported herein. For the post-acquisition period ended December 31, 2011, TRC had sales and a net loss of $20,602 and $(561), respectively.

Gain on Available For Sale Securities

As noted above, our pre-existing 4.8% interest in TRC was accounted for as a component of the overall purchase price for TRC. Accordingly, using the tender offer price of $7.20 per share, the value of this component of total consideration was $2,331, with the difference between this calculated fair value and our cost basis in the 4.8% pre-existing interest recognized as a $753 gain in our consolidated statement of income at the time of the acquisition in accordance with the applicable accounting rules.

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

Except as pertaining to DE, the purchase price allocations have been finalized. We are in the process of negotiating purchase price adjustments for the DE acquisition, which may result in a corresponding adjustment to the total DE purchase price as well as the value of assets acquired. Accordingly, the provisional measurement of accounts receivable, inventories, property, plant, and equipment, intangible assets, taxes, and goodwill for the DE acquisition are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocated to goodwill.

The table below summarizes the allocations of purchase price related to the 2011 Acquisitions as of their respective acquisition dates.

	DE	FCWC and CWC	TRC
Cash and cash equivalents	$—	$—	$8,180
Accounts receivable	2,123	—	4,073
Income tax receivable	—	—	1,077
Inventories	3,129	1,631	8,794
Prepaid expenses and other current assets	—	44	314
Property, plant and equipment	157	3,687	4,668
Other assets	—	—	33
Deferred income tax asset	18	288	309
Intangible assets	2,115	1,200	8,287
Goodwill	3,383	696	23,541

Total assets acquired	10,925	7,546	59,276

Current liabilities	—	—	(4,515)
Deferred income tax liability	—	(248)	(3,251)

Total liabilities assumed	—	(248)	(7,766)

Net assets acquired	$10,925	$7,298	$51,510

A total of approximately $6,426 of goodwill is deductible for income tax purposes. All of the goodwill of DE, FCWC and CWC has been assigned to our Distribution Segment. TRC goodwill has been allocated between our Distribution and Other segments.

As part of the TRC acquisition, we assumed a contingent liability of TRC related to an acquisition made by TRC in March 2010. Under the terms of the March 2010 acquisition, TRC, as acquirer, is obligated to make contingent cash payments, or an earn-out payment, to the seller equal to a pre-determined percentage of total revenues within selected product categories that exceed a pre-determined threshold level for the 12-month period ended March 31, 2012. We initially included an accrual of $378, which represented our best estimate of TRC’s obligation under the terms of this earn-out at the date of acquisition, in our preliminary purchase price allocation for TRC, and classified this accrual as a component of current liabilities. During the fourth quarter of 2011, we adjusted this same accrual to $0, with the corresponding offset recorded in other income, based on our revised estimate of our liability relative to this earn-out.

The purchase price allocation to identifiable intangible assets, which are all amortizable, along with their respective weighted-average amortization periods at the acquisition date are as follows:

	Weighted-Average Amortization Period	DE	FCWC and CWC	TRC
Customer relationships	6	$900	$600	$1,460
Trademarks and trade names	6	610	600	1,450
Developed technology	3	560	—	2,000
Contractual agreements	3	—	—	2,900
Non-competition agreements	2	45	—	80
Backlog	1	—	—	340
Other	6	—	—	57

Total intangible assets		$2,115	$1,200	$8,287

Unaudited Selected Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our estimate of combined results of operations assuming that our only material business combination consummated during 2011, TRC, had taken place on January 1, 2010. The acquisitions of DE, FCWC and CWC are immaterial for pro forma presentation. The unaudited pro forma combined results of operations were prepared using historical financial information of TRC, and we make no representation with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, income tax expense, and excludes acquisition costs. The unaudited pro forma information is presented for informational purposes only and does not include any anticipated cost savings or other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisition of TRC occurred on the date indicated or may result in the future.

	Year Ended December 31,
	2011	2010
Net sales	$880,429	$738,713
Net income	16,675	5,457

3.   GOODWILL, INTANGIBLE ASSETS AND ASSET IMPAIRMENTS

Goodwill

Changes in the carrying amount of goodwill by reportable business segment were as follows:

	Distribution Segment	OEM Segment	Other Segment	Total
Gross balances	$98,499	$11,725	$—	$110,224
Impairment losses	(69,498)	(11,725)	—	(81,223)

Foreign currency translation adjustments	63	—	—	63

Balance as of January 1, 2010	$29,064	$—	$—	$29,064

Foreign currency translation adjustments	70	—	—	70

Balance as of December 31, 2010	$29,134	$—	$—	$29,134

Acquisitions	5,040	—	22,580	27,620
Foreign currency translation adjustments	(30)	—	—	(30)

Balance as of December 31, 2011	$34,144	$—	$22,580	$56,724

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

We performed our annual goodwill impairment test as of December 31, 2011, with no indication of potential impairment. Our test indicated that the estimated fair value of each reporting unit with recorded goodwill as of December 31, 2011 was significantly in excess of its related carrying value, with no such reporting unit having an excess of fair value less than 20% of its carrying value. Our reporting unit with the least excess is our TRC Military reporting unit within our Other reportable segment, and reported an excess of 22.9%. As stated below, the use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit. However, as of the December 31, 2011 annual impairment test date, the above-noted conclusion, that no indication of goodwill impairment existed as of the test date, would not have changed had the test been conducted assuming: 1) a 15% decrease in the aggregate estimated undiscounted cash flows of our reporting units (without any change in the discount rate), 2) a 300 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our reporting units), or 3) 1.0% decrease in the estimated sales growth rate without a change in the discount rate of each reporting unit.

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

We test the carrying amount of our long-lived assets, including finite-lived intangible assets and property, plant and equipment, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This assessment employs a two-step approach. The first step is used to determine if a potential impairment exists while the second step measures the associated impairment loss (if any). An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The asset groups tested under our impairment tests reflect the shared nature of our facilities and manufacturing capacity. The second step of the impairment tests involves measuring the amount of the impairment loss to be recorded. The amount of the impairment loss recorded is equal to the excess of the asset or asset group’s carrying value over its fair value. For 2011 and 2010, no asset impairments were identified relative to either our long-lived property, plant and equipment or our finite-lived intangible assets, other than among assets held for sale, as discussed below.

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

Intangible Assets

The following summarizes our intangible assets at December 31, 2011 and 2010, respectively:

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$340	$(340)	$—	—	—	—
Customer relationships	59,454	(44,179)	15,275	$56,500	$(39,546)	$16,954
Contractual Agreements	2,900	(773)	2,127	—	—	—
Developed Technology	2,560	(550)	2,010	—	—	—
Non-competition agreements	1,125	(1,019)	106	1,000	(1,000)	—
Trademarks and trade names	11,010	(2,240)	8,770	8,350	(1,540)	6,810
Other	57	(5)	52	—	—	—

Total	$77,446	$(49,106)	$28,340	$65,850	$(42,086)	$23,764

Our intangible assets are being amortized over their estimated useful lives. The customer-relationships, contractual agreements, trademarks and trade names, and developed technology intangibles are being amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets will be consumed. Amortization expense for intangible assets was $7,025 and $6,826 for the years ended December 31, 2011 and 2010, respectively. Expected amortization expense for intangible assets over the next five years is as follows:

2012	$6,304
2013	5,311
2014	4,270
2015	3,332
2016	2,006

In 2010, we recorded $324 of asset impairment charges in relation to certain of our closed properties currently being marketed for sale, with such impairments reflecting a decline in the estimated fair value of such properties.

The resulting adjusted carrying value for such properties represents our estimate of each property’s fair value determined by management after considering the best information available, including assumptions market participants would use in valuing the asset.

4.  RESTRUCTURING AND INTEGRATION ACTIVITIES

We incurred restructuring charges of $1,953 during both 2011 and 2010. Most notably, during the third quarter of 2011, we recorded $857 in severance costs for positions eliminated in connection with our realignment of our Canadian distribution and support operations. As part of this realignment, at the end of the fourth quarter of 2011, we vacated our Toronto-based distribution facility, with a majority of our Canadian distribution being transitioned to our existing distribution facility in Wisconsin and a new, smaller Toronto-based distribution facility. In addition to the $857 in severance recorded in 2011, we also recorded $438 in connection with vacating and terminating the lease associated with the closed Toronto facility.

Restructuring costs for both 2011 and 2010 also included lease termination and other holding costs related to facilities closed in prior years, consisting of one leased and one owned facility for which we continue to pay holding costs. Our restructuring reserve was $3,139 as of December 31, 2011, recorded within accrued liabilities and other long-term liabilities, comprised, in part, of the remaining $815 severance accrual primarily related to our Canadian re-alignment, with the balance in the reserve representing our estimate of the remaining liability existing relative to three closed properties under lease and which is equal to our remaining obligation under such lease reduced by estimated sublease rental income reasonably expected for the property. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of a lease termination, sublease agreement, or changes in the related market in which the property is located. Restructuring expense is not segregated by reportable segment as our operating segments share common production processes and manufacturing facilities, as discussed in Note 18 below.

The following table summarizes restructuring activities:

	Lease Holding Costs	Severance & Other Closing Costs	Total
Restructuring Activities
BALANCE — December 31, 2009	$4,362	$23	$4,385

Provision	242	1,711	1,953
Uses	(2,221)	(1,734)	(3,955)

BALANCE — December 31, 2010	$2,383	$—	$2,383

Provision	477	1,476	1,953
Uses	(536)	(661)	(1,197)

BALANCE — December 31, 2011	$2,324	$815	$3,139

We anticipate incurring between $500 and $1,000 in restructuring costs in 2012 related to existing closed facilities, without giving effect to our successfully negotiating any potential sales, alterations to or additional subleases, or lease buy-outs in relation to one or more of these properties. However, it should be noted that management regularly assesses the Company’s cost structure and is also continually adjusting plans and production schedules in light of sales trends, the macro-economic environment and other demand indicators, and the possibility exists that we may determine further plant closings, restructurings and workforce reductions are necessary, some of which may be significant.

5.  INVENTORIES

Inventories consisted of the following:

	December 31,
	2011	2010
FIFO cost:
Raw materials	$39,209	$28,831
Work in progress	3,853	2,640
Finished products	65,627	49,659

Total	$108,689	$81,130

6.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2011	2010
Salaries, wages and employee benefits	$8,825	$7,084
Sales incentives	10,460	9,092
Interest	9,382	9,537
Other	7,095	4,480

Total	$35,762	$30,193

7.  DEBT

Total borrowings were as follows:

	December 31,
	2011	2010
Revolving credit facility expiring October 1, 2016	$30,000	$—
9% Senior Notes due February 15, 2018, including unamortized discount of $2,735 and $3,185, respectively	272,265	271,815
Capital lease obligations	836	12

	303,101	271,827
Less current portion	(166)	(7)

Long-term debt	$302,935	$271,820

Revolving Credit Facility

On August 4, 2011, we entered into a new $250,000, five-year revolving credit facility agreement, with an accordion feature that allows us to increase our borrowings by an additional $50,000 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced a $200,000 revolving credit facility which was scheduled to expire in April of 2012. The Revolving Credit Facility, which expires on October 1, 2016, is an asset-based loan facility, with a $20,000 Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below. We incurred $1,500 in fees and direct costs related to negotiating the Revolving Credit Facility. These respective fees and costs are being amortized over the life of the revolver. At December 31, 2011, we had $30,000 in borrowings under the facility, with $120,288 in remaining excess availability.

The interest rate charged on borrowings under the Revolving Credit Facility is based on our election of either the base rate (greater of the federal funds rate plus 0.5% and the lender’s prime rate) plus a range of 0.25% to 0.75%

or the Eurodollar rate plus a range of 1.50% to 2.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay an unused line fee of between 0.25% and 0.50% based on quarterly average excess availability pursuant to the terms of the Revolving Credit Facility. Our effective interest rate for borrowings made under the Revolving Credit Facility was 3.07% in 2011, as compared to 2.47% in 2010.

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

As of December 31, 2011, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (“Senior Notes”)

Our Senior Notes mature on February 15, 2018 and have an aggregate principal amount of $275,000 and a 9% coupon rate. Interest payments are due on February 15th and August 15th.

The Indenture relating to our Senior Notes contains customary covenants that limit us and our restricted subsidiaries with respect to, among other things, incurring additional indebtedness, making restricted payments, creating liens, paying dividends, consolidating, merging or selling substantially all of their assets, entering into sale and leaseback transactions, and entering into transaction with affiliates. Additionally, all our domestic restricted subsidiaries that guarantee the Revolving Credit Facility are required under the Indenture to guarantee our obligations under the Senior Notes. Following our entry into the new Revolving Credit Facility, TRC and Patco became subsidiary guarantors of the Senior Notes.

Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining term of the Senior Notes. As of December 31, 2011, we were in compliance with all of the covenants of our Senior Notes.

Senior Notes	December 31, 2011
Face Value	$275,000
Fair Value	$278,094
Interest Rate	9%
Interest Payment	Semi-Annually February 15th and August 15th
Maturity Date	February 15, 2018
Guarantee	Jointly and severally guaranteed fully and unconditionally by our 100% owned subsidiaries, CCI International, Inc., Patco and TRC

	Beginning Date	Percentage
Optional redemption (1)(2)	February 15, 2014	104.50%
	February 15, 2015	102.25%
	February 15, 2016	100.00%

(1)	The Company may, at its option, redeem the Senior Notes, in whole at any time or in part from time to time, on or after the above-noted dates and at the above-noted percentages of the principal amount thereof (plus interest due).
(2)	In addition, the Company may, at its option, use the net cash proceeds from a public equity offering, to redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 109.00% of the principal amount, plus accrued and unpaid interest if completed before February 15, 2013.

At December 31, 2011, annual maturities of long-term debt for each of the next five years and thereafter are shown in the below table.

2012	$166
2013	168
2014	169
2015	172
2016	161
Subsequent to 2016	275,000

Total debt maturities	275,836
Revolving Credit Facility	30,000
Unamortized discount on long-term debt	(2,735)

Total debt	$303,101

Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends.

Debt Issue Costs

We have incurred debt issuance costs in connection with our 2018 Senior Note issuances and our Revolving Credit Facility, including amendment fees related to the Revolving Credit Facility. These fees are being amortized over the remaining term of the senior notes and Revolving Credit Facility, respectively. Amortization of debt issuance costs was $1,510 and $1,766 in 2011 and 2010, respectively.

8.  INCOME TAXES

Our income before income taxes includes the following components:

	2011	2010
Income before income taxes
U.S	$21,822	$1,341
Foreign	3,601	3,869

Total income	$25,423	$5,210

The provision for income tax expense (benefit) consists of the following:

	2011	2010
Current tax expense	$6,380	$2,397
Deferred income tax expense (benefit)	1,602	(914)

Total income tax expense	$7,982	$1,483

Our current tax expense for 2011 consisted of US and foreign current tax amounts of $5,736 and $644 respectively, and our deferred tax expense for 2011 consisted of US and foreign deferred tax amounts of $1,495, and $107 respectively.

Our current tax expense for 2010 consisted of US and foreign current tax amounts of $1,335 and $1,062 respectively, and our deferred tax expense (benefit) for 2010 consisted of US and foreign deferred tax amounts of $(1,029), and $115 respectively.

Our deferred taxes result primarily from the tax effect of differences between the financial and tax basis of assets and liabilities based on enacted tax laws. Valuation allowances, if necessary, are provided against deferred tax assets that are not likely to be realized. We believe our deferred tax assets will be fully utilized based on projections for future earnings and tax planning strategies. Additionally, we believe our income tax filing positions and deductions will be sustained and, thus, we have not recorded any reserves related to our deferred tax assets, or related accruals for interest and penalties, or uncertain income tax positions under the accounting guidance at either December 31, 2011 or 2010.

Significant components of deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Reserves not deducted for tax:
Allowances for uncollectible accounts	$577	$431
Legal reserves	133	155
Inventories	2,013	1,367
Employee benefits	773	570
Insurance receivable	—	616
Tax credits	442	822
Stock-based compensation	5,018	4,378
Other	1,386	1,726
Deferred tax liabilities:
Depreciation and amortization	(11,829)	(7,244)
Other	(1,285)	(944)

Net deferred tax asset (liability)	$(2,772)	$1,877

The reconciliation between income tax amounts at the statutory tax rate to income tax expense recorded on our consolidated income statement is as follows:

	2011	2010
Income taxes at federal statutory rate	$8,899	$1,824
Increase (decrease) in income taxes resulting from:
State tax benefit (net of federal tax effect)	1,010	81
Foreign tax rate differential	(509)	—
Section 199 deduction	(492)	(179)
Tax credit	(451)	(309)

Other	(475)	66

Income taxes	$7,982	$1,483

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We provide for U.S. deferred taxes and foreign withholding tax on undistributed earnings not considered permanently reinvested in our Canadian subsidiary. We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investment in our Honduran subsidiary, which totaled $7,816 as of December 31, 2011, as we consider this investment permanent in duration. Accordingly, the corresponding estimate of additional deferred taxes related thereto that have not been provided for as of December 31, 2011 is approximately $2,735. At December 31, 2011, we had $1,542 in cash held in Honduras. If transferred, the Company would have to accrue and pay taxes on the amount repatriated. The Company does not currently intend to repatriate any of the funds held in Honduras.

Our state and foreign income tax returns for the tax years 2005 and later remain subject to examination by various state and foreign taxing authorities. The Internal Revenue Service has completed reviews of our federal income tax returns through 2009.

9.  COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $6,308 and $5,910 for 2011 and 2010, respectively. Minimum future lease payments under capital and operating leases, with non-cancelable initial lease terms in excess of one year as of December 31, 2011, were as follows:

	Capital Leases	Operating Leases
2012	$181	$6,016
2013	179	4,482
2014	177	3,486
2015	177	2,934
2016	162	2,600
After 2016	—	4,373

Total	$876	$23,891

Less: Amounts representing interest	40

Present value of future minimum lease payments	836
Less: Current obligations under capital leases	166

Long-term obligations under capital leases	$670

We record our obligation under capital leases within debt in the accompanying consolidated balance sheets (see Note 7). The gross amount of assets recorded under capital leases as of December 31, 2011 and 2010 was $1,729 and $885, respectively. Accumulated depreciation was $881 and $861 at December 31, 2011 and 2010, respectively. We depreciate these assets over the shorter of their related lease terms or estimated useful lives.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a joint and several Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of December 31, 2011 and December 31, 2010, we had a $341 and $400 accrual, respectively, recorded for this liability.

Although no assurances are possible, we believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnities will be resolved without material effect on our financial position, results of operations or cash flows.

10.  DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. We had no hedge positions at December 31, 2011 to which hedge accounting was applied. Cash settlements related to derivatives are included in the operating section of the consolidated statement of cash flows.

As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our consolidated balance sheets, gross values are netted and classified within Prepaid expenses and other current assets or Accrued liabilities depending upon our aggregate net position at the balance sheet date.

Commodity Derivatives	Contract Position (In Total Pounds)			Fair Value
	Long	Short	Cash Collateral Posted	Asset	Liability
Copper futures contracts outstanding as of (1):
Period ended December 31, 2011	450	625	$113	$—	$5
Period ended December 31, 2010	—	875	1,249	—	509

(1)	All of our copper futures contracts mature in less than three months and are tied to the price of copper on the COMEX and, accordingly, the value of such futures contracts changes directly in relation thereto.

As of December 31, 2011 and 2010, no cumulative losses or gains existed in Other Comprehensive Income (“OCI”). As hedge accounting has not been applied to any of our open hedges at December 31, 2011, no associated losses or gains have been recorded within OCI.

Derivatives Not Accounted for as Hedges Under the Accounting Rules	Gain (Loss) Recognized in Income	Location of Loss Recognized in Income
Copper commodity contracts:
Year Ended December 31, 2011	$572	Cost of goods sold
Year Ended December 31, 2010	(1,264)	Cost of goods sold

11.  EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of time-based vesting restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of December 31, 2011, there were 282 shares of time-based vesting restricted stock outstanding.

For the respective years ended December 31, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Year Ended December 31,
Components of Basic and Diluted Earnings per Share	2011	2010
Basic EPS Numerator:
Net income	$17,441	$3,727
Less: Earnings allocated to participating securities	(283)	(87)

Net income allocated to common shareholders	$17,158	$3,640

Basic EPS Denominator:
Weighted average shares outstanding	17,090	16,925
Basic earnings per common share	$1.00	$0.22
Diluted EPS Numerator:
Net income	$17,441	$3,727
Less: Earnings allocated to participating securities	(279)	(87)

Net income allocated to common shareholders	$17,162	$3,640

Diluted EPS Denominator:
Weighted average shares outstanding	17,090	16,925
Dilutive common shares issuable upon exercise of stock options	220	66

Diluted weighted average shares outstanding	17,310	16,991

Diluted earnings per common share	$0.99	$0.21

To the extent stock options and awards are anti-dilutive, they are excluded from the calculation of diluted weighted average shares outstanding. Awards with respect to 771 and 1,121 common shares were not included in the computation of diluted earnings per share for 2011 and 2010, respectively, because they were anti-dilutive.

12.  SHAREHOLDER’S EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. In April 2008, an amended and restated plan was approved by shareholders that, among other things, added stock appreciation rights, restricted or unvested stock, restricted stock units, performance shares, performance units and incentive performance bonuses as available awards under the plan. In April 2011, this existing plan was amended to among other things, expanded the number of awards that may be issued, equal to 2,940 shares of stock. Total stock-based compensation expense was $3,173 and $2,575 in 2011 and 2010, respectively. At December 31, 2011, there was $763 of total unrecognized compensation cost related to nonvested share-based compensation arrangements that we expect will vest and be recognized over a weighted-average period of 1.28 years.

Stock Options

No stock options were issued in 2011.

In 2010, we granted 150 in stock options which have a ten-year life and vest over a four-year period in three equal installments beginning two years from the date of grant. We utilize the fair value method in accounting for stock-compensation expense, estimating the fair value of options granted under our plan at each related grant date using a Black-Scholes option-pricing model. Historically, we have determined the value of all stock options using the simplified method, as prescribed in the accounting guidance, due to our lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term and due to the limited period of time our equity shares have been publically traded.

The following table sets forth information about the weighted-average fair value of options granted during 2010, and the weighted-average assumptions used for such grants:

2010
Fair value of options at grant date (per share)	$3.30
Dividend yield	0%
Expected volatility	88.5%
Risk-free interest rate	2.70%
Expected term of options	6 years

Changes in stock options for 2011 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding on January 1, 2011	1,408	$11.03	6.8	$936
Granted	—	—	—	—
Exercised	(15)	—	—	—
Forfeited or expired	(2)	18.27	5.2

Outstanding on December 31, 2011	1,391	$11.07	5.8	$2,012

At December 31, 2011:
Vested or expected to vest	1,374	$11.15	5.8	1,941
Exercisable	374	6.24	6.5	891

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value. We have no policy or plan to repurchase common shares to mitigate the dilutive impact of options.

Additional information regarding options outstanding as of December 31, 2011 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms
$0-$10	620	$5.45	7.02
$10-$20	716	$14.97	4.79
$20-$25	55	$23.62	5.36

Stock Awards

In January 2011, the Company awarded unvested common shares to members of its Board of Directors. In total, non-management board members were awarded 89 unvested shares with an approximate aggregate fair value of $560. For the year ended December 31, 2010, the Company awarded non-management board members 166 unvested common shares with an approximate aggregate fair value of $557. One-third of the shares vest on the first, second and third anniversary of the grant date. These awarded shares are participating securities which provide the recipient with both voting rights and, to the extent dividends, if any, are paid by the Company, non-forfeitable dividend rights with respect to such shares.

Changes in nonvested shares for 2011 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	923	$4.09
Granted	89	6.32
Vested	(303)	4.29
Forfeited	(27)	4.54

Nonvested at December 31, 2011	682	$4.28

In the first quarter of 2010, 517 performance shares were granted to certain members of management. These performance shares are convertible to stock, on a one-to-one basis, contingent upon future stock price performance. If, at any time up to ten years after the date of grant, the Company’s common stock attains three separate incrementally increasing stock price goals beginning with a price representing approximately 350% of the average stock price on the date of grant, a portion of the awards will vest. On July 7, 2011, the first tranche of shares reached their vesting price. As a result, 117 shares of common stock were issued on the respective date.

In addition, in the first quarter of 2010, 258 performance shares that settled in cash rather than stock were also granted to certain members of management. If, at any time up to ten years after the date of grant, the Company’s common stock attains three separate incrementally increasing stock price goals beginning with a price representing approximately 350% of the average stock price on the date of grant, a portion of the awards will vest. On July 7, 2011, the first tranche of these shares reached their vesting price. Accordingly, the equivalent of 58 shares of common stock were paid in cash on the respective date. The cash-settled shares are re-measured each balance sheet date using a Monte Carlo model and recorded as a liability. At December 31, 2011, these cash-settled shares were measured using an assumption of 90.8% volatility, and a risk-free rate of 1.56%, resulting in an estimated aggregate fair value of approximately $2,470, which is recorded to the stock compensation liability over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 0.9 years as of December 31, 2011.

Treasury Stock

On August 3, 2011, our Board of Directors authorized a two-year stock repurchase plan pursuant to which up to 500 shares of the Company’s common stock are authorized to be purchased in open market or privately-negotiated transactions. In 2011, we repurchased 320 shares at a total cost of $2,789, including commissions. There can be no assurance that any additional share repurchases will be made. The number of shares actually purchased in future periods will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions, and management’s assessment of competing alternatives for capital deployment.

13.  RELATED PARTIES

We lease our corporate office facility from certain members of our Board of Directors and executive management, and we made rental payments of $475 and $330 in 2011 and 2010, respectively. In addition, we lease three manufacturing facilities from an entity in which one of our executive officers has a substantial minority interest, and we paid a total of $1,105 and $1,176 in 2011 and 2010, respectively. On January 16, 2012, we purchased these three manufacturing facilities for $6,505.

14.  BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. Considering such matching contributions, we recorded expenses totaling $1,075 and $952, related to these savings plans during 2011 and 2010, respectively.

Riblet Pension Plan

As a result of its merger with Riblet Products Corporation (“Riblet”) in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The Riblet plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 81 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan.

As of December 31, 2011, the plan had total assets of $1,561 and a benefit obligation of $1,093. The resulting funded status is $468.

For the years ended December 31, 2011 and 2010, we recorded net period pension income of $58 and $33, respectively.

The table below presents the Riblet plan assets using the fair value hierarchy, as of the periods ending December 31, 2011 and December 31, 2010. The plan’s investments are held in the form of cash, group fixed and variable deferred annuities, real estate, and other investments.

	Fair Value Measurement
	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and other mutual funds	$8	$494	$—	$502	$25	$148	$—	$173
Equity securities	—	789	—	789	—	611	—	611
Fixed-income Securities	—	270	—	270	—	843	—	843

Total	$8	$1,553	$—	$1,561	$25	$1,602	$—	$1,627

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

As of the periods ending December 31, 2011 and December 31, 2010, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents, derivatives, and equity securities. There were no transfers of assets between levels for year ended December 31, 2011.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash & Cash Equivalents	$9,746	$—	$—	$9,746	$33,454	$—	$—	$33,454
Derivative Assets, Net of Collateral	108	—	—	108	740	—	—	740
Available for Sale Securities	—	—	—	—	1,243	—	—	1,243

Total	$9,854	$—	$—	$9,854	$35,437	$—	$—	$35,437

16.  INSURANCE-RELATED SETTLEMENT

In 2005, we experienced a theft of inventory resulting from break-ins at our manufacturing facility in Miami Lakes, Florida, which we have since closed. In 2008, as a result of failing to secure satisfactory settlement of the matter with our insurers, we commenced legal action in regard to this matter and recorded an allowance for the related insurance receivable. Accordingly, we recorded a $1,588 non-cash charge in 2008 that fully reserved the insurance receivable reflected on our consolidated balance sheet for the theft of the related inventory and associated product reels. During the fourth quarter of 2011, we received payment of $1,250 in settlement of this matter. This amount has been recorded within selling, general and administrative expense.

17.  OTHER INCOME (LOSS)

In 2011, we recorded a loss of $300 as compared to a gain of $230 in 2010, reflecting the impact of exchange rate changes on our Canadian subsidiary.

In 2011, in accordance with our purchase accounting relating to TRC, we recorded an accrual of $378, reflecting our best estimate of TRC’s obligation under the terms of an earn-out provision at the time of our acquisition of TRC. During the fourth quarter of 2011, it was determined that this liability was no longer necessary, and the accrual was reversed with a corresponding offset recorded within other income.

18.  BUSINESS SEGMENT INFORMATION

We have three reportable segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) Other. The Distribution segment serves customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us, which are used as inputs into subassemblies of manufactured finished goods. Our Other segment was created as the direct result of our 2011 acquisition of TRC. We integrated a portion of TRC’s legacy business into our Distribution segment during 2011. The remainder of TRC’s legacy business, primarily its military and specialty vehicle business, has not yet been integrated into our two historic reportable segments, and comprises the Other segment reported herein.

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

Revenues by business segment represent sales to unaffiliated customers and no one customer or group of customers under common control accounted for more than 10% of consolidated net sales. No sales were made among reportable segments for the periods ended December 31, 2011 and December 31, 2010.

End Markets	Principal Products	Applications	Customers
Distribution Segment

Retail Distribution	Extension cords, trouble lights, battery booster cables, battery cables and accessories, surge and strip and electronic cable products	Wide variety of consumer applications	National and regional mass merchandisers, home centers, hardware distributors, warehouse clubs and other consumer retailers

Electrical Distribution	Industrial power, electronic and communication cables, low voltage wire and assembled products	Construction and industrial MRO applications	Buying groups, national chains and independent distributors

Wire and Cable Distribution	Industrial power, electronic and communication cables and low voltage wire	Construction and industrial MRO applications	Independent distributors

Industrial Distribution	Extension cords, ground fault circuit interrupters, industrial cord reels, custom cords, trouble lights, portable halogen lights and electrical/electronic cables	Various commercial construction and industrial applications	Specialty, tool and fastener distributors, MRO/industrial catalog houses and retail/general construction supply houses

	Irrigation, sprinkler and polyethylene golf course cables	Commercial and residential sprinkler systems, low voltage lighting applications and well pumps	Turf and landscape, golf course and submersible pump distributors

OEM Segment
OEM	Custom cables and specialty copper products	Various applications across various OEM businesses	OEMs

Other Segment
Other	Power management and control, intelligent battery systems technology and electrical safety products	Electronic control and measurement devices for the distribution of electric power	Military and military contractors, independent distributers, OEMs

Financial data for the Company’s reportable segments is as follows:

	Year Ended December 31,
	2011	2010
Net Sales:
Distribution Segment	$632,777	$525,274
OEM Segment	217,831	178,489
Other Segment	16,748	—

Reporting Segment Total	$867,356	$703,763

Operating Income:
Distribution Segment	$60,885	$47,834
OEM Segment	15,526	13,089
Other Segment	(820)	—

Reporting Segment Total	75,591	60,923
Corporate	(22,907)	(19,941)

Consolidated operating income	$52,684	$40,982

Net sales to external customers by our product groups are as follows:

	Year Ended December 31,
Net Sales by Groups of Products	2011	2010
	(In thousands)
Industrial Wire and Cable	$412,248	$328,405
Assembled Wire and Cable Products	237,716	196,523
Electronic Wire	177,817	154,825
Fabricated Bare Wire	39,575	24,010

Total	$867,356	$703,763

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, and intangible amortization.

In 2011 and 2010, our consolidated net sales included a total of $63,742 and $47,673, respectively, of net sales in Canada. In addition, we had a total of approximately $188 and $261 in tangible long-lived assets in Canada at both December 31, 2011 and 2010, respectively. As a result of the TRC acquisition, we had $1,599 in tangible long-lived assets in Honduras at December 31, 2011. In addition, we did not have any significant sales outside of the U.S. and Canada in 2011 or 2010.

19.  SUPPLEMENTAL GUARANTOR INFORMATION

The Senior Notes and the Revolving Credit Facility are instruments of the parent, and are reflected in their respective balance sheets. As of December 31, 2011, our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) were guaranteed by our 100% owned subsidiaries, CCI International, Inc., Patco and TRC (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional, and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Coleman Cable, Inc. (“Parent”) and the Guarantor Subsidiaries. The consolidating financial statements have been prepared on the same basis as the consolidated financial statements of Parent. The equity method of accounting is followed within this financial information.

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
Net sales	$814,847	$22,998	$75,676	$(46,165)	$867,356
Cost of goods sold	706,810	19,668	64,274	(46,165)	744,587

Gross profit	108,037	3,330	11,402	—	122,769
Selling, general and administrative expenses	49,552	5,648	5,907	—	61,107
Intangible amortization	5,619	1,387	19	—	7,025
Restructuring charges	324	276	1,353	—	1,953

Operating (loss) income	52,542	(3,981)	4,123	—	52,684
Interest expense	27,861	—	231	—	28,092
Gain on available for sale securities	(753)	—	—	—	(753)
Other loss (income)	10	(378)	290	—	(78)

Income (loss) before income taxes	25,424	(3,603)	3,602	—	25,423
Income from subsidiaries	838	—	—	(838)	—
Income tax expense (benefit)	8,821	(1,590)	751	—	7,982

Net income (loss)	$17,441	$(2,013)	$2,851	$(838)	$17,441

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
Net sales	$667,273	$—	$47,673	$(11,183)	$703,763
Cost of goods sold	579,548	—	38,369	(11,183)	606,734

Gross profit	87,725	—	9,304	—	97,029
Selling, general and administrative expenses	41,557	—	5,387	—	46,944
Intangible amortization	6,783	—	43	—	6,826
Asset impairments	324	—	—	—	324
Restructuring charges	1,953	—	—	—	1,953

Operating income	37,108	—	3,874	—	40,982
Interest expense	27,202	—	234	—	27,436
Loss on extinguishment of debt	8,566	—	—	—	8,566
Other income	(1)	—	(229)	—	(230)

Income before income taxes	1,341	—	3,869	—	5,210
Income from subsidiaries	2,646	—	—	(2,646)	—
Income tax expense	260	—	1,223	—	1,483

Net income	$3,727	$—	$2,646	$(2,646)	$3,727

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,086	$724	$4,936	$—	$9,746
Accounts receivable — net of allowances	105,900	3,404	11,263	—	120,567
Intercompany receivable	—	10,954	3,459	(14,413)	—
Inventories	98,596	4,662	5,431	—	108,689
Deferred income taxes	2,674	595	86	—	3,355
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	7,039	2,075	1,174	—	10,288

Total current assets	218,841	22,414	26,349	(14,413)	253,191

PROPERTY, PLANT AND EQUIPMENT, NET	54,404	2,766	1,787	—	58,957
GOODWILL	31,675	23,541	1,508	—	56,724
INTANGIBLE ASSETS, NET	21,353	6,901	86	—	28,340
DEFERRED INCOME TAXES	58	—	318	—	376
OTHER ASSETS	8,016	—	132	—	8,148
INVESTMENT IN SUBSIDIARIES	61,724	—	—	(61,724)	—

TOTAL ASSETS	$396,071	$55,622	$30,180	$(76,137)	$405,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$166	$—	$—	$—	$166
Accounts payable	25,154	473	3,454	—	29,081
Intercompany payable	2,552	3,459	8,402	(14,413)	—
Accrued liabilities	30,154	927	4,681	—	35,762

Total current liabilities	58,026	4,859	16,537	(14,413)	65,009

LONG-TERM DEBT	302,935	—	—	—	302,935
OTHER LONG-TERM LIABILITIES	3,184	—	10	—	3,194
DEFERRED INCOME TAXES	3,831	2,672	—	—	6,503
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury Stock	(2,789)	—	—	—	(2,789)
Additional paid-in capital	92,871	50,104	1,475	(51,579)	92,871
Retained earnings (accumulated deficit)	(61,819)	(2,013)	11,423	(9,410)	(61,819)
Accumulated other comprehensive loss	(185)	—	(193)	193	(185)

Total shareholders’ equity	28,095	48,091	13,633	(61,724)	28,095

TOTAL LIABILITIES AND EQUITY	$396,071	$55,622	$30,180	$(76,137)	$405,736

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2010

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,493	$77	$2,884	$—	$33,454
Accounts receivable, net of allowances	100,285	—	10,489	—	110,774
Intercompany receivable	2,188	—	—	(2,188)	—
Inventories	75,001	—	6,129	—	81,130
Deferred income taxes	3,008	—	163	—	3,171
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	8,340	1	778	(5,358)	3,761

Total current assets	219,861	78	20,443	(7,546)	232,836
PROPERTY, PLANT AND EQUIPMENT, NET	45,470	—	261	—	45,731
GOODWILL	27,598	—	1,536	—	29,134
INTANGIBLE ASSETS	23,657	—	107	—	23,764
DEFERRED INCOME TAXES	—	—	301	—	301
OTHER ASSETS	9,345	—	—	—	9,345
INVESTMENT IN SUBSIDIARIES	9,538	—	—	(9,538)	—

TOTAL ASSETS	$335,469	$78	$22,648	$(17,084)	$341,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7	$—	$—	$—	$7
Accounts payable	19,075	—	2,941	—	22,016
Intercompany payable		73	2,115	(2,188)	—
Accrued liabilities	27,492	5	2,696	—	30,193
Other liabilities	—	—	5,358	(5,358)	—

Total current liabilities	46,574	78	13,110	(7,546)	52,216

LONG-TERM DEBT	271,820	—	—	—	271,820
OTHER LONG-TERM LIABILITIES	4,258	—	—	—	4,258
DEFERRED INCOME TAXES	1,595	—	—	—	1,595
Common stock	17	—	—	—	17
Additional paid in capital	90,483	—	1,000	(1,000)	90,483
Retained earnings (accumulated deficit)	(79,260)	—	8,572	(8,572)	(79,260)
Accumulated other comprehensive loss	(18)	—	(34)	34	(18)

Total shareholders’ equity	11,222	—	9,538	(9,538)	11,222

TOTAL LIABILITIES AND EQUITY	$335,469	$78	$22,648	$(17,084)	$341,111

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$17,441	$(2,013)	$2,851	$(838)	$17,441
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	18,706	1,980	389	—	21,075
Stock-based compensation	3,173	—	—	—	3,173
Foreign currency transaction loss	10	—	290	—	300
Gain on available for sale securities	(753)	—	—	—	(753)
Excess tax benefits from stock-based compensation	(512)	—	—	—	(512)
Deferred taxes	2,309	(861)	108	—	1,556
Loss on disposal of fixed assets	236	12	2	—	250
Equity in consolidated subsidiaries	(838)	—	—	838	—
Changes in operating assets and liabilities:
Accounts receivable	(3,491)	669	(702)	—	(3,524)
Inventories	(18,835)	548	4,355	—	(13,932)
Prepaid expenses and other assets	(4,137)	(866)	(256)	—	(5,259)
Accounts payable	5,001	(1,518)	(323)	—	3,160
Intercompany accounts	7,122	1,420	(8,542)	—	—
Accrued liabilities	712	(536)	1,785	—	1,961

Net cash flow from operating activities	26,144	(1,165)	(43)	—	24,936

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(14,493)	(509)	(31)	—	(15,033)
Proceeds from sale of fixed assets	11	—	—	—	11
Acquisition of businesses, net of cash acquired	(64,425)	2,321	2,881	—	(59,223)

Net cash flow from investing activities	(78,907)	1,812	2,850	—	(74,245)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	244,599	—	—	—	244,599
Repayments under revolving loan facilities	(214,599)	—	—	—	(214,599)
Payment of debt financing and amendment fees	(1,435)	—	(65)	—	(1,500)
Treasury stock purchases	(2,789)	—	—	—	(2,789)
Excess tax benefits from stock-based compensation	512	—	—	—	512
Proceeds from option exercises	87	—	—	—	87
Repayment of long-term debt	(19)	—	—	—	(19)

Net cash flow from financing activities	26,356	—	(65)	—	26,291

Effect of exchange rate on cash and cash equivalents	—	—	(690)	—	(690)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,407)	647	2,052	—	(23,708)
CASH AND CASH EQUIVALENTS — Beginning of period	30,493	77	2,884	—	33,454

CASH AND CASH EQUIVALENTS — End of period	$4,086	$724	$4,936	$—	$9,746

NONCASH ACTIVITY
Unpaid capital expenditures	1,709	—	—	—	1,709
Capital lease obligation	836	—	—	—	836
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	9,902	—	788	—	10,690
Cash interest paid	26,442	—	19	—	26,461

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,727	$—	$2,646	$(2,646)	$3,727
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	19,886	—	191	—	20,077
Stock-based compensation	2,575	—	—	—	2,575
Foreign currency transaction gain	(1)	—	(229)	—	(230)
Loss on extinguishment of Senior Notes	8,566	—	—	—	8,566
Asset impairments	324	—	—	—	324
Deferred tax	(1,029)	—	115	—	(914)
Loss on disposal of fixed assets	608	—	—	—	608
Equity in consolidated subsidiary	(2,646)	—	—	2,646	—
Changes in operating assets and liabilities:
Accounts receivable	(21,381)	—	(3,297)	—	(24,678)
Inventories	(13,723)	—	(1,205)	—	(14,928)
Prepaid expenses and other assets	1,516	11	808	—	2,335
Accounts payable	3,354	—	518	—	3,872
Intercompany accounts	(512)	17	495	—	—
Accrued liabilities	6,975	(8)	(1,217)	—	5,750

Net cash flow from operating activities	8,239	20	(1,175)	—	7,084

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(6,383)	—	—	—	(6,383)
Purchase of investments	(1,577)	—	—	—	(1,577)
Proceeds from the disposal of fixed assets	2,894	—	—	—	2,894

Net cash flow from investing activities	(5,066)	—	—	—	(5,066)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	34,961	—	—	—	34,961
Repayments under revolving loan facilities	(45,200)	—	—	—	(45,200)
Payment of debt financing and amendment fees	(6,706)	—	—	—	(6,706)
Repayment of long-term debt	(231,664)	—	—	—	(231,664)
Proceeds from the issuance of 2018 Senior Notes, net of discount	271,911	—	—	—	271,911

Net cash flow from financing activities	23,302	—	—	—	23,302

Effect of exchange rate changes on cash and cash equivalents	—	—	535	—	535
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,475	20	(640)	—	25,855
CASH AND CASH EQUIVALENTS — Beginning of year	4,018	57	3,524	—	7,599

CASH AND CASH EQUIVALENTS — End of year	$30,493	$77	$2,884	$—	$33,454

NONCASH ACTIVITY
Capital lease obligations	$10	$—	$—	$—	$10
Unpaid capital expenditures	640	—	—	—	640
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	$(755)	—	$1,049	—	$294
Cash interest paid	22,208	—	—	—	22,208

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 12th day of March 2012.

/S/ G. GARY YETMAN G. Gary Yetman	Director, President and Chief Executive Officer

/S/ RICHARD N. BURGER Richard N. Burger	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/S/ DAVID BISTRICER David Bistricer	Director

/S/ NACHUM STEIN Nachum Stein	Director

/S/ SHMUEL D. LEVINSON Shmuel D. Levinson	Director

/S/ DENIS SPRINGER Denis Springer	Director

/S/ ISAAC NEUBERGER Isaac Neuberger	Director

/S/ HARMON SPOLAN Harmon Spolan	Director

/S/ DENNIS MARTIN Dennis Martin	Director

S-1

Index to Exhibits

2.1	—	Agreement and Plan of Merger, dated as of March 28, 2011, among Coleman Cable, Inc., Clearwater Acquisition I Inc. and Technology Research Corporation, incorporated by reference to our Current Report on Form 8-K as filed on March 29, 2011.

3.1	—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2	—	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2009.

4.2	—	Registration Rights Agreement, dated October 11, 2006, between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.3	—	Indenture, dated February 3, 2010, among Coleman Cable, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee (including the Form of 9% Senior Note due 2018 attached as Exhibit A thereto), incorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2011.

4.4	—	First Supplemental Indenture, dated August 12, 2011, by and among Technology Research Corporation, Patco Electronics, Inc., Coleman Cable, Inc., CCI International, Inc. and Deutsche Bank National Trust Company incorporated by reference to our Current report on Form 8-K as filed on August 16, 2011.

4.7	—	Shareholders Agreement, dated October 11, 2006, between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.1	—	Amended and Restated Credit Agreement, dated April 2, 2007, among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administration agent, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.2	—	First Amendment to Amended and Restated Credit Agreement, dated November 1, 2007, by and among Coleman Cable, Inc., certain of its Subsidiaries, the Lenders named therein, and Wachovia Bank, National Association, as administrative agent, incorporated herein by reference to our Form 8-K filed on November 2, 2007.

10.3	—	Second Amendment to Amended and Restated Credit Agreement, dated June 18, 2010, by and among Coleman Cable, Inc., the Subsidiaries that are signatories thereto, and the lenders that are signatories thereto, incorporated herein by reference to our Current Report on Form 8-K as filed on June 18, 2010.

10.4	—	Third Amendment to Amended and Restated Credit Agreement, dated January 19, 2011, by and among Coleman Cable, Inc., the Subsidiaries that are signatories thereto, and the lenders that are signatories thereto, incorporated herein by reference to our Current Report on Form 8-K as filed on January 20, 2011.

10.5	—	Lease, dated September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.6	—	Coleman Cable, Inc. Long-Term Incentive Plan, as amended and restated effective April 28, 2011, incorporated herein by reference to our Current Report on Form 8-K as filed on May 3, 2011.

*10.7	—	Form of Non-Qualified Stock Option Agreement Under the Coleman Cable, Inc. Long-Term Incentive Plan, incorporated herein by reference to our Form S-1 filed on November 16, 2006.

*10.8	—	Form of Restricted Stock Award Agreement under the Coleman Cable, Inc. Long-Term Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.9	—	Indemnification Agreement, dated November 13, 2007, by and between Morgan Capital LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.10	—	Amended and Restated Employment Agreement, dated December 29, 2009, by and between Coleman Cable, Inc. and Richard N. Burger incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

*10.11	—	Amended and Restated Employment Agreement, dated December 29, 2009, between Coleman Cable, Inc. and Richard Carr incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

*10.12	—	Amended and Restated Employment Agreement, dated December 30, 2009, by and between Coleman Cable, Inc. and G. Gary Yetman incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

*10.13	—	Amended and Restated Employment Agreement, dated December 30, 2009, between Coleman Cable, Inc. and Mike Frigo incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 30, 2009.

*10.14	—	Form of performance-based restricted stock unit award agreement, incorporated herein by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2011.

*10.15	—	Second Amended and Restated Credit Agreement, dated as of August 4, 2011, by and among Coleman Cable, Inc., Technology Research Corporation and Woods Industries (Canada) Inc., as borrowers, the lenders parties thereto, Wells Fargo Capital Financial LLC as the Administrative Agent, Joint Lead Arranger and Joint Bookrunner, incorporated by reference to our Current Report on Form 8-K as filed on August 10, 2011

10.16	—	Lease, dated as of February 1, 2008, by and between Cooperfield, LLC and DJR Ventures, LLC incorporated herein by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2008.

10.17	—	Tax Matters Agreement, dated as of September 30, 2006, between Coleman Cable, Inc. and the shareholders party thereto, incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2006.

21.1	—	Subsidiaries.

23.1	—	Consent of Deloitte & Touche LLP.

24.1	—	Power of Attorney (included on signature page of this filing).

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in eXtensible Business Reporting Language: (i) consolidated balance sheets as of December 31, 2011 and 2010; (ii) consolidated statements of income for each of the two years in the period ended December 31, 2011; (iii) consolidated statements of changes in shareholders’ equity for each of the two years in the period ended December 31, 2011; (iv) consolidated statements of cash flows for each of the two years in the period ended December 31, 2011; and (iv) notes to the consolidated financial statements.

*	Denotes management contract or compensatory plan or arrangement.