Form 10-Q
period 2012-03-31
Coleman Cable, Inc.
filed 2012-05-08
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Common shares outstanding as of May 4, 2012: 17,554,235

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
NET SALES	$220,491	$205,802
COST OF GOODS SOLD	189,821	175,775

GROSS PROFIT	30,670	30,027
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,730	13,853
INTANGIBLE ASSET AMORTIZATION	1,824	1,583
RESTRUCTURING CHARGES	333	—

OPERATING INCOME	12,783	14,591
INTEREST EXPENSE	7,022	6,971
OTHER (INCOME) LOSS, NET	74	(132)

INCOME BEFORE INCOME TAXES	5,687	7,752
INCOME TAX EXPENSE	1,960	2,526

NET INCOME	$3,727	$5,226

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE:
Basic	$0.22	$0.30
Diluted	0.21	0.30
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,072	17,079
Diluted	17,320	17,205

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
NET INCOME	$3,727	$5,226

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax benefit of $67 and $82, respectively	187	244
Unrealized investment gain, net of tax of $416	—	653
Pension adjustments, net of tax of $21	—	33

OTHER COMPREHENSIVE INCOME	187	930

COMPREHENSIVE INCOME	$3,914	$6,156

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,080	$9,746
Accounts receivable, net of allowances of $2,951 and $2,811, respectively	126,610	120,567
Inventories	122,151	108,689
Deferred income taxes	3,364	3,355
Assets held for sale	546	546
Prepaid expenses and other current assets	10,993	10,288

Total current assets	269,744	253,191

PROPERTY, PLANT AND EQUIPMENT, NET	69,437	58,957
GOODWILL	55,925	56,724
INTANGIBLE ASSETS, NET	26,518	28,340
DEFERRED INCOME TAXES	224	376
OTHER ASSETS	7,664	8,148

TOTAL ASSETS	$429,512	$405,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$167	$166
Accounts payable	28,613	29,081
Accrued liabilities	23,062	35,762

Total current liabilities	51,842	65,009

LONG-TERM DEBT	334,842	302,935
OTHER LONG-TERM LIABILITIES	2,960	3,194
DEFERRED INCOME TAXES	6,977	6,503
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 17,110 and 16,939 issued and outstanding on March 31, 2012 and December 31, 2011, respectively	17	17
Treasury stock, at cost: 329 and 320 shares, respectively	(2,887)	(2,789)
Additional paid-in capital	93,851	92,871
Accumulated deficit	(58,092)	(61,819)
Accumulated other comprehensive income (loss)	2	(185)

Total shareholders’ equity	32,891	28,095

TOTAL LIABILITIES AND EQUITY	$429,512	$405,736

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,727	$5,226
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	5,742	4,844
Stock-based compensation	598	1,177
Foreign currency transaction loss (gain)	74	(132)
Deferred taxes	554	(1,454)
Excess tax benefits from stock-based compensation	(651)	—
Gain on disposal of fixed assets	(28)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(6,266)	(12,447)
Inventories	(13,462)	(11,557)
Prepaid expenses and other assets	216	822
Accounts payable	1,019	3,129
Accrued liabilities	(12,529)	(7,204)

Net cash flow from operating activities	(21,006)	(17,597)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(15,242)	(2,135)
Proceeds from sale of fixed assets	20	4

Net cash flow from investing activities	(15,222)	(2,131)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowing under revolving loan facility	130,612	—
Repayments under revolving loan facility	(98,775)	—
Treasury stock purchases	(98)	—
Excess tax benefits from stock-based compensation	651	—
Repayment of long-term debt	(41)	(3)
Common stock option exercises	—	9

Net cash flow from financing activities	32,349	6

Effect of exchange rate changes on cash and cash equivalents	213	472
DECREASE IN CASH AND CASH EQUIVALENTS	(3,666)	(19,250)
CASH AND CASH EQUIVALENTS — Beginning of period	9,746	33,454

CASH AND CASH EQUIVALENTS — End of period	$6,080	$14,204

NONCASH ACTIVITY
Unpaid capital expenditures	230	363
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	12	156
Cash interest paid	12,766	12,908

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Thousands)

(unaudited)

	Common Stock Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE — January 1, 2011	16,939	$17	$—	$90,483	$(79,260)	$(18)	$11,222

Stock awards	184	—	—	—	—	—	—
Stock options exercised	2	—	—	—	—	—	—
Comprehensive income	—	—	—	—	5,226	930	6,156
Stock-based compensation	—	—	—	520	—	—	520

BALANCE — March 31, 2011	17,125	$17	$—	$91,003	$(74,034)	$912	$17,898

BALANCE — January 1, 2012	16,939	$17	$(2,789)	$92,871	$(61,819)	$(185)	$28,095

Stock awards	179	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—
Treasury shares repurchased	(9)	—	(98)	—	—	—	(98)
Comprehensive income	—	—	—	—	3,727	187	3,914
Stock-based compensation	—	—	—	980	—	—	980

BALANCE — March 31, 2012	17,109	$17	$(2,887)	$93,851	$(58,092)	$2	$32,891

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include Coleman Cable, Inc. and all of its subsidiaries (the “Company,” “Coleman,” “we,” “us,” or “our”). The condensed consolidated financial statements included herein are unaudited. The preparation of the condensed consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. All amounts are in thousands, unless otherwise indicated. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and IFRS. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 was effective for interim and annual periods beginning on or after December 15, 2011. This update, which was effective for the first quarter of 2012, did not have a significant impact on the Company’s results of operations, financial position and cash flows.

Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this standard during the first quarter of 2012. The Company has presented comprehensive income using two separate financial statements.

Accounting Standards Update No. 2011-08 – “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-08”)

ASU No. 2011-08 amends existing guidance by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU No. 2011-08 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. This update, which was effective for the first quarter of 2012, did not have a significant impact on the Company’s results of operations, financial position, and cash flows. The Company performs its annual goodwill impairment test as of December 31st of each year at which point it will assess whether or not to first perform the above-described qualitative tests.

Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”)

ASU No. 2011-11 amends existing guidance by enhancing disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company is currently evaluating the impact ASU No. 2011-11 will have on its financial statements but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flows.

Accounting Standards Update No. 2011-12 – “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”)

ASU No. 2011-12 defers the changes in ASU No. 2011-05 that relate to the presentation of items reclassified from other comprehensive income to net income. The Financial Accounting Standards Board is still considering the operation concerns about the presentation requirements for these reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments. During this time, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements from ASU No. 2011-05 remain the same, which the Company has adopted during this reporting period.

3. ACQUISITIONS

During the second quarter of 2011, we utilized cash on hand, as well as borrowings under our existing credit facility to complete three business combinations (collectively, the “2011 Acquisitions”), as set forth below. Each of these 2011 Acquisitions was structured as a cash transaction, with aggregate consideration totaling $68,900. As discussed below, $2,331 of the TRC (as defined below) consideration consisted of our previously existing ownership interest.

The 2011 Acquisitions are included in our condensed consolidated financial statements, including our results of operations, beginning from each respective acquisition date. Accordingly, the condensed consolidated statement of income for the three months ended March 31, 2012 includes operations for the assets acquired in connection with the 2011 Acquisitions. The condensed consolidated statement of income for the three months ended March 31, 2011 does not include the impact of the 2011 Acquisitions.

We incurred acquisition-related costs, including outside legal, consulting and other fees, of $0 and $902 for the three months ended March 31, 2012 and 2011, respectively. These costs have been recorded as a component of selling, general and administrative expenses in our condensed consolidated statement of income.

Acquisition of the Assets of The Designers Edge (“DE”)

On April 1, 2011, we acquired certain assets of DE, a leading designer and distributor of specialty lighting products in the U.S. and Canada. The total purchase price for the assets acquired, primarily trade receivables and merchandise inventories, was $10,092. The acquisition of DE’s assets significantly expanded our product portfolio across a wide range of lighting product categories, including industrial, work and utility, as well as products for security and landscape applications. We fully integrated the acquired assets of DE into our existing operations during the second quarter of 2011.

Acquisition of the Assets of First Capitol Wire and Cable (“FCWC”) and Continental Wire and Cable (“CWC”)

On April 29, 2011, we acquired the assets of FCWC and CWC, both of which were privately-held entities based in York, Pennsylvania, with CWC being a 100%-owned subsidiary of FCWC. These two entities are leading manufacturers of industrial wire and cable products used across a number of commercial, utility and industrial end-markets. The total purchase price for the assets acquired, primarily merchandise inventories and production equipment, was $7,298, inclusive of working capital adjustments of $834. The acquisition of the assets of FCWC and CWC allowed us to expand our capabilities, product offerings and capacity for producing a wide assortment of high-quality industrial cables. We fully integrated the assets of FCWC and CWC into our operations during the second quarter of 2011.

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

We integrated a portion of TRC’s legacy business into our Distribution segment during 2011. The remainder of TRC’s legacy business, its military and specialty vehicle business, comprises the Other segment reported herein.

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

The purchase price allocations have been finalized. At the end of the first quarter, we finalized our purchase accounting for DE as certain purchase price and other matters relative to this acquisition were resolved. As a result, the total purchase price was lowered by $833, with a corresponding reduction in the goodwill recorded in connection with this acquisition.

The table below summarizes the final allocations of purchase price related to the 2011 Acquisitions as of their respective acquisition dates.

	DE	FCWC and CWC	TRC
Cash and cash equivalents	$—	$—	$8,180
Accounts receivable	2,123	—	4,073
Income tax receivable	—	—	1,077
Inventories	3,129	1,631	8,794
Prepaid expenses and other current assets	—	44	314
Property, plant and equipment	157	3,687	4,668
Other assets	—	—	33
Deferred income tax asset	18	288	309
Intangible assets	2,115	1,200	8,287
Goodwill	2,550	696	23,541

Total assets acquired	10,092	7,546	59,276

Current liabilities	—	—	(4,515)
Deferred income tax liability	—	(248)	(3,251)

Total liabilities assumed	—	(248)	(7,766)

Net assets acquired	$10,092	$7,298	$51,510

A total of approximately $5,533 of goodwill is deductible for income tax purposes. All of the goodwill of DE, FCWC, and CWC has been assigned to our Distribution segment. TRC goodwill has been allocated between our Distribution and Other segments.

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

Unaudited Selected Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our estimated combined results of operations assuming that our only material business combination consummated during the second quarter of 2011, TRC, had taken place on January 1, 2010. The unaudited pro forma combined results of operations were prepared using historical financial information of TRC, and we make no representation with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, income tax expense, and excludes acquisition costs. The unaudited pro forma information is presented for informational purposes only and does not include any anticipated cost savings or other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisition of TRC occurred on the date indicated or may result in the future.

Three Months Ended March 31,
2011
Net sales	$214,939
Net income	7,424

4. RESTRUCTURING ACTIVITIES

We incurred restructuring costs of $333 and $0 during the first quarter of 2012 and 2011, respectively. The majority of these charges related to costs incurred at facilities closed in prior years, currently consisting of two leased and one owned facility for which we continue to pay holding costs.

Our restructuring reserve was $1,863 as of March 31, 2012, recorded within accrued liabilities and other long-term liabilities, comprised of $138 in a severance and other closing costs accrual, with the balance in the reserve representing our estimate of the remaining liability existing relative to two closed properties under lease and which is equal to our remaining obligation under such lease reduced by estimated sublease rental income reasonably expected for the property. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of a lease termination, sublease agreement, or changes in the related market in which the property is located. Restructuring expense is not segregated by reportable segment as our operating segments share common production processes and manufacturing facilities, as discussed in Note 17 below.

	Lease Termination Costs	Severance & Other Closing Costs	Total
BALANCE — December 31, 2011	$2,324	$815	$3,139
Provision	(1)	334	333
Cash payments	(598)	(1,011)	(1,609)

BALANCE — March 31, 2012	$1,725	$138	$1,863

In May 2012, we announced plans to close our manufacturing and distribution facility in Texarkana, Arkansas. We anticipate the facility will cease production early in the third quarter of 2012 and will result in our recognition of approximately $800 to $1,000 in closing-related costs primarily consisting of severance and equipment-moving costs. The operations of this facility will be moved to other existing manufacturing facilities, supplemented by foreign-sourcing of certain products.

5. INVENTORIES

Inventories consisted of the following:

	March 31, 2012	December 31, 2011
FIFO cost:
Raw materials	$47,596	$39,209
Work in progress	4,332	3,853
Finished products	70,223	65,627

Total	$122,151	$108,689

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Salaries, wages and employee benefits	$6,790	$8,825
Sales incentives	5,955	10,460
Interest	3,237	9,382
Other	7,080	7,095

Total	$23,062	$35,762

7. DEBT

	March 31, 2012	December 31, 2011
Revolving Credit Facility expiring October 2016	$61,837	$30,000
9% Senior Notes due February 2018, including unamortized discount of $2,623 and $2,735, respectively	272,377	272,265
Capital lease obligations	795	836

	335,009	303,101
Less current portion	(167)	(166)

Long-term debt	$334,842	$302,935

Senior Secured Revolving Credit Facility

On August 4, 2011, we entered into a new $250,000, five-year revolving credit facility agreement, with an accordion feature that allows us to increase our borrowings by an additional $50,000 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced a $200,000 revolving credit facility which was scheduled to expire in April 2012. The Revolving Credit Facility, which expires on October 1, 2016, is an asset-based loan facility, with a $20,000 Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below. We incurred $1,500 in fees and direct costs related to negotiating the Revolving Credit Facility. These respective fees and costs are being amortized over the life of the revolver. At March 31, 2012, we had $61,837 in borrowings under the facility, with $104,709 in remaining excess availability. At December 31, 2011, we had $30,000 in borrowings under the credit facility, with $120,288 in remaining excess availability. The $61,837 in borrowings under the facility approximate the fair value of such debt at March 31, 2012 (Level 2).

The interest rate charged on borrowings under the Revolving Credit Facility is based on our election of either the base rate (greater of the federal funds rate plus 0.50% and the lender’s prime rate) plus a range of 0.25% to 0.75% or the Eurodollar rate plus a range of 1.50% to 2.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay an unused line fee of between 0.25% and 0.50% based on quarterly average excess availability pursuant to the terms of the Revolving Credit Facility.

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

As of March 31, 2012, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (the “Senior Notes”)

The Indenture relating to our Senior Notes contains customary covenants that limit us and our restricted subsidiaries with respect to, among other things, incurring additional indebtedness, making restricted payments, creating liens, paying dividends, consolidating, merging or selling substantially all of their assets, entering into sale and leaseback transactions, and entering into transactions with affiliates. Additionally, all our domestic restricted subsidiaries that guarantee the Revolving Credit Facility are required under the Indenture to guarantee our obligations under the Senior Notes. Following our entry into the new Revolving Credit Facility, TRC and Patco became subsidiary guarantors of the Senior Notes.

Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining term of the Senior Notes. As of March 31, 2012, we were in compliance with all of the covenants of our Senior Notes.

Senior Notes	March 31, 2012
Face Value	$275,000
Fair Value (Level 1)	$289,438
Interest Rate	9%
Interest Payment	Semi-Annually February 15th and August 15th
Maturity Date	February 15, 2018

Guarantee	Jointly and severally guaranteed fully and unconditionally by our 100% owned subsidiaries, CCI International, Inc., Patco and TRC

Optional redemption (1)(2)

Beginning Date	Percentage
February 15, 2014	104.50%
February 15, 2015	102.25%
February 15, 2016	100.00%

(1)	The Company may, at its option, redeem the Senior Notes, in whole at any time or in part from time to time, on or after the above-noted dates and at the above-noted percentages of the principal amount thereof (plus interest due).
(2)	In addition, the Company may, at its option, use the net cash proceeds from a public equity offering, to redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 109.00% of the principal amount, plus accrued and unpaid interest if completed before February 15, 2013.

8. EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore, participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of March 31, 2012 and 2011, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended March 31,
	2012	2011
Components of Basic and Diluted Earnings per Share
Basic EPS Numerator:
Net income	$3,727	$5,226
Less: Earnings allocated to participating securities	(34)	(93)

Net income allocated to common shareholders	$3,693	$5,133

Basic EPS Denominator:
Weighted average shares outstanding	17,072	17,079
Basic earnings per common share	$0.22	$0.30

Diluted EPS Numerator:
Net income	$3,727	$5,226
Less: Earnings allocated to participating securities	(34)	(92)

Net income allocated to common shareholders	$3,693	$5,134

Diluted EPS Denominator:
Weighted average shares outstanding	17,072	17,079
Dilutive common shares issuable upon exercise of stock options	248	126

Diluted weighted average shares outstanding	17,320	17,205

Diluted earnings per common share	$0.21	$0.30

Options

Options with respect to 771 common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011, because they were antidilutive.

9. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. We recorded $598 and $1,177 in stock compensation expense for the three months ended March 31, 2012 and 2011, respectively.

Stock Options

No stock options were issued during the first three months of 2012 and 2011.

Changes in stock options were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding January 1, 2012	1,391	$11.07	5.8	$2,012
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	—	—		—

Outstanding March 31, 2012	1,391	11.07	5.6	2,644
Vested or expected to vest	1,374	11.15	5.5	2,556
Exercisable	520	5.65	6.6	2,056

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value.

Stock Awards

In the first quarter of 2012, the Company awarded unvested common shares to non-management members of its Board of Directors. In total, 55 unvested shares were awarded with an approximate aggregate fair value of $500. One-third of the shares vest on the first, second and third anniversary of the grant date. These awarded shares are participating securities which provide the recipient with both voting rights and, to the extent dividends, if any, are paid by the Company, non-forfeitable dividend rights with respect to such shares.

Changes in nonvested shares for the first three months of 2012 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	682	$4.28
Granted	55	9.06
Vested	(179)	4.16
Forfeited	—	—

Nonvested at March 31, 2012	558	$4.79

In addition, in the first quarter of 2010, 258 performance shares were granted, which are settled in cash rather than stock. If, at any time up to ten years after the date of grant, the Company’s common stock attains three separate incrementally increasing stock price goals beginning with a price representing approximately 350% of the average stock price on the date of grant, a portion of the awards will vest. In July 2011, the first tranche of these shares reached their vesting price. Accordingly, the equivalent of 58 shares of common stock were paid in cash on the respective date. The cash-settled shares are re-measured each balance sheet date using a Monte Carlo model and recorded as a liability During the first quarter, these cash-settled shares were measured using an assumption of 89.5% volatility, and a risk-free rate of 1.80%, resulting in an estimated aggregate fair value of approximately $2,691, which is recorded to the stock compensation liability over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 0.8 years as of March 31, 2012.

Treasury Stock

On August 3, 2011, our Board of Directors authorized the purchase of up to 500 shares of the Company’s common stock in open market or privately-negotiated transactions. The repurchase plan expires in August 2013. To date, we have purchased 320 shares pursuant to this repurchase program. We did not repurchase any shares pursuant to this repurchase program during the first quarter of 2012. During the three months ended March 31, 2012 and 2011, we repurchased 9 shares and 2 shares of common stock at a total cost of $98 and $14, respectively, from employees of the Company that were withheld to satisfy the tax withholding obligation due upon vesting of a restricted stock award. There can be no assurance that any additional share purchases will be made. The number of shares actually purchased in future periods will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions, and management’s assessment of competing alternatives for capital deployment.

Subsequent Event

On May 1, 2012, our Board of Directors declared a quarterly dividend of $0.02 per common share, payable on May 30, 2012, to stockholders of record as of the close of business on May 15, 2012. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

10. RELATED PARTIES

We lease our corporate office facility from certain members of our Board of Directors and executive management, and we had rental expense of $103 and $134 for the first quarter of 2012 and 2011, respectively. In addition, we leased three manufacturing facilities from an entity in which one of our executive officers has a substantial minority interest, and we recorded expense of $261 in the first quarter of 2011. We purchased these three manufacturing facilities for $6,505 in the first quarter of 2012.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,330 and $1,481 for the first quarter of 2012 and 2011, respectively.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of March 31, 2012 and December 31, 2011 we had a $341 accrual recorded for this liability in accordance with ASC 450.

Though no assurances are possible, we believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect on our financial position, results of operations or cash flows.

12. DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. We had no hedge positions at March 31, 2012 or 2011 to which hedge accounting was applied. Cash settlements related to derivatives are included in the operating section of the condensed consolidated statement of cash flows.

As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our condensed consolidated balance sheets, gross values are netted and classified within Prepaid expense and other current assets or Accrued liabilities depending upon our aggregate net position at the balance sheet date.

	Contract Position (In Total Pounds)		Cash Collateral Posted	Fair Value
Commodity Derivatives	Long	Short		Asset (2)	Liability (3)
Copper futures contracts outstanding as of (1):
Three months ended March 31, 2012	875	625	$121	$14	$—
Three months ended March 31, 2011	—	625	$22	$188	$—

(1)	All of our copper futures contracts mature in less than three months and are tied to the price of copper on the COMEX and, accordingly, the value of such futures contracts changes directly in relation thereto.
(2)	Balance recorded in “Prepaid expenses and other current assets.”
(3)	Balance recorded in “Accrued liabilities.”

As of March 31, 2012 and 2011, no cumulative losses or gains existed in Other Comprehensive Income (“OCI”). As hedge accounting has not been applied to any of our open hedges at March 31, 2012, no associated losses or gains have been recorded within OCI.

Derivatives Not Accounted for as Hedges Under the Accounting Rules	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Copper commodity contracts:
Three months ended March 31, 2012	$(47)	Cost of goods sold
Three months ended March 31, 2011	262	Cost of goods sold

13. INCOME TAXES

	Three Months Ended March 31,
	2012	2011
Effective Tax Rate	34.5%	32.6%

We recorded income tax expense of $1,960 for the first quarter of 2012 compared to $2,526 for the first quarter of 2011. The increase in our effective tax rate for the first quarter of 2012, as compared to the first quarter of 2011, is primarily due to state tax benefits from previously paid state taxes in the first quarter of 2011 with no such benefits in the first quarter of 2012.

14. BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. We currently make matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $422 and $1,264 related to these savings plans during the first quarter of 2012 and 2011, respectively.

Riblet Pension Plan

As a result of its merger with Riblet Products Corporation (“Riblet”) in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The Riblet plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 81 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan. The Company does not expect to make any plan contributions in 2012. The net period income for the three months ended March 31, 2012 and 2011 was $14 and $8, respectively.

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

As of the periods ending March 31, 2012 and March 31, 2011, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents, derivatives, and equity securities.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	March 31, 2012				March 31, 2011
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$6,080	$—	$—	$6,080	$14,204	$—	$—	$14,204
Derivative Assets, Inclusive of Collateral	135	—	—	135	210	—	—	210
Available for Sale Securities	—	—	—	—	2,312	—	—	2,312

Total	$6,215	$—	$—	$6,215	$16,726	$—	$—	$16,726

16. OTHER (INCOME) LOSS

We recorded other loss (income) of $74 and $(132) for the three months ended March 31, 2012 and 2011, respectively, primarily reflecting exchange rate impacts on our Canadian subsidiary.

17. BUSINESS SEGMENT INFORMATION

We have three reportable segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) Other. The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us, which are used as inputs into subassemblies of manufactured finished goods. Our Other segment was created as the direct result of our 2011 acquisition of TRC which occurred in the second quarter of 2011. We integrated a portion of TRC’s legacy business into our Distribution segment. The remainder of TRC’s legacy business, its military and specialty vehicle business, comprises the Other segment reported herein.

Financial data for the Company’s reportable segments is as follows:

	Three Months Ended March 31,
	2012	2011
Net Sales:
Distribution Segment	$155,060	$149,258
OEM Segment	57,915	56,544
Other Segment	7,516	—

Total	$220,491	$205,802

Operating Income:
Distribution Segment	$12,195	$15,154
OEM Segment	4,599	4,969
Other Segment	716	—

Total segments	17,510	20,123
Corporate	(4,727)	(5,532)

Consolidated operating income	$12,783	$14,591

Our Distribution, OEM, and Other segments have common production processes and manufacturing facilities. Accordingly, we do not identify all of our net assets to those segments. Thus, we do not report capital expenditures at the segment level. Additionally, depreciation expense is not allocated to those segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our manufacturing work centers. Accordingly, as products are sold across those segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, and intangible amortization.

18. SUPPLEMENTAL GUARANTOR INFORMATION

The Senior Notes and the Revolving Credit Facility are instruments of the parent, and are reflected in their respective balance sheets. As of March 31, 2012, our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) were guaranteed by our 100% owned subsidiaries, CCI International, Patco and TRC (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional, and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income, statements of comprehensive income and statements of cash flows for Coleman Cable, Inc. (“Parent”) and the Guarantor Subsidiaries. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Parent. The equity method of accounting is followed within this financial information.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED

MARCH 31, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$197,427	$7,709	$19,826	$(4,471)	$220,491
COST OF GOODS SOLD	171,164	5,861	17,267	(4,471)	189,821

GROSS PROFIT	26,263	1,848	2,559	—	30,670
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,959	1,693	1,078	—	15,730
INTANGIBLE ASSET AMORTIZATION	1,430	392	2	—	1,824
RESTRUCTURING CHARGES	(195)	223	305	—	333

OPERATING INCOME (LOSS)	12,069	(460)	1,174	—	12,783
INTEREST EXPENSE	7,007	—	15	—	7,022
OTHER (INCOME) LOSS, NET	—	(2)	76	—	74

INCOME (LOSS) BEFORE INCOME TAXES	5,062	(458)	1,083	—	5,687
INCOME FROM SUBSIDIARIES	614	—	—	(614)	—
INCOME TAX EXPENSE (BENEFIT)	1,949	(163)	174	—	1,960

NET INCOME (LOSS)	$3,727	$(295)	$909	$(614)	$3,727

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED

MARCH 31, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET SALES	$196,698	$—	$12,766	$(3,662)	$205,802
COST OF GOODS SOLD	168,564	—	10,873	(3,662)	175,775

GROSS PROFIT	28,134	—	1,893	—	30,027
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,428	—	1,425	—	13,853
INTANGIBLE ASSET AMORTIZATION	1,578	—	5	—	1,583

OPERATING INCOME	14,128	—	463	—	14,591
INTEREST EXPENSE	6,907	—	64	—	6,971
OTHER LOSS, NET	—	—	(132)	—	(132)

INCOME BEFORE INCOME TAXES	7,221	—	531	—	7,752
INCOME FROM SUBSIDIARIES	343	—	—	(343)	—
INCOME TAX EXPENSE	2,338	—	188	—	2,526

NET INCOME	$5,226	$—	$343	$(343)	$5,226

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED

MARCH 31, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$3,727	$(295)	$909	$(614)	$3,727
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax benefit of $67	—	—	187	—	187

OTHER COMPREHENSIVE INCOME	—	—	187	—	187

COMPREHENSIVE INCOME (LOSS)	$3,727	$(295)	$1,096	$(614)	$3,914

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED

MARCH 31, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Total
NET INCOME	$5,226	$—	$343	$(343)	$5,226
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax benefit of $82	—	—	244	—	244

Unrealized investment gain, net of tax of $416	653	—	—	—	653
Pension adjustments, net of tax of $21	33	—	—	—	33

OTHER COMPREHENSIVE INCOME	686	—	244	—	930

COMPREHENSIVE INCOME	$5,912	$—	$587	$(343)	$6,156

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,888	$847	$3,345	$—	$6,080
Accounts receivable — net of allowances	113,790	4,297	8,523	—	126,610
Intercompany receivable	—	9,733	4,517	(14,250)	—
Inventories	111,003	5,137	6,011	—	122,151
Deferred income taxes	2,680	595	89	—	3,364
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	7,945	1,986	1,062	—	10,993

Total current assets	237,852	22,595	23,547	(14,250)	269,744

PROPERTY, PLANT AND EQUIPMENT, NET	63,612	4,017	1,808	—	69,437
GOODWILL	30,842	23,541	1,542	—	55,925
INTANGIBLE ASSETS, NET	19,923	6,508	87	—	26,518
DEFERRED INCOME TAXES	—	—	224	—	224
OTHER ASSETS	7,535	—	129	—	7,664
INVESTMENT IN SUBSIDIARIES	62,528	—	—	(62,528)	—

TOTAL ASSETS	$422,292	$56,661	$27,337	$(76,778)	$429,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$167	$—	$—	$—	$167
Accounts payable	24,981	568	3,064	—	28,613
Intercompany payable	3,474	4,516	6,260	(14,250)	—
Accrued liabilities	18,726	1,104	3,232	—	23,062
Other liabilities	—	—	—	—	—

Total current liabilities	47,348	6,188	12,556	(14,250)	51,842

LONG-TERM DEBT	334,842	—	—	—	334,842
OTHER LONG-TERM LIABILITIES	2,873	34	53	—	2,960
DEFERRED INCOME TAXES	4,338	2,639	—	—	6,977
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury Stock	(2,887)	—	—	—	(2,887)
Additional paid-in capital	93,851	50,110	1,472	(51,582)	93,851
Retained earnings (accumulated deficit)	(58,092)	(2,310)	12,333	(10,023)	(58,092)
Accumulated other comprehensive loss	2	—	(5)	5	2

Total shareholders’ equity	32,891	47,800	14,728	(62,528)	32,891

TOTAL LIABILITIES AND EQUITY	$422,292	$56,661	$27,337	$(76,778)	$429,512

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,086	$724	$4,936	$—	$9,746
Accounts receivable — net of allowances	105,900	3,404	11,263	—	120,567
Intercompany receivable	—	10,954	3,459	(14,413)	—
Inventories	98,596	4,662	5,431	—	108,689
Deferred income taxes	2,674	595	86	—	3,355
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	7,039	2,075	1, 174	—	10,288

Total current assets	218,841	22,414	26,349	(14,413)	253,191

PROPERTY, PLANT AND EQUIPMENT, NET	54,404	2,766	1,787	—	58,957
GOODWILL	31,675	23,541	1,508	—	56,724
INTANGIBLE ASSETS, NET	21,353	6,901	86	—	28,340
DEFERRED INCOME TAXES	58	—	318	—	376
OTHER ASSETS	8,016	—	132	—	8,148
INVESTMENT IN SUBSIDIARIES	61,724	—	—	(61,724)	—

TOTAL ASSETS	$396,071	$55,622	$30,180	$(76,137)	$405,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$166	$—	$—	$—	$166
Accounts payable	25,154	473	3,454	—	29,081
Intercompany payable	2,552	3,459	8,402	(14,413)	—
Accrued liabilities	30,154	927	4,681	—	35,762

Total current liabilities	58,026	4,859	16,537	(14,413)	65,009

LONG-TERM DEBT	302,935	—	—	—	302,935
OTHER LONG-TERM LIABILITIES	3,184	—	10	—	3,194
DEFERRED INCOME TAXES	3,831	2,672	—	—	6,503
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury stock	(2,789)	—	—	—	(2,789)
Additional paid-in capital	92,871	50,104	1,475	(51,579)	92,871
Retained earnings (accumulated deficit)	(61,819)	(2,013)	11,423	(9,410)	(61,819)
Accumulated other comprehensive loss	(185)	—	(193)	193	(185)

Total shareholders’ equity	28,095	48,091	13,633	(61,724)	28,095

TOTAL LIABILITIES AND EQUITY	$396,071	$55,622	$30,180	$(76,137)	$405,736

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED

MARCH 31, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$3,727	$(295)	$909	$(614)	$3,727
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	5,005	656	81	—	5,742
Stock-based compensation	598	—	—	—	598
Foreign currency transaction gain	—	—	74	—	74
Deferred taxes	560	(33)	27	—	554
Excess tax benefits from stock-based compensation	(651)	—	—	—	(651)
Gain on disposal of fixed assets	(28)	—	—	—	(28)
Equity in consolidated subsidiaries	(614)	—	—	614	—
Changes in operating assets and liabilities:
Accounts receivable	(7,894)	(893)	2,521	—	(6,266)
Inventories	(12,408)	(473)	(581)	—	(13,462)
Prepaid expenses and other assets	4	89	123	—	216
Accounts payable	1,307	94	(382)	—	1,019
Intercompany accounts	921	2,279	(3,200)	—	—
Accrued liabilities	(11,345)	213	(1,397)	—	(12,529)

Net cash flow from operating activities	(20,818)	1,637	(1,825)	—	(21,006)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(13,749)	(1,514)	21	—	(15,242)
Proceeds from sale of fixed assets	20	—	—	—	20

Net cash flow from investing activities	(13,729)	(1,514)	21	—	(15,222)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	130,612	—	—	—	130,612
Repayments under revolving loan facilities	(98,775)	—	—	—	(98,775)
Purchase of Treasury Stock	(98)	—	—	—	(98)
Repayment of long-term debt	(41)	—	—	—	(41)
Excess tax benefits from stock-based compensation	651	—	—	—	651

Net cash flow from financing activities	32,349	—	—	—	32,349

Effect of exchange rate on cash and cash equivalents	—	—	213	—	213
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,198)	123	(1,591)	—	(3,666)
CASH AND CASH EQUIVALENTS — Beginning of period	4,086	724	4,936	—	9,746

CASH AND CASH EQUIVALENTS — End of period	$1,888	$847	$3,345	$—	$6,080

NONCASH ACTIVITY
Unpaid capital expenditures	230	—	—	—	230
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	(15)	—	27	—	12
Cash interest paid	12,766	—	—	—	12,766

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED

MARCH 31, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,226	$—	$343	$(343)	$5,226
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	4,804	—	40	—	4,844
Stock-based compensation	1,177	—	—	—	1,177
Foreign currency transaction gain	—	—	(132)	—	(132)
Deferred taxes	(1,338)	—	(116)	—	(1,454)
Gain on disposal of fixed assets	(1)	—	—	—	(1)
Equity in consolidated subsidiaries	(343)	—	—	343	—
Changes in operating assets and liabilities:
Accounts receivable	(14,426)	—	1,979	—	(12,447)
Inventories	(11,477)	—	(80)	—	(11,557)
Prepaid expenses and other assets	632	—	190	—	822
Accounts payable	3,057	1	71	—	3,129
Intercompany accounts	2,415	(33)	(2,382)	—	—
Accrued liabilities	(7,155)	10	(59)	—	(7,204)

Net cash flow from operating activities	(17,429)	(22)	(146)	—	(17,597)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,135)	—	—	—	(2,135)
Proceeds from sale of fixed assets	4	—	—	—	4

Net cash flow from investing activities	(2,131)	—	—	—	(2,131)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments under revolving loan facilities	(3)	—	—	—	(3)
Common stock option exercises	9	—	—	—	9

Net cash flow from financing activities	6	—	—	—	6

Effect of exchange rate on cash and cash equivalents	—	—	472	—	472
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,554)	(22)	326	—	(19,250)
CASH AND CASH EQUIVALENTS — Beginning of period	30,493	77	2,884	—	33,454

CASH AND CASH EQUIVALENTS — End of period	$10,939	$55	$3,210	$—	$14,204

NONCASH ACTIVITY
Unpaid capital expenditures	363	—	—	—	363
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	142	—	14	—	156
Cash interest paid	12,908	—	—	—	12,908

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this report under “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2011. We assume no obligation to update any of these forward-looking statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included in this report.

Overview

Coleman Cable, Inc. (the “Company,” “Coleman,” “us,” “we,” or “our”) is a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the U.S. and, to a lesser degree, in Honduras and Canada.

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. The price of copper is particularly volatile, and fluctuations in copper prices can significantly affect our sales and profitability. The average copper price on the COMEX was $3.79 for the first quarter of 2012, as compared to $4.38 per pound for the first quarter of 2011, which represented a decrease of 13.5%.

As the result of our acquisition of TRC (as defined below) in the second quarter of 2011, we now have three reportable segments, Distribution, OEM (“Original Equipment Manufacturers”), and Other.

2011 Acquisitions

During the second quarter of 2011, we utilized cash on hand, as well as borrowings under our existing credit facility to complete three business combination transactions (collectively, the “2011 Acquisitions”), as set forth below. Each of these 2011 Acquisitions was structured as a cash transaction, with aggregate consideration totaling $68.9 million. As further discussed below, we believe these acquisitions represent significant opportunities for us, including the strengthening and greater diversification of our overall portfolio.

Acquisition of the Assets of The Designers Edge (“DE”)

On April 1, 2011, we acquired certain assets of DE, a leading designer and distributor of specialty lighting products in the U.S. and Canada. The total purchase price for the assets acquired, primarily trade receivables and merchandise inventories, was $10.1 million. The acquisition of DE’s assets significantly expanded our product portfolio across a wide range of lighting product categories, including industrial, work and utility, as well as products for security and landscape applications. We fully integrated the acquired assets of DE into our existing operations during the second quarter of 2011.

Acquisition of the Assets of First Capitol Wire and Cable (“FCWC”) and Continental Wire and Cable (“CWC”)

On April 29, 2011, we acquired the assets of FCWC and CWC, both of which were privately-held entities based in York, Pennsylvania, with CWC being a 100%-owned subsidiary of FCWC, which are leading manufacturers of industrial wire and cable products used across a number of commercial, utility and industrial end-markets. The total purchase price for the assets acquired, primarily merchandise inventories and production equipment, was $7.3 million, inclusive of working capital adjustments of $0.8 million. The acquisition of the assets of FCWC and CWC has allowed us to expand our capabilities, product offerings and capacity for producing a wide assortment of high-quality industrial cables. We fully integrated the assets of FCWC and CWC into our operations during the second quarter of 2011.

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

TRC has maintained its current production facilities in Clearwater, FL, and Honduras. We integrated a portion of TRC’s legacy business into our Distribution segment during 2011. The remainder of TRC’s legacy business, its military and specialty vehicle business, comprises the Other segment reported herein.

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

The purchase price allocations have been finalized. At the end of the first quarter, we finalized our purchase accounting for DE as certain purchase price and other matters relative to this acquisition were resolved. As a result, the total purchase price was lowered by $0.8 million, with a corresponding reduction in the goodwill recorded in connection with this acquisition.

Consolidated Results of Operations

The 2011 Acquisitions are included in our condensed consolidated results of operations beginning from each respective acquisition date. Accordingly, the consolidated statement of income for the three months ended March 31, 2012 includes operations related to the 2011 Acquisitions. The consolidated statement of income for the three months ended March 31, 2011 does not include the impact of the 2011 Acquisitions.

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before net interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items include restructuring charges, share-based compensation expense, and acquisition-related costs.

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

Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS

	Three Months Ended March 31,
	2012	2011
Earnings per share	$0.21	$0.30
Restructuring charges (1)	0.01	—
Share-based compensation expense (2)	0.02	0.04
Acquisition-related costs (3)	—	0.04

Adjusted diluted earnings per share	$0.24	$0.38

Net income , as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2012	2011
	(Thousands)
Net income	$3,727	$5,226
Interest expense	7,022	6,971
Income tax expense	1,960	2,526
Depreciation and amortization expense (a)	5,330	4,305

EBITDA	$18,039	$19,028

Restructuring charges (1)	333	—
Share-based compensation expense (2)	598	1,177
Acquisition-related costs (3)	—	902

Adjusted EBITDA	$18,970	$21,107

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item listed in the table above, which has been excluded from EBITDA in order to arrive at our measure of Adjusted EBITDA for each of the periods presented, is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded net income of $3.7 million (or $0.21 per diluted share) in the first quarter of 2012, as compared to net income of $5.2 million (or $0.30 per diluted share) for the first quarter of 2011. For the first quarter of 2012, we recorded EBITDA of $18.0 million, as compared to $19.0 million in EBITDA for the first quarter of 2011.

As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income-statement review below contains further detail regarding these items.

(1)	Restructuring charges: We recorded restructuring charges of $0.3 million ($0.2 million after tax, or $0.01 per diluted share) during the first quarter of 2012. These expenses were primarily costs related to facilities closed in prior years, consisting of two leased and one owned facility for which we continue to pay holding costs.

(2)	Share-based compensation expense: Our results for the first quarter of 2012 and 2011 included expense of $0.6 million ($0.4 million after tax, or $0.02 per diluted share) and $1.2 million ($0.7 million after tax, or $0.04 per diluted share), respectively. Share-based compensation expense is excluded from our measures of Adjusted EBITDA and Adjusted EPS in order for such measures to more closely reflect a measure of underlying operating results given periodic fluctuations in the estimated fair value of a significant portion of the underlying share-based instruments.

(3)	Acquisition-related costs: Our results for the first quarter of 2011 included acquisition-related costs of $0.9 million ($0.6 million after tax or $0.04 per diluted share). Acquisition-related costs include outside legal, consulting and other fees, and direct expenses incurred in the first quarter of 2011 relative to acquisition-related activities. These costs are excluded from our measures of Adjusted EBITDA and Adjusted EPS so that such measures may more closely reflect underlying operational results.

The following sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

	Three Months Ended March 31,				Period-over-Period Change
	2012		2011		2012 vs. 2011
	Amount	%	Amount	%	$ Change	% Change
	(unaudited)
	(Thousands, except per share data)
Distribution net sales	$155,060	70.3%	$149,258	72.5%	$5,802	3.9%
OEM net sales	57,915	26.3	56,544	27.5	1,371	2.4
Other net sales	7,516	3.4	—	—	7,516	100.0

Consolidated net sales	220,491	100.0	205,802	100.0	14,689	7.1
Gross profit	30,670	13.9	30,027	14.6	643	2.1
Selling, general and administrative expenses	15,730	7.1	13,853	6.7	1,877	13.5
Intangible amortization expense	1,824	0.8	1,583	0.8	241	15.2
Restructuring charges	333	0.2	—	0.0	333	100.0

Operating income	12,783	5.8	14,591	7.1	(1,808)	(12.4)
Interest expense	7,022	3.2	6,971	3.4	51	0.7
Other (income) loss, net	74	0.0	(132)	(0.1)	206	(156.1)

Income before income taxes	5,687	2.6	7,752	3.8	(2,065)	(26.6)
Income tax expense	1,960	0.9	2,526	1.2	(566)	(22.4)

Net income	$3,727	1.7	$5,226	2.6	$(1,499)	(28.7)

Diluted income per share	$0.21		$0.30

Segments

As a result of the TRC acquisition, we now have three reportable segments: (1) Distribution, (2) OEM and (3) Other. The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us, which are used as inputs into subassemblies of manufactured finished goods. The Other segment includes TRC’s legacy business that was not integrated into the Distribution segment, primarily its military and specialty vehicle business.

Net sales

The increase in net sales for the first quarter of 2012 as compared to 2011 reflected the following factors:

•

Increased sales volumes (measured in total pounds shipped as set forth below), primarily due to overall market demand growth across a number of end markets which accounted for approximately $20.0 million in increased net sales;

•

The increase in sales volume was offset by a decrease in selling prices, primarily due to a decrease in copper prices, accounting for approximately $12.8 million. In particular, average COMEX copper prices decreased by 13.5% in the first quarter of 2012 as compared to the first quarter of 2011; and,

•

The $7.5 million increase in Other net sales was related to the TRC acquisition, consummated in the second quarter of 2011. This segment includes the portion of TRC’s legacy business not integrated into the Distribution segment, primarily its military and specialty vehicle business. Our first quarter 2011 results did not include TRC.

The following table sets forth our sales volume by segment, measured in thousands of total pounds shipped, as well as average COMEX copper prices for the periods presented:

Total Sales Volume in Pounds (1)

	Three Months Ended March 31,
	2012	2011	% Change
	(Thousands)
Distribution	41,980	37,955	10.6%
OEM	22,562	20,573	9.7

Consolidated	64,542	58,528	10.3

Average COMEX Copper (2)	$3.79	$4.38	(13.5)

(1)	Other segment does not currently track volume through total pounds shipped.
(2)	Represents the average price for one pound of copper on the COMEX for the period indicated.

We believe the total volume increases noted above are generally indicative of an overall improvement in market conditions, as we have experienced broad-based demand increases across most areas of our business. We would note, however, that the magnitude of year-over-year increases within OEM slowed slightly during the first quarter of 2012. During the first quarter of 2012 we experienced lower relative levels of demand within certain areas of our OEM business, but were able to offset the impact of this decline in legacy product areas with increased sales of new industrial product offerings.

Gross profit

The $0.6 million total increase in gross profit for the first quarter of 2012 was comprised of $2.4 million in gross profit earned within our Other segment, which arose from the TRC acquisition in the second quarter of 2011, offset by a $1.8 million aggregate decline in gross profit recorded within the Distribution and OEM segments. Our gross profit as a percentage of net sales (“gross profit rate”) declined to 13.9% in the first quarter 2012 as compared to 14.6% in the first quarter of 2011. The decrease in gross profit recorded in our Distribution and OEM segment and the decline in our gross profit rate were primarily reflective of a contraction in the spread between the cost of our products and the prices we were able to charge for them in the marketplace. We believe this contraction is reflective of two primary factors. First, we faced increased inflationary cost pressures in our non-copper material costs throughout the first quarter of 2012. A number of our significant suppliers, most notably those related to petroleum-based resins and freight, increased the cost of their products and services. In response, we announced a number of price increases, but the timing of such increases did not prevent an interim contraction in our gross profit and gross profit rate. Secondly, copper prices declined significantly at the end of 2011 and this decline resulted in our selling higher cost inventory into a lower cost market, particularly during the early part of the first quarter of 2012.

Selling, general and administrative (“SG&A”) expense

The $1.9 million increase in SG&A expenses for the first quarter of 2012, as compared to 2011, was primarily related to the Other segment, which arose from the TRC acquisition, and which accounted for approximately $1.7 million of the total increase. Our SG&A expenses for the first quarter of 2011 included $0.9 million in acquisition-related costs related to our 2011 Acquisitions. Excluding the $1.7 million SG&A related to the Other segment and the $0.9 million in acquisition costs, our SG&A costs have increased $1.1 million reflecting increases across a number of expense areas, most notably payroll and related costs. Excluding these same two items, SG&A expenses were comparable at 6.6% of net sales for the first quarter of 2012 and 6.3% for the first quarter of 2011.

Intangible amortization expense

The increase in intangible amortization reflects the impact of amortization recorded in relation to the 2011 Acquisitions partially offset by lower amortization expense recorded in relation to acquisitions made in prior years. Amortization expense relative to intangible assets reflects the fact that such assets are generally amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and, accordingly, results in lower amortization in periods further removed from the period of initial recognition.

Restructuring charges

We recorded $0.3 million in restructuring costs in the first quarter of 2012. The majority of these costs related to costs and equipment relocation costs at facilities closed in prior years, currently consisting of two leased and one owned facility for which we continue to pay holding costs.

In May 2012, we announced plans to close our manufacturing and distribution facility in Texarkana, Arkansas. We anticipate the facility will cease production early in the third quarter of 2012 and will result in our recognition of approximately $0.8 million to $1.0 million in closing-related costs primarily consisting of severance and equipment-moving costs. The operations of this facility will be moved to other existing manufacturing facilities, supplemented by foreign-sourcing of certain products, and we believe will generate approximately $1.0 million to $1.5 million in annual cost savings, most notably in the form of reduced overhead costs.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Three Months Ended March 31,				Year-over-Year Change
	2012		2011		2012 vs. 2011
	Amount	% Net Sales	Amount	% Net Sales	$ Change	% Change
	(Thousands)
Operating Income:
Distribution	$12,195	7.9%	$15,154	10.2%	$(2,959)	(19.5%)
OEM	4,599	7.9	4,969	8.8	(370)	(7.4)
Other	716	9.5	—	—	716	100.0
Corporate	(4,727)		(5,532)

Consolidated operating income	$12,783	5.8%	$14,591	7.1%	$(1,808)	(12.4)

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, share-based compensation expense, and intangible amortization. Our Distribution, OEM, and Other segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. Depreciation expense is not allocated to segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

The Distribution operating income decline in the first quarter of 2012 primarily reflected the unfavorable gross profit impact of the above-noted decreased sales prices in 2012, offset by the increase in sales volume. As noted above, we experienced lower gross profits during the first quarter of 2012 with such decline primarily reflective of a contraction in the spread between the cost of our products and the prices we were able to charge in the marketplace primarily due to increased inflationary pressure in the cost of our non-copper material inputs.

The OEM operating income decline in the first quarter of 2012 primarily reflected the unfavorable gross profit impact of the above-noted decreased sales prices in 2012, offset by the increase in sales volume. As noted above, we experienced lower gross profits during the first quarter of 2012 with such decline primarily reflective of a contraction in the spread between the cost of our products and the prices we were able to charge in the marketplace primarily due to increased inflationary pressure in the cost of our non-copper material inputs.

The Other reporting segment contributed operating income of $0.7 million for the first quarter of 2012, which was a result of the 2011 Acquisition in the second quarter of 2011.

Interest expense

We incurred increased interest expense due to higher average outstanding borrowings for the first quarter of 2012 compared to 2011.

Other income (loss), net

We recorded other loss in the first quarter of 2012 and other income in the first quarter of 2011, both reflecting the impact of exchange rate changes on our Canadian subsidiary.

Income tax expense (benefit)

We recorded income tax expense of $2.0 million for the first quarter of 2012 compared to income tax expense of $2.5 million for the first quarter of 2011, with the decrease primarily reflecting decreased pre-tax income, partially offset by an increase in our effective tax rate, as our 2011 tax rate included a state tax benefit from previously paid state taxes.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended March 31,
	2012	2011
	(Thousands)
Net cash flow from operating activities	$(21,006)	$(17,597)
Interest expense	7,022	6,971
Income tax expense	1,960	2,526
Excess tax benefits from stock-based compensation	651	—
Deferred taxes	(554)	1,454
Gain on disposal of fixed assets	28	1
Share-based compensation expense	(598)	(1,177)
Foreign currency transaction gain (loss)	(74)	132
Amortization of debt issuance costs (a)	(412)	(539)
Changes in operating assets and liabilities	31,022	27,257

EBITDA	$18,039	$19,028

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation and are included as a component of interest expense for income statement presentation.

Liquidity and Capital Resources

Debt

The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of March 31, 2012	As of December 31, 2011
Revolving Credit Facility expiring October 2016	$61,837	$30,000
Senior notes due February 15, 2018	272,377	272,265
Capital lease obligations	795	836

Total long-term debt, including current portion	$335,009	$303,101

As of March 31, 2012, we had a total of $6.1 million in cash and cash equivalents and $61.8 million in outstanding borrowings under our Revolving Credit Facility.

Revolving Credit Facility

On August 4, 2011, we entered into a new $250.0 million, five-year revolving credit facility agreement with an accordion feature that allows us to increase our borrowings by an additional $50.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility replaced a $200.0 million revolving credit facility which was scheduled to expire in April of 2012. The Revolving Credit Facility, which expires on October 1, 2016, is an asset-based loan facility, with a $20.0 million Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below. We incurred $1.5 million in fees and direct costs related to negotiating the Revolving Credit Facility. These fees are being amortized over the life of the revolver.

The interest rate charged on borrowings under the Revolving Credit Facility is based on our election of either the base rate (greater of federal funds rate plus 0.50% and the lender’s prime rate) plus a range of 0.25% to 0.75% or the Eurodollar rate plus a range of 1.50% to 2.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay an unused line fee of between 0.25% and 0.50% based on quarterly average excess availability pursuant to the terms of the Revolving Credit Facility.

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

The Revolving Credit Facility creates greater flexibility than our previous revolving credit facility in many respects, including, without limitation, as to the representations and warranties and event of default triggers contained therein, as well as the financial covenants and the covenants that restrict our ability to pay dividends or distributions, permit liens on property, make investments, provide guarantees, enter into merger, acquisitions or consolidations, conduct asset sales, enter into leases or sale and leaseback transactions and enter into transactions with affiliates. In addition, both the excess availability and fixed charge coverage tests that limit our ability to enter into acquisitions, make investments, repurchase the Senior Notes and pay dividends have been reduced under the Revolving Credit Facility from those set forth in the previous Revolving Credit Facility. We maintained greater than $40.0 million of monthly excess availability during the first quarter of 2012.

As of March 31, 2012, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (“Senior Notes”)

Our Senior Notes mature on February 15, 2018 and have an aggregate principal amount of $275.0 million and a 9% coupon rate. Interest payments are due on February 15th and August 15th. As of March 31, 2012, we were in compliance with all of the covenants of our Senior Notes. Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining life of the Senior Notes.

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

As of March 31, 2012, we had $104.7 million in excess availability under the Revolving Credit Facility, and $6.1 million in cash and cash equivalents. We are permanently reinvested in our Honduran subsidiary and do not intend to repatriate funds. Cash held by our Honduran subsidiary of $1.0 million is not available to fund domestic operations unless these funds were repatriated. The company would need to accrue and pay taxes of approximately $0.4 million if the funds were repatriated. We believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures and strategic acquisitions for the foreseeable future.

If we experience a deficiency in earnings compared to our fixed charges in the future, we would need to fund the fixed charges through additional borrowings under the Revolving Credit Facility. If cash flows generated from our operations, together with borrowings under our Revolving Credit Facility, are not sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures, we would need to seek additional sources of capital. Limitations on our ability to incur debt contained in the Revolving Credit Facility and the Indenture relating to our 2018 Senior Notes could prevent us from securing additional capital through the issuance of debt. In that case, we would need to secure additional capital through other means, such as the issuance of equity. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we were not able to secure additional capital, we could be required to delay or forego capital spending or other corporate initiatives, such as the development of products, or acquisition opportunities.

Our Revolving Credit Facility permits us to redeem, retire or repurchase our Senior Notes subject to certain limitations. We may repurchase Senior Notes in the future, but whether we do so will depend on a number of factors and there can be no assurance that we will repurchase any Senior Notes.

On May 1, 2012, our Board of Directors declared a quarterly dividend of $0.02 per common share, payable on May 30, 2012, to stockholders of record as of the close of business on May 15, 2012. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

On August 3, 2011, our Board of Directors authorized the purchase of up to 0.5 million shares of the Company’s common stock in open market or privately negotiated transactions. The repurchase plan expires in August 2012. To date, we have repurchased 0.3 million shares pursuant to this repurchase program. We did not repurchase any shares pursuant to this repurchase program during the first quarter of 2012. There can be no assurance that any additional share purchases will be made. The number of shares actually purchased will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions and management’s assessment of competing alternatives for capital deployment.

Net cash used by operating activities for the first quarter of 2012 was $21.0 million as compared to $17.6 million for the first quarter of 2011. The $3.4 million increase in cash used in operating activities for 2012 as compared to 2011 was primarily a result of the impact of changes in working capital items. Our inventory balance increased 12.4% in the first quarter of 2012. There has been a build up of inventories in anticipation of demand based on volume increases. As a result, higher inventory balances resulted in the use of $13.5 million in 2012, compared to $11.6 million in 2011. Accrued liabilities decreased 35.5% in the first quarter of 2012, resulting in the use of $12.5 million. Accrued sales incentives decreased $4.5 million from December 2011 primarily due to the payment of annual rebates in the first quarter of 2012. There was also a decrease in accrued interest from December 2011 by $6.1 million due to the semi-annual interest payment made in the first quarter of 2012. The increased use of cash for inventory and accrued liabilities was offset by a decrease in the use of cash for accounts receivable. Our accounts receivable balance increased from levels at December 31, 2011, and resulted in the use of cash of $6.3 million in 2012, as compared to $12.5 million in 2011, an improvement of $6.2 million.

Net cash used in investing activities for the first quarter of 2012 and 2011 was $15.2 million and $2.1 million, respectively, primarily due to capital expenditures. The significant increase in capital spending reflects, in part, $6.5 million expended in January 2012 to acquire three of our previously leased manufacturing facilities. In addition, we have undertaken a number of individual projects across our major manufacturing plants designed to improve our manufacturing efficiencies, lower our costs and expand our manufacturing capacity and capabilities. We expect our 2012 capital expenditures to total between $25.0 million and $30.0 million, as compared to $15.0 million for 2011.

Net cash provided by financing activities for the first quarter of 2012 was $32.3 million as we increased borrowings from our Revolving Credit Facility to fund the above-noted first quarter capital expenditures and working capital needs.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (available at www.sec.gov), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Some of the key factors that could cause actual results to differ from our expectations include:

•	fluctuations in the supply or price of copper and other raw materials;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	our dependence on indebtedness and our ability to satisfy our debt obligations;

•	failure to identify, finance or integrate acquisitions;

•	product liability claims and litigation resulting from the design or manufacture of our products;

•	advancements in wireless technology;

•	impairment charges related to our goodwill and long-lived assets;

•	restructuring charges;

•	changes in the cost of labor or raw materials, including copper, PVC and fuel;

•	disruption in the importation of raw materials and products from foreign-based suppliers;

•	our ability to maintain substantial levels of inventory;

•	increase in exposure to political and economic development crises, instability, terrorism, civil strife, expropriation, and other risks of doing business in foreign markets;

•	changes in tax legislation relating to our Honduras subsidiary; and

•	other risks and uncertainties, including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying change sin the related COMEX copper futures prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At March 31, 2012, we had contracts with a net aggregate fair value of $0.1 million, consisting of contracts to sell 0.3 million pounds of copper in July 2012. A hypothetical adverse movement of 10% in the price of copper at March 31, 2012, with all other variables held constant, would have resulted in an aggregate loss in the fair value of our commodity futures contracts of approximately $0.1 million as of March 31, 2012.

Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. As of March 31, 2012, approximately 18% of our debt was variable rate, primarily our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or a LIBOR-based rate. Based on the amount of our variable rate borrowings at March 31, 2012, which totaled approximately $61.8 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $0.6 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Exchange Rate Risk. We have exposure to changes in foreign currency exchange rates related to our Canadian operations. Currently, we do not manage our foreign currency exchange rate risk using any financial or derivative instruments, such as foreign currency forward contracts or hedging activities. In the first quarter of 2012, we recorded an aggregate pre-tax loss of approximately $0.1 million related to exchange rate fluctuations between the U.S. dollar and Canadian dollar.

ITEM 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended March 31, 2012:

Three Months Ended March 31, 2012	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – January 31	—	$—	—
February 1 – February 29	—	—	—
March 1 – March 31	9,092	10.81	—

Total	9,092	$10.81	—	188,329

(1)	The Company purchased all of the 9,092 shares between March 1, 2012 and March 31, 2012 from an employee of the Company that were withheld to satisfy the tax withholding obligation due upon vesting of a performance stock award.

ITEM 5.	Other Information

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of January 1, 2012, and will present net income and other comprehensive income in two separate statements in our annual and interim financial statements. The table below reflects the retrospective application of this guidance for each of the two years ended December 31st. The retrospective application did not have a material impact on our financial condition or results of operations.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)

(unaudited)

	Year Ended December 31,
	2011	2010
NET INCOME	$17,441	$3,727

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax of $130 and $177, respectively	(28)	293
Unrealized investment loss, net of tax of $(136) for 2010	(89)	(214)
Pension adjustments, net of tax of $32 and $94, respectively	(50)	148

OTHER COMPREHENSIVE (LOSS) INCOME	(167)	227

COMPREHENSIVE INCOME	$17,274	$3,954

The following will be added to the Condensed Consolidated Statements of Income included in the financial statements of Supplemental Guarantor Information note to our annual financial statements:

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED

DECEMBER 31, 2011

(Thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$17,441	$(2,013)	$2,851	$(838)	$17,441
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax of $130	—	—	(28)	—	(28)
Unrealized investment loss	(89)	—	—	—	(89)
Pension adjustments, net of tax of $32	(50)	—	—	—	(50)

OTHER COMPREHENSIVE LOSS	(139)	—	(28)	—	(167)

COMPREHENSIVE INCOME (LOSS)	$17,302	$(2,013)	$2,823	$(838)	$17,274

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED

DECEMBER 31, 2010

(Thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME	$3,727	$—	$2,646	$(2,646)	$3,727
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax of $177	—	—	293	—	293
Unrealized investment gain, net of tax of ($136)	(214)	—	—	—	(214)
Pension adjustments, net of tax of $94	148	—	—	—	148

OTHER COMPREHENSIVE (LOSS) INCOME	(66)	—	293	—	227

COMPREHENSIVE INCOME	$3,661	$—	$2,939	$(2,646)	$3,954

ITEM 6.	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC.
(Registrant)

Date: May 7, 2012	By	/s/ G. Gary Yetman

Chief Executive Officer and President

Date: May 7, 2012	By	/s/ Richard N. Burger

Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description

3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2010.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 —	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, filed on November 4, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.

*	Denotes management contract or compensatory plan or arrangement.