Form 10-Q
period 2012-06-30
Coleman Cable, Inc.
filed 2012-08-07
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common shares outstanding as of August 2, 2012: 17,791,251

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET SALES	$231,232	$219,850	$451,723	$425,651
COST OF GOODS SOLD	195,249	187,609	385,070	363,384

GROSS PROFIT	35,983	32,241	66,653	62,267
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,744	17,642	31,474	31,494
INTANGIBLE ASSET AMORTIZATION	1,742	1,749	3,566	3,332
RESTRUCTURING CHARGES	23	195	356	195

OPERATING INCOME	18,474	12,655	31,257	27,246
INTEREST EXPENSE	7,023	7,126	14,045	14,098
GAIN ON AVAILABLE FOR SALE SECURITIES	—	(753)	—	(753)
OTHER (INCOME) LOSS	(71)	45	3	(86)

INCOME BEFORE INCOME TAXES	11,522	6,237	17,209	13,987
INCOME TAX EXPENSE	3,893	1,861	5,853	4,384

NET INCOME	$7,629	$4,376	$11,356	$9,603

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE:
Basic	$0.44	$0.25	$0.66	$0.55
Diluted	0.44	0.25	0.65	0.55

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,086	17,131	17,072	17,105
Diluted	17,309	17,374	17,308	17,311

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$—	$0.02	$—

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$7,629	$4,376	$11,356	$9,603

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of tax of $76 and $(127), $9 and $(143), respectively	(233)	126	(48)	398
Unrealized investment gain, net of tax of $—, $8, $—, $424, respectively	—	(741)	—	(89)
Pension adjustments, net of tax of $—, $(1), $—, $2, respectively	—	(2)	—	4

OTHER COMPREHENSIVE INCOME (LOSS)	(233)	(617)	(48)	313

COMPREHENSIVE INCOME	$7,396	$3,759	$11,308	$9,916

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,468	$9,746
Accounts receivable, net of allowances of $3,157 and $2,811, respectively	127,489	120,567
Inventories	122,597	108,689
Deferred income taxes	3,378	3,355
Assets held for sale	546	546
Prepaid expenses and other current assets	9,213	10,288

Total current assets	268,691	253,191

PROPERTY, PLANT AND EQUIPMENT, NET	77,051	58,957
GOODWILL	66,406	56,724
INTANGIBLE ASSETS, NET	41,793	28,340
DEFERRED INCOME TAXES	256	376
OTHER ASSETS	7,367	8,148

TOTAL ASSETS	$461,564	$405,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$167	$166
Accounts payable	21,514	29,081
Accrued liabilities	32,171	35,762

Total current liabilities	53,852	65,009

LONG-TERM DEBT	357,381	302,935
OTHER LONG-TERM LIABILITIES	2,746	3,194
DEFERRED INCOME TAXES	7,579	6,503
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 17,086 and 16,939 issued and outstanding on June 30, 2012 and December 31, 2011, respectively	17	17
Treasury stock, at cost: 352 and 320 shares, respectively	(3,086)	(2,789)
Additional paid-in capital	94,123	92,871
Accumulated deficit	(50,815)	(61,819)
Accumulated other comprehensive loss	(233)	(185)

Total shareholders’ equity	40,006	28,095

TOTAL LIABILITIES AND EQUITY	$461,564	$405,736

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$11,356	$9,603
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	11,236	9,952
Stock-based compensation	712	3,519
Foreign currency transaction loss (gain)	3	(86)
Gain on available for sale securities	—	(753)
Excess tax benefits from stock-based compensation	(625)	—
Deferred taxes	1,328	(2,577)
Gain on disposal of fixed assets	(41)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(4,322)	(15,388)
Inventories	(11,680)	(23,856)
Prepaid expenses and other assets	1,231	546
Accounts payable	(6,708)	8,421
Accrued liabilities	(5,103)	(4,095)

Net cash flow from operating activities	(2,613)	(14,719)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(23,138)	(5,054)
Proceeds from sale of fixed assets	24	8
Acquisition of businesses, net of cash acquired	(32,842)	(58,681)

Net cash flow from investing activities	(55,956)	(63,727)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facility	253,028	89,560
Repayments under revolving loan facility	(198,723)	(39,196)
Payment of deferred financing fees	—	(49)
Repayment of long-term debt	(83)	(4)
Treasury stock purchases	(297)	—
Excess tax benefits from stock-based compensation	625	—
Proceeds from option exercises	—	67
Dividends paid	(352)	—

Net cash flow from financing activities	54,198	50,378

Effect of exchange rate changes on cash and cash equivalents	93	315
DECREASE IN CASH AND CASH EQUIVALENTS	(4,278)	(27,753)
CASH AND CASH EQUIVALENTS — Beginning of period	9,746	33,454

CASH AND CASH EQUIVALENTS — End of period	$5,468	$5,701

NONCASH ACTIVITY
Unpaid capital expenditures	90	1,502
Unpaid business acquisition consideration	—	542
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	1,647	5,880
Cash interest paid	13,222	13,090

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Thousands)

(unaudited)

	Common Stock Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE — January 1, 2011	16,939	$17	$0	$90,483	$(79,260)	$(18)	$11,222

Stock awards	184	—	—	—	—	—	—
Stock options exercised	2	—	—	—	—	—	—
Comprehensive income	—	—	—	—	9,603	313	9,916
Stock-based compensation	—	—	—	940	—	—	940

BALANCE — June 30, 2011	17,125	$17	$0	$91,423	$(69,657)	$295	$22,078

BALANCE — January 1, 2012	16,939	$17	$(2,789)	$92,871	$(61,819)	$(185)	$28,095

Stock awards	179	—	—	—	—	—	—
Comprehensive income	—	—	—	—	11,356	(48)	11,308
Dividends paid	—	—	—	—	(352)	—	(352)
Treasury shares repurchased	(32)	—	(297)	—	—	—	(297)
Stock-based compensation	—	—	—	1,252	—	—	1,252

BALANCE — June 30, 2012	17,086	$17	$(3,086)	$94,123	$(50,815)	$(233)	$40,006

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

Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 requires retrospective application, and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this standard during the first quarter of 2012. The Company has presented comprehensive income using two separate financial statements for 2012.

Accounting Standards Update No. 2011-08 – “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”)

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

Accounting Standards Update No. 2011-11 – “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”)

ASU No. 2011-11 amends existing guidance by enhancing disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 201-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain derivatives, sale and repurchase agreements and reverse sale repurchase agreements, and securities borrowing and securities lending arrangements. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company is currently evaluating the impact ASU No. 2011-11 will have on its financial statements but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flows.

Accounting Standards Update No. 2011-12 – “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”)

ASU No. 2011-12 defers the changes in ASU No. 2011-05 that relate to the presentation of items reclassified from other comprehensive income to net income. The Financial Accounting Standards Board is still considering the operational concerns about the presentation requirements for these reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments. During this time, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements from ASU No. 2011-05 remain the same, which the Company has adopted during this reporting period.

3. ACQUISITIONS

2012 Acquisition – Watteredge

On May 31, 2012 Coleman, through a 100%-owned subsidiary, completed the acquisition of most of the operating assets (and assumed certain liabilities) of Watteredge, Inc., an Ohio corporation that designs, manufactures and sells secondary power connectors, including electric arc furnace cables, resistance welding cables, industrial high-performance copper bus and accessories, and other high performance power conduction devices and accessories. Watteredge serves the steel, chemical, chlorine, power generation, fiberglass and automotive industries and sells its products and services worldwide. Coleman retained Watteredge’s workforce and has continued all of Watteredge’s production at its current manufacturing plant in Avon Lake, Ohio.

The acquisition of the assets of Watteredge, whose sales were nearly $25,000 for 2011, was structured as an all-cash transaction valued at approximately $33,674 (equal to a $35,000 preliminary purchase price adjusted by a $1,326 working capital adjustment). The transaction was funded with proceeds from Coleman's revolving credit facility. Watteredge has been included as a component of our Engineered Solutions segment reported herein.

2011 Acquisitions

During the second quarter of 2011, we utilized cash on hand, as well as borrowings under our credit facility to complete three business combinations (collectively, the “2011 Acquisitions”), as set forth below. Each of these 2011 Acquisitions was structured as a cash transaction, with aggregate consideration totaling $68,900. As discussed below, $2,331 of the TRC (as defined below) consideration consisted of our previously existing ownership interest.

Acquisition of the Assets of The Designers Edge (“DE”)

On April 1, 2011, we acquired certain assets of DE, a leading designer and distributor of specialty lighting products in the U.S. and Canada. The total purchase price for the assets acquired, primarily trade receivables and merchandise inventories, was $10,092. The acquisition of DE’s assets has significantly expanded our product portfolio across a wide range of lighting product categories, including industrial, work and utility, as well as products for security and landscape applications. We fully integrated the acquired assets of DE into our existing Distribution segment during the second quarter of 2011.

Acquisition of the Assets of First Capitol Wire and Cable (“FCWC”) and Continental Wire and Cable (“CWC”)

On April 29, 2011, we acquired the assets of FCWC and CWC, both of which were privately-held entities based in York, Pennsylvania, with CWC being a 100%-owned subsidiary of FCWC. These two entities are leading manufacturers of industrial wire and cable products used across a number of commercial, utility and industrial end-markets. The total purchase price for the assets acquired, primarily merchandise inventories and production equipment, was $7,298. The acquisition of the assets of FCWC and CWC allowed us to expand our capabilities, product offerings and capacity for producing a wide assortment of high-quality industrial cables. We fully integrated the assets of FCWC and CWC into our existing operations during the second quarter of 2011.

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

We integrated a portion of TRC’s legacy business into our Distribution segment during 2011. The remainder of TRC’s legacy business, its military and specialty vehicle business, is a component of the Engineered Solutions segment reported herein.

Each of the above acquisitions has been included in our condensed consolidated financial statements, including our results of operations, beginning from each respective acquisition date. Accordingly, the condensed consolidated statements of income for the three and six months ended June 30, 2012 includes the full impact of operations for the assets acquired in connection with the 2011 Acquisitions, but only one month of results for Watteredge. The condensed consolidated statements of income for the three and six months ended June 30, 2011 includes three months of operations for the assets acquired in connection with the DE acquisition, approximately two months of operations for the assets acquired in connection with the FCWC and CWC acquisition, and approximately six weeks of operations related to TRC.

We incurred acquisition-related costs, including outside legal, consulting and other fees, of $364 and $366 for the three and six months ended June 30, 2012, respectively. We incurred acquisition-related costs, including outside legal, consulting and other fees, of $1,677 and $2,578 for the three and six months ended June 30, 2011, respectively. These costs have been recorded as a component of selling, general and administrative expenses in our condensed consolidated statements of income.

Purchase Price Allocations

Each of the above acquisitions was accounted for under the purchase method of accounting. Accordingly, we have allocated the purchase price for each acquisition to the net assets acquired based on the related estimated fair values at each respective acquisition date. The expected long-term growth, increased market position and expected synergies to be generated from the acquisitions are the primary factors which gave rise to acquisition prices for each of the acquisitions which resulted in the recognition of goodwill.

The purchase price allocations for the 2011 Acquisitions have been finalized. At the end of the first quarter of 2012, we finalized our purchase accounting for DE as certain purchase price and other matters relative to this acquisition were resolved. As a result, the total purchase price was lowered by $833, with a corresponding reduction in the goodwill recorded with respect to this acquisition. The purchase price allocation for the Watteredge acquisition has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. Accordingly, the provisional measurement of accounts receivable, inventories, property, plant and equipment, intangible assets, current liabilities, taxes, and goodwill are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

The table below summarizes the final allocations of purchase price related to the 2011 Acquisitions and the provisional allocation of purchase price related to the Watteredge acquisition.

	2011 Acquisitions
	DE	FCWC and CWC	TRC	Watteredge
Cash and cash equivalents	$—	$—	$8,180	$—
Accounts receivable	2,123	—	4,073	2,720
Income tax receivable	—	—	1,077	—
Inventories	3,129	1,631	8,794	2,249
Prepaid expenses and other current assets	—	44	314	59
Property, plant and equipment	157	3,687	4,668	3,363
Other assets	—	—	33	—
Deferred income tax asset	18	288	309	—
Intangible assets	2,115	1,200	8,287	17,020
Goodwill	2,550	696	23,541	10,664

Total assets acquired	10,092	7,546	59,276	36,075

Current liabilities	—	—	(4,515)	(2,401)
Deferred income tax liability	—	(248)	(3,251)	—

Total liabilities assumed	—	(248)	(7,766)	(2,401)

Net assets acquired	$10,092	$7,298	$51,510	$33,674

A total of approximately $16,197 of goodwill is deductible for income tax purposes of which $10,664 is attributable to Watteredge. All of the goodwill of DE, FCWC, and CWC has been assigned to our Distribution segment. TRC goodwill has been allocated between our Distribution and Engineered Solutions segments. Watteredge goodwill has been allocated to our Engineered Solutions segment.

The purchase price allocation to identifiable intangible assets, which are all amortizable, along with their respective weighted-average amortization periods at the acquisition date are as follows:

	Weighted- Average Amortization Period	2011 Acquisitions
		DE	FCWC and CWC	TRC	Watteredge
Customer relationships	6	$900	$600	$1,460	$9,000
Trademarks and trade names	6	610	600	1,450	6,600
Developed technology	3	560	—	2,000	970
Contractual agreements	3	—	—	2,900	—
Non-competition agreements	2	45	—	80	—
Backlog	1	—	—	340	450
Other	6	—	—	57	—

Total intangible assets		$2,115	$1,200	$8,287	$17,020

Unaudited Selected Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our estimated combined results of operations assuming that our only material business combination consummated, TRC, which was during the second quarter of 2011 had taken place on January 1, 2010. The unaudited pro forma combined results of operations were prepared using historical financial information of TRC, and we make no representation with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, income tax expense, and excludes acquisition costs. The unaudited pro forma information is presented for informational purposes only and does not include any anticipated cost savings or other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisition of TRC occurred on the date indicated or may result in the future.

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Net sales	$223,856	$438,795
Net income	2,172	9,010

4. RESTRUCTURING ACTIVITIES

We incurred restructuring costs of $23 and $356 during the second quarter and first half of 2012, respectively, and $195 for the second quarter and first half of 2011. For 2012, the majority of these charges related to costs incurred at facilities closed in prior years, currently consisting of two leased and one owned facility for which we continue to pay holding costs. For 2011, the majority of restructuring costs were for severance costs at TRC.

Our restructuring reserve was $1,654 as of June 30, 2012, recorded within accrued liabilities and other long-term liabilities, comprised of $84 in a severance and other closing costs accrual, with the balance in the reserve representing our estimate of the remaining liability existing relative to two closed properties under lease and which is equal to our remaining obligation under such lease reduced by estimated sublease rental income reasonably expected for the property. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of a lease termination, sublease agreement, or changes in the related market in which the property is located. Restructuring expense is not segregated by reportable segment as our operating segments share common production processes and manufacturing facilities, as discussed in Note 17 below.

	Lease Termination Costs	Severance & Other Closing Costs	Total
BALANCE — December 31, 2011	$2,324	$815	$3,139
Provision	(24)	380	356
Cash payments	(730)	(1,111)	(1,841)

BALANCE — June 30, 2012	$1,570	$84	$1,654

In May 2012, we announced plans to close our manufacturing facility in Texarkana, Arkansas. As planned, we ceased all production at the facility in July of 2012 and will recognize approximately $800 to $1,000 in closing-related costs primarily consisting of severance and equipment-moving costs. Most of these costs will be incurred in the third and fourth quarters of 2012. The operations of this facility have been moved to other existing manufacturing facilities, supplemented by foreign-sourcing of certain products.

5. INVENTORIES

Inventories consisted of the following:

	June 30, 2012	December 31, 2011
FIFO cost:
Raw materials	$46,320	$39,209
Work in progress	4,643	3,853
Finished products	71,634	65,627

Total	$122,597	$108,689

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Salaries, wages and employee benefits	$7,690	$8,825
Sales incentives	7,280	10,460
Interest	9,466	9,382
Other	7,735	7,095

Total	$32,171	$35,762

7. DEBT

	June 30, 2012	December 31, 2011
Revolving Credit Facility	$84,305	$30,000
Senior Notes due 2018, including unamortized discount of $2,510 and $2,735, respectively	272,489	272,265
Capital lease obligations	754	836

	357,548	303,101
Less current portion	(167)	(166)

Long-term debt	$357,381	$302,935

Senior Secured Revolving Credit Facility

Our $250,000, five-year revolving credit facility agreement with an accordion feature that allows us to increase our borrowings by an additional $50,000 (the “Revolving Credit Facility”), which expires on October 1, 2016, is an asset-based loan facility, with a $20,000 Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below. We incurred $1,500 in fees and direct costs related to negotiating the Revolving Credit Facility. These respective fees and costs are being amortized over the life of the revolver. At June 30, 2012, we had $84,305 in borrowings under the facility, with $81,389 in remaining excess availability. At December 31, 2011, we had $30,000 in borrowings under the credit facility, with $120,288 in remaining excess availability. The $84,305 in borrowings under the Revolving Credit Facility approximate fair value of such debt at June 30, 2012 (Level 2).

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

As of June 30, 2012, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (the “Senior Notes”)

Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining term of the Senior Notes. As of June 30, 2012, we were in compliance with all of the covenants of our Senior Notes.

	June 30, 2012
Senior Notes
Face Value	$275,000
Fair Value (Level 1)	$285,313
Interest Rate	9%
Interest Payment	Semi-Annually February 15th and August 15th
Maturity Date	February 15, 2018

Guarantee	Jointly and severally guaranteed fully and unconditionally by our 100% owned subsidiaries, CCI International, Inc., Patco and TRC

Optional redemption (1)(2)
	Beginning Date	Percentage
	February 15, 2014	104.50%
	February 15, 2015	102.25%
	February 15, 2016	100.00%

(1)	The Company may, at its option, redeem the Senior Notes, in whole at any time or in part from time to time, on or after the above-noted dates and at the above-noted percentages of the principal amount thereof (plus interest due).
(2)	In addition, the Company may, at its option, use the net cash proceeds from a public equity offering, to redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 109.00% of the principal amount, plus accrued and unpaid interest if completed before February 15, 2013.

8. EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore, participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of June 30, 2012 and 2011, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Basic and Diluted Earnings per Share	2012	2011	2012	2011
Basic EPS Numerator:
Net income	$7,629	$4,376	$11,356	$9,603
Less: Earnings allocated to participating securities	(70)	(71)	(104)	(156)

Net income allocated to common shareholders	$7,559	$4,305	$11,252	$9,447

Basic EPS Denominator:
Weighted average shares outstanding	17,086	17,131	17,072	17,105
Basic earnings per common share	$0.44	$0.25	$0.66	$0.55

Diluted EPS Numerator:
Net income	$7,629	$4,376	$11,356	$9,603
Less: Earnings allocated to participating securities	(70)	(70)	(104)	(154)

Net income allocated to common shareholders	$7,559	$4,306	$11,252	$9,449

Diluted EPS Denominator:
Weighted average shares outstanding	17,086	17,131	17,072	17,105
Dilutive common shares issuable upon exercise of stock options	223	243	236	206

Diluted weighted average shares outstanding	17,309	17,374	17,308	17,311

Diluted earnings per common share	$0.44	$0.25	$0.65	$0.55

Options

Options with respect to 771 common shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2012, respectively, because they were antidilutive. Options with respect to 774 common shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2011, respectively, because they were antidilutive.

9. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. We recorded $114 and $712 in stock compensation expense for the three and six months ended June 30, 2012, respectively, compared to $2,342 and $3,519 for the three and six months ended June 30, 2011, respectively. The wide fluctuations in stock-based compensation expense recorded for the second quarter and first six months of 2012, as compared to the same periods in 2011, are a function of the accounting required for the cash-settled portion of our performance-based share awards, as further explained below in the “Stock Awards” section.

Stock Options

No stock options were issued during the first six months of 2012 and 2011.

Changes in stock options were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding January 1, 2012	1,391	$11.07	5.8	$2,012
Granted	—	—	—	—
Exercised	—	—		—
Forfeited or expired	—	—	—	—

Outstanding June 30, 2012	1,391	11.07	5.3	2,006
Vested or expected to vest	1,374	11.15	5.3	1,935
Exercisable	520	5.65	6.3	1,536

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value.

Stock Awards

In January 2012, the Company awarded unvested common shares to members of its Board of Directors. In total, non-management board members were awarded 55 unvested shares with an approximate aggregate fair value of $500. One-third of the shares vest on the first, second and third anniversary of the grant date. These awarded shares are participating securities which provide the recipient with both voting rights and, to the extent dividends, if any, are paid by the Company, non-forfeitable dividend rights with respect to such shares.

Changes in nonvested shares for the first half of 2012 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	682	$4.28
Granted	55	9.06
Vested	(179)	4.16
Forfeited	—	—

Nonvested at June 30, 2012	558	$4.79

In the first quarter of 2010, 517 performance shares were granted to certain members of management, which are convertible to stock, on a one-to-one basis, contingent upon future stock price performance. If, at any time up to ten years after the date of grant, the Company’s common stock attains three separate incrementally increasing stock price goals beginning with a price representing approximately 350% of the average stock price on the date of grant, a portion of the awards will vest. On July 7, 2011, the first tranche of shares reached their vesting price. As a result, 117 shares of common stock were issued on the respective date.

In addition, in the first quarter of 2010, 258 performance shares were granted to certain members of management, which are settled in cash rather than stock. If, at any time up to ten years after the date of grant, the Company’s common stock attains three separate incrementally increasing stock price goals beginning with a price representing approximately 350% of the average stock price on the date of grant, a portion of the awards will vest. On July 7, 2011, the first tranche of these shares reached their vesting price. Accordingly, the equivalent of 58 shares of common stock were paid in cash on the respective date. The cash-settled shares are re-measured each balance sheet date using a Monte Carlo model and recorded as a liability. Any increase in the value of such awards followed by a subsequent decrease will result in the reversal of stock compensation expense, as was the case in the second quarter of 2012. During the second quarter, these cash-settled shares were measured using an assumption of 87.9% volatility, and a risk-free rate of 1.24%, resulting in an estimated aggregate fair value of approximately $2,437, which is recorded to the stock compensation liability over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 0.8 years as of June 30, 2012.

Treasury Stock

On August 3, 2011, our Board of Directors authorized the purchase of up to 500 shares of the Company’s common stock in open market or privately-negotiated transactions. The repurchase plan expires in August 2013. To date, we have purchased 352 shares pursuant to this repurchase program. There can be no assurance that any additional share purchases will be made. The number of shares actually purchased in future periods will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions, and management’s assessment of competing alternatives for capital deployment. We repurchased 23 and 32 shares at a total cost of $199 and $297, including commissions, of common stock during the three and six months ended June 30, 2012, respectively, including shares repurchased from employees of the Company that were withheld to satisfy tax withholding obligations due upon vesting of a restricted stock award.

Cash Dividends

On May 1, 2012, our Board of Directors declared a quarterly dividend of $0.02 per common share, payable on May 30, 2012, to stockholders of record as of the close of business on May 15, 2012. The amount paid was $352.

On August 2, 2012, our Board of Directors declared a quarterly dividend of $0.02 per common share, payable on August 31, 2012, to stockholders of record as of the close of business on August 15, 2012. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

10. RELATED PARTIES

We lease our corporate office facility from certain members of our Board of Directors and executive management, and we made rental payments of $103 and $206 for the three and six months ended June 30, 2012, respectively. We made rental payments of $134 and $268 for our corporate office facility for the three and six months ended June 30, 2011, respectively. In addition, we leased three manufacturing facilities from an entity in which one of our executive officers has a minority interest, and we recorded expense of $330 and $591 for the three and six months ended June 30, 2011, respectively. We purchased these three manufacturing facilities for $6,505 in the first quarter of 2012.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,298 and $2,628 for the three and six months ended June 30, 2012, respectively, and was $1,596 and $3,076 for the three and six months ended June 30, 2011, respectively.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of June 30, 2012 and December 31, 2011, we had a $407 and $341 accrual, respectively, recorded for this liability.

Though no assurances are possible, we believe that our accruals represent our probable obligation related to the environmental litigation and other claims, and are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect on our financial position, results of operations or cash flows.

12. DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. We had no hedge positions at June 30, 2012 to which hedge accounting was applied. Cash settlements related to derivatives are included in the operating section of the condensed consolidated statement of cash flows.

	Contract Position (In Total Pounds)		Cash Collateral Posted	Fair Value
Commodity Derivatives	Long	Short		Asset (2)	Liability (3)
Copper futures contracts outstanding as of (1):
Period ended June 30, 2012	150	625	$172	$—	$78
Period ended June 30, 2011	—	625	$229	$—	$132

(1)	All of our copper futures contracts mature in less than three months and are tied to the price of copper on the COMEX and, accordingly, the value of such futures contracts changes directly in relation thereto.
(2)	Balance recorded in “Prepaid expenses and other current assets.”
(3)	Balance recorded in “Accrued liabilities.”

As hedge accounting has not been applied to any of our open hedges for 2012 and 2011, no associated losses or gains have been recorded within OCI.

Derivatives Not Accounted for as Hedges Under the Accounting Rules	Gain Recognized in Income	Location of Gain Recognized in Income
Copper commodity contracts:
Three months ended June 30, 2012	$71	Cost of goods sold
Three months ended June 30, 2011	45	Cost of goods sold
Six months ended June 30, 2012	24	Cost of goods sold
Six months ended June 30, 2011	307	Cost of goods sold

13. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Effective Tax Rate	33.8%	29.8%	34.0%	31.3%

The increase in our tax rate for the three and six months ended June 30, 2012, as compared to the same respective periods of 2011, primarily reflects an increase in our pre-tax income in 2012 as well as a more favorable rate in 2011 resulting from the impact of a $753 non-taxable gain on our approximate 4.8% equity holdings in TRC at the time of the acquisition in May, 2011.

14. BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. We currently make matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $267 and $689 related to these savings plans during the three and six months ended June 30, 2012, respectively. We recorded expense of $248 and $559 for the three and six months ended June 30, 2011, respectively.

Riblet Pension Plan

As a result of its merger with Riblet Products Corporation (“Riblet”) in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The Riblet plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 81 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan. The Company does not expect to make any plan contributions in 2012. The net periodic income for the three and six months ended June 30, 2012 was $14 and $28, respectively. For the three and six month periods ended June 30, 2011, we incurred net periodic expense of $8 and $16, respectively.

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

As of the periods ending June 30, 2012 and December 31, 2011, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents, derivatives, and equity securities.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$5,468	$—	$—	$5,468	$9,746	$—	$—	$9,746
Derivative Assets, Inclusive of Collateral	94	—	—	94	108	—	—	108

Total	$5,562	$—	$—	$5,562	$9,854	$—	$—	$9,854

16. OTHER (INCOME) LOSS

We recorded other (income) loss of $(71) and $3 for the second quarter and first half of 2012, respectively, primarily reflecting the exchange rate impact on our Canadian subsidiary. We recorded other (income) loss of $45 and $(86) for the second quarter and first half of 2011, respectively, also reflecting the exchange rate impact.

17. BUSINESS SEGMENT INFORMATION

We have three reportable segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) Engineered Solutions (formerly “Other”). The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us, which are used as inputs into subassemblies of manufactured finished goods. The Engineered Solutions segment, which was formerly reported as “Other,” contains that portion of TRC’s legacy business that has not been integrated into our Distribution segment, primarily TRC’s military and specialty vehicle business, as well as our Watteredge business, which was acquired in May 2012. The Other segment was re-labeled as our Engineered Solutions segment as a result of our having acquired Watteredge in May 2012 and management’s concurrent decision to report internally the collective operations of Watteredge and the non-integrated components of TRC. Therefore, the Engineered Solutions segment reflects the aggregation of immaterial other operating segments which produce highly engineered, customized product lines.

Financial data for the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales:
Distribution Segment	$164,310	$156,801	$319,370	$306,059
OEM Segment	56,327	59,500	114,242	116,043
Engineered Solutions	10,595	3,549	18,111	3,549

Total	$231,232	$219,850	$451,723	$425,651

Operating Income:
Distribution Segment	$17,706	$16,142	$29,901	$31,296
OEM Segment	5,047	5,356	9,646	10,325
Engineered Solutions	1,111	(124)	1,827	(124)

Total segments	23,864	21,374	41,374	41,497
Corporate	(5,390)	(8,719)	(10,117)	(14,251)

Consolidated operating income	$18,474	$12,655	$31,257	$27,246

The net sales and operating income amounts for 2011 as set forth in the above table reflect an immaterial restatement to account for a change made in the fourth quarter of 2011 to integrate a portion of TRC’s business into our Distribution Segment.

Distribution, OEM and, in certain cases, our Engineered Solutions segment, share common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify all of our net assets to those segments. Thus, we do not report capital expenditures at the segment level. Additionally, depreciation expense is not allocated to those segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our manufacturing work centers. Accordingly, as products are sold across those segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, and intangible amortization.

18. SUPPLEMENTAL GUARANTOR INFORMATION

The Senior Notes and the Revolving Credit Facility are instruments of the parent, and are reflected in their respective balance sheets. As of June 30, 2012, our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) were guaranteed by our 100% owned subsidiaries, CCI International, Inc., Patco and TRC (excluding TRC’s 100%-owned foreign subsidiary, TRC Honduras, S.A. de C.V.) (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional, and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income, statements of comprehensive income and statements of cash flows for Coleman Cable, Inc. (“Parent”) and the Guarantor Subsidiaries. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Parent. The equity method of accounting is followed within this financial information.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED

JUNE 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$207,199	$8,609	$20,103	$(4,679)	$231,232
COST OF GOODS SOLD	176,065	6,561	17,302	(4,679)	195,249

GROSS PROFIT	31,134	2,048	2,801	—	35,983
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,447	2,070	1,227	—	15,744
INTANGIBLE ASSET AMORTIZATION	1,176	340	226	—	1,742
RESTRUCTURING CHARGES	(15)	41	(3)	—	23

OPERATING INCOME (LOSS)	17,526	(403)	1,351	—	18,474
INTEREST EXPENSE	7,008	—	15	—	7,023
OTHER INCOME, NET	—	—	(71)	—	(71)

INCOME (LOSS) BEFORE INCOME TAXES	10,518	(403)	1,407	—	11,522
INCOME FROM SUBSIDIARIES	909	—	—	(909)	—
INCOME TAX EXPENSE (BENEFIT)	3,798	(134)	229	—	3,893

NET INCOME (LOSS)	$7,629	$(269)	$1,178	$(909)	$7,629

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED

JUNE 30, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$213,376	$—	$16,489	$(10,015)	$219,850
COST OF GOODS SOLD	183,989	—	13,635	(10,015)	187,609

GROSS PROFIT	29,387	—	2,854	—	32,241
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,192	—	2,450	—	17,642
INTANGIBLE ASSET AMORTIZATION	1,345	—	404	—	1,749
RESTRUCTURING CHARGES	(8)	—	203	—	195

OPERATING INCOME (LOSS)	12,858	—	(203)	—	12,655
INTEREST EXPENSE	7,062	—	64	—	7,126
GAIN ON AVAILABLE FOR SALE SECURITIES	(753)	—	—	—	(753)
OTHER LOSS, NET	—	—	45	—	45

INCOME (LOSS) BEFORE INCOME TAXES	6,549	—	(312)	—	6,237
LOSS FROM SUBSIDIARIES	(134)	—	—	134	—
INCOME TAX EXPENSE (BENEFIT)	2,039	—	(178)	—	1,861

NET INCOME (LOSS)	$4,376	$—	$(134)	$134	$4,376

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED

JUNE 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$404,627	$16,318	$39,928	$(9,150)	$451,723
COST OF GOODS SOLD	347,229	12,423	34,568	(9,150)	385,070

GROSS PROFIT	57,398	3,895	5,360	—	66,653
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,404	3,763	2,307	—	31,474
INTANGIBLE ASSET AMORTIZATION	2,606	732	228	—	3,566
RESTRUCTURING CHARGES	(208)	262	302	—	356

OPERATING INCOME (LOSS)	29,596	(862)	2,523	—	31,257
INTEREST EXPENSE	14,016	—	29	—	14,045
OTHER (INCOME) LOSS, NET	—	(1)	4	—	3

INCOME (LOSS) BEFORE INCOME TAXES	15,580	(861)	2,490	—	17,209
INCOME FROM SUBSIDIARIES	1,523	—	—	(1,523)	—
INCOME TAX EXPENSE (BENEFIT)	5,747	(297)	403	—	5,853

NET INCOME (LOSS)	$11,356	$(564)	$2,087	$(1,523)	$11,356

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED

JUNE 30, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$410,075	$—	$29,253	$(13,677)	$425,651
COST OF GOODS SOLD	352,553	—	24,508	(13,677)	363,384

GROSS PROFIT	57,522	—	4,745	—	62,267
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,620	—	3,874	—	31,494
INTANGIBLE ASSET AMORTIZATION	2,923	—	409	—	3,332
RESTRUCTURING CHARGES	(8)	—	203	—	195

OPERATING INCOME	26,987	—	259	—	27,246
INTEREST EXPENSE	13,969	—	129	—	14,098
GAIN ON AVAILABLE FOR SALE SECURITIES	(753)	—	—	—	(753)
OTHER INCOME, NET	—	—	(86)	—	(86)

INCOME BEFORE INCOME TAXES	13,771	—	216	—	13,987
INCOME FROM SUBSIDIARIES	209	—	—	(209)	—
INCOME TAX EXPENSE	4,377	—	7	—	4,384

NET INCOME	$9,603	$—	$209	$(209)	$9,603

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED

JUNE 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$7,629	$(269)	$1,178	$(909)	$7,629
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax of $76	—	—	(233)	—	(233)

OTHER COMPREHENSIVE LOSS	—	—	(233)	—	(233)

COMPREHENSIVE INCOME (LOSS)	$7,629	$(269)	$945	$(909)	$7,396

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED

JUNE 30, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Total
NET INCOME (LOSS)	$4,376	$—	$(134)	$134	$4,376
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of tax of $(127)	—	—	126	—	126
Unrealized investment gain, net of tax of $8	(741)	—	—	—	(741)
Pension adjustments, net of tax of $(1)	(2)	—	—	—	(2)

OTHER COMPREHENSIVE INCOME (LOSS)	(743)	—	126	—	(617)

COMPREHENSIVE INCOME (LOSS)	$3,633	$—	$(8)	$134	$3,759

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED

JUNE 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$11,356	$(564)	$2,087	$(1,523)	$11,356
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax provision of $9	—	—	(48)	—	(48)

OTHER COMPREHENSIVE LOSS	—	—	(48)	—	(48)

COMPREHENSIVE INCOME (LOSS)	$11,356	$(564)	$2,039	$(1,523)	$11,308

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED

JUNE 30, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Total
NET INCOME	$9,603	$—	$209	$(209)	$9,603
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of tax benefit of $(143)	—	—	398	—	398
Unrealized investment gain, net of tax of $424	(89)	—	—	—	(89)
Pension adjustments, net of tax of $2	4	—	—	—	4

OTHER COMPREHENSIVE INCOME (LOSS)	(85)	—	398	—	313

COMPREHENSIVE INCOME	$9,518	$—	$607	$(209)	$9,916

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(857)	$1,769	$4,556	$—	$5,468
Accounts receivable — net of allowances	112,275	4,856	10,358	—	127,489
Intercompany receivable	—	6,098	3,353	(9,451)	—
Inventories	108,855	5,397	8,345	—	122,597
Deferred income taxes	2,696	595	87	—	3,378
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	5,732	2,376	1,105	—	9,213

Total current assets	229,247	21,091	27,804	(9,451)	268,691

PROPERTY, PLANT AND EQUIPMENT, NET	67,897	3,856	5,298	—	77,051
GOODWILL	30,701	23,541	12,164	—	66,406
INTANGIBLE ASSETS, NET	18,747	6,168	16,878	—	41,793
DEFERRED INCOME TAXES	—	—	256	—	256
OTHER ASSETS	7,243	—	124	—	7,367
INVESTMENT IN SUBSIDIARIES	96,882	—	—	(96,882)	—

TOTAL ASSETS	$450,717	$54,656	$62,524	$(106,333)	$461,564

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$167	$—	$—	$—	$167
Accounts payable	19,074	(40)	2,480	—	21,514
Intercompany payable	59	3,353	6,039	(9,451)	—
Accrued liabilities	26,411	1,162	4,598	—	32,171

Total current liabilities	45,711	4,475	13,117	(9,451)	53,852

LONG-TERM DEBT	357,381	—	—	—	357,381
OTHER LONG-TERM LIABILITIES	2,657	35	54	—	2,746
DEFERRED INCOME TAXES	4,962	2,615	2	—	7,579
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury stock	(3,086)	—	—	—	(3,086)
Additional paid-in capital	94,123	50,110	35,147	(85,257)	94,123
Retained earnings (accumulated deficit)	(50,815)	(2,579)	13,511	(10,932)	(50,815)
Accumulated other comprehensive loss	(233)	—	(235)	235	(233)

Total shareholders’ equity	40,006	47,531	49,351	(96,882)	40,006

TOTAL LIABILITIES AND EQUITY	$450,717	$54,656	$62,524	$(106,333)	$461,564

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,086	$724	$4,936	$—	$9,746
Accounts receivable — net of allowances	105,900	3,404	11,263	—	120,567
Intercompany receivable	—	10,954	3,459	(14,413)	—
Inventories	98,596	4,662	5,431	—	108,689
Deferred income taxes	2,674	595	86	—	3,355
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	7,039	2,075	1, 174	—	10,288

Total current assets	218,841	22,414	26,349	(14,413)	253,191

PROPERTY, PLANT AND EQUIPMENT, NET	54,404	2,766	1,787	—	58,957
GOODWILL	31,675	23,541	1,508	—	56,724
INTANGIBLE ASSETS, NET	21,353	6,901	86	—	28,340
DEFERRED INCOME TAXES	58	—	318	—	376
OTHER ASSETS	8,016	—	132	—	8,148
INVESTMENT IN SUBSIDIARIES	61,724	—	—	(61,724)	—

TOTAL ASSETS	$396,071	$55,622	$30,180	$(76,137)	$405,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$166	$—	$—	$—	$166
Accounts payable	25,154	473	3,454	—	29,081
Intercompany payable	2,552	3,459	8,402	(14,413)	—
Accrued liabilities	30,154	927	4,681	—	35,762

Total current liabilities	58,026	4,859	16,537	(14,413)	65,009

LONG-TERM DEBT	302,935	—	—	—	302,935
OTHER LONG-TERM LIABILITIES	3,184	—	10	—	3,194
DEFERRED INCOME TAXES	3,831	2,672	—	—	6,503
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury stock	(2,789)	—	—	—	(2,789)
Additional paid-in capital	92,871	50,104	1,475	(51,579)	92,871
Retained earnings (accumulated deficit)	(61,819)	(2,013)	11,423	(9,410)	(61,819)
Accumulated other comprehensive loss	(185)	—	(193)	193	(185)

Total shareholders’ equity	28,095	48,091	13,633	(61,724)	28,095

TOTAL LIABILITIES AND EQUITY	$396,071	$55,622	$30,180	$(76,137)	$405,736

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED

JUNE 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$11,356	$(564)	$2,087	$(1,523)	$11,356
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	9,576	1,271	389	—	11,236
Stock-based compensation	712	—	—	—	712
Foreign currency transaction gain	—	—	3	—	3
Deferred taxes	1,307	(60)	81	—	1,328
Excess tax benefits from stock-based compensation	(625)	—	—	—	(625)
Gain on disposal of fixed assets	(31)	(10)	—	—	(41)
Equity in consolidated subsidiaries	(1,523)	—	—	1,523	—
Changes in operating assets and liabilities:
Accounts receivable	(3,655)	(1,453)	786	—	(4,322)
Inventories	(8,030)	(734)	(2,916)	—	(11,680)
Prepaid expenses and other assets	1,454	(300)	77	—	1,231
Accounts payable	(5,246)	(513)	(949)	—	(6,708)
Intercompany accounts	(8,486)	4,754	3,732	—	—
Accrued liabilities	(5,337)	271	(37)	—	(5,103)

Net cash flow from operating activities	(8,528)	2,662	3,253	—	(2,613)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(17,795)	(1,617)	(3,726)	—	(23,138)
Proceeds from sale of fixed assets	24	—	—	—	24
Acquisition of businesses, net of cash acquired	(32,842)	—	—	—	(32,842)

Net cash flow from investing activities	(50,613)	(1,617)	(3,726)	—	(55,956)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	253,028	—	—	—	253,028
Repayments under revolving loan facilities	(198,723)	—	—	—	(198,723)
Purchase of treasury stock	(297)	—	—	—	(297)
Repayment of long-term debt	(83)	—	—	—	(83)
Excess tax benefits from stock-based compensation	625	—	—	—	625
Cash dividends paid	(352)	—	—	—	(352)

Net cash flow from financing activities	54,198	—	—	—	54,198

Effect of exchange rate on cash and cash equivalents	—	—	93	—	93
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,943)	1,045	(380)	—	(4,278)
CASH AND CASH EQUIVALENTS — Beginning of period	4,086	724	4,936	—	9,746

CASH AND CASH EQUIVALENTS — End of period	$(857)	$1,769	$4,556	$—	$5,468

NONCASH ACTIVITY
Unpaid capital expenditures	90	—	—	—	90
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	1,822	(212)	37	—	1,647
Cash interest paid	13,222	—	—	—	13,222

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED

JUNE 30, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$9,603	$—	$209	$(209)	$9,603
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	9,378	—	574	—	9,952
Stock-based compensation	3,519	—	—	—	3,519
Foreign currency transaction gain	—	—	(86)	—	(86)
Gain on available for sale securities	(753)	—	—	—	(753)
Deferred taxes	(2,504)	—	(73)	—	(2,577)
Gain on disposal of fixed assets	(5)	—	—	—	(5)
Equity in consolidated subsidiaries	(209)	—	—	209	—
Changes in operating assets and liabilities:
Accounts receivable	(16,832)	—	1,444	—	(15,388)
Inventories	(22,537)	—	(1,319)	—	(23,856)
Prepaid expenses and other assets	925	(1)	(378)	—	546
Accounts payable	10,277	—	(1,856)	—	8,421
Intercompany accounts	867	(36)	(831)	—	—
Accrued liabilities	(2,935)	39	(1,199)	—	(4,095)

Net cash flow from operating activities	(11,206)	2	(3,515)	—	(14,719)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,036)	—	(18)	—	(5,054)
Proceeds from sale of fixed assets	8	—	—	—	8
Acquisition of businesses, net of cash acquired	(63,883)	—	5,202	—	(58,681)

Net cash flow from investing activities	(68,911)	—	5,184	—	(63,727)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	89,560	—	—	—	89,560
Repayments under revolving loan facilities	(39,196)	—	—	—	(39,196)
Payment of deferred financing fees	(49)				(49)
Repayment of long-term debt	(4)				(4)
Proceeds from stock option exercises	67	—	—	—	67

Net cash flow from financing activities	50,378	—	—	—	50,378

Effect of exchange rate on cash and cash equivalents	—	—	315	—	315
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,739)	2	1,984	—	(27,753)
CASH AND CASH EQUIVALENTS — Beginning of period	30,493	77	2,884	—	33,454

CASH AND CASH EQUIVALENTS — End of period	$754	$79	$4,868	$—	$5,701

NONCASH ACTIVITY
Unpaid capital expenditures	1,502	—	—	—	1,502
Unpaid business acquisition consideration	542	—	—	—	542
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	5,476	—	404	—	5,880
Cash interest paid	13,090	—	—	—	13,090

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. The price of copper is particularly volatile, and fluctuations in copper prices can significantly affect our sales and profitability. The average copper price on the COMEX was $3.55 for the second quarter of 2012, as compared to $4.16 per pound for the first quarter of 2011, with the $0.61 decline representing a decrease of 14.7%.

2012 Acquisition – Watteredge (“WE”)

On May 31, 2012, Coleman completed the acquisition of most of the operating assets (and assumed certain liabilities) of WE, an Ohio corporation that designs, manufactures and sells secondary power connectors, including electric arc furnace cables, resistance welding cables, industrial high-performance copper bus and accessories, and other high performance power conduction devices and accessories. WE serves the steel, chemical, chlorine, power generation, fiberglass and automotive industries and sells its products and services worldwide. As further discussed below, we believe the acquisition of WE strengthens and provides for greater diversification of our overall portfolio.

The acquisition of the assets of WE, whose sales were nearly $25.0 million in 2011, was structured as an all-cash transaction valued at approximately $33.7 million (equal to a $35.0 million preliminary purchase price adjusted by a $1.3 million working capital adjustment). The transaction was funded with proceeds from Coleman's existing credit facility. Coleman retained WE’s workforce and has continued all of WE’s production at its current manufacturing plant in Avon Lake, Ohio. WE has been included as a component of our Engineered Solutions segment reported herein.

2011 Acquisitions

During the second quarter of 2011, we utilized cash on hand, as well as borrowings under our credit facility to complete three business combination transactions (collectively, the “2011 Acquisitions”), as set forth below. Each of these 2011 Acquisitions was structured as a cash transaction, with aggregate consideration totaling $68.9 million. As further discussed below, we believe these acquisitions represent significant opportunities for us, including the strengthening and greater diversification of our overall portfolio.

Acquisition of the Assets of The Designers Edge (“DE”)

On April 1, 2011, we acquired certain assets of DE, a leading designer and distributor of specialty lighting products in the U.S. and Canada. The total purchase price for the assets acquired, primarily trade receivables and merchandise inventories, was $10.1 million. The acquisition of DE’s assets has significantly expanded our product portfolio across a wide range of lighting product categories, including industrial, work and utility, as well as products for security and landscape applications. We fully integrated the acquired assets of DE into our Distribution segment during the second quarter of 2011.

Acquisition of the Assets of First Capitol Wire and Cable (“FCWC”) and Continental Wire and Cable (“CWC”)

On April 29, 2011, we acquired the assets of FCWC and CWC, both of which were privately-held entities based in York, Pennsylvania, with CWC being a 100%-owned subsidiary of FCWC, which are leading manufacturers of industrial wire and cable products used across a number of commercial, utility and industrial end-markets. The total purchase price for the assets acquired, primarily merchandise inventories and production equipment, was $7.3 million. The acquisition of the assets of FCWC and CWC has allowed us to expand our capabilities, product offerings and capacity for producing a wide assortment of high-quality industrial cables. We fully integrated the assets of FCWC and CWC into our existing operations during the second quarter of 2011.

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

TRC has maintained its current production facilities in Clearwater, FL, and Honduras. We integrated a portion of TRC’s legacy business into our Distribution segment during 2011. The remainder of TRC’s legacy business, TRC’s military and specialty vehicle business, is a component of the Engineered Solutions segment reported herein.

Purchase Accounting Related to Acquisitions

Each of the above acquisitions was accounted for under the purchase method of accounting. Accordingly, we have allocated the purchase price for each acquisition to the net assets acquired based on the related estimated fair values at each respective acquisition date. The expected long-term growth, increased market position and expected synergies to be generated from the acquisitions are the primary factors which gave rise to acquisition prices for each of the acquisitions which resulted in the recognition of goodwill.

The purchase price allocations for the 2011 Acquisitions have been finalized. At the end of the first quarter of 2012, we finalized our purchase accounting for DE as certain purchase price and other matters relative to this acquisition were resolved. As a result, the total purchase price for DE was lowered by $0.8 million, with a corresponding reduction in the goodwill recorded in respect to this acquisition. The purchase price allocation for the WE acquisition, which closed on May 31, 2012, has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. Accordingly, the provisional measurement of accounts receivable, inventories, property, plant and equipment, intangible assets, current liabilities, taxes, and goodwill are subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

Consolidated Results of Operations

Each of the above acquisitions has been included in our condensed consolidated financial statements, including our results of operations, beginning from each respective acquisition date. Accordingly, the condensed consolidated statement of income for the three and six months ended June 30, 2012 includes the full impact of operations for the assets acquired in connection with the 2011 Acquisitions, but only one month of results for the assets acquired in connection with the WE acquisition. The condensed consolidated statement of income for the three and six months ended June 30, 2011 includes three months of operations for the assets acquired in connection with the DE acquisition, approximately two months of operations for the assets acquired in connection with the FCWC and CWC acquisition, and approximately six weeks of operations related to TRC. The condensed consolidated statement of income for the three and six months ended June 30, 2011 does not include any operations for the assets acquired in connection with the WE acquisition.

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before net interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items include restructuring charges, gain on available for sale securities, share-based compensation expense, and acquisition-related costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS	(unaudited)
Earnings per share	$0.44	$0.25	$0.65	$0.55
Restructuring charges (1)	0.00	0.01	0.01	0.01
Gain on available for sale securities (2)	—	(0.04)	—	(0.04)
Share-based compensation expense (3)	0.00	0.08	0.03	0.12
Acquisition-related costs(4)	0.02	0.07	0.02	0.10

Adjusted diluted earnings per share	$0.46	$0.37	$0.71	$0.74

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Net income, as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA	(Thousands)		(Thousands)
Net income	$7,629	$4,376	$11,356	$9,603
Interest expense	7,023	7,126	14,045	14,098
Income tax expense	3,893	1,861	5,853	4,384
Depreciation and amortization expense (a)	5,083	4,615	10,414	8,921

EBITDA	$23,628	$17,978	$41,668	$37,006

Restructuring charges (1)	23	195	356	195
Gain on available for sale securities (2)	—	(753)	—	(753)
Share-based compensation expense (3)	114	2,342	712	3,519
Acquisition-related costs(4)	364	1,677	366	2,578

ADJUSTED EBITDA	$24,129	$21,439	$43,102	$42,545

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item listed in the table above, which has been excluded from EBITDA in order to arrive at our measure of Adjusted EBITDA for each of the periods presented, is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded net income of $7.6 million (or $0.44 per diluted share) in the second quarter of 2012, as compared to net income of $4.4 million (or $0.25 per diluted share) for the second quarter of 2011. For the second quarter of 2012, we recorded EBITDA of $23.6 million, as compared to $18.0 million in EBITDA for the second quarter of 2011.

We recorded net income of $11.4 million (or $0.65 per diluted share) in the six months ended June 30, 2012, as compared to net income of $9.6 million (or $0.55 per diluted share) for the first six months of 2011. For the six months ended June 30, 2012, we recorded EBITDA of $41.7 million, as compared to $37.0 million in EBITDA for the six months ended June 30, 2011.

As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income statement review below contains further detail regarding these items.

(1)	Restructuring charges: We recorded restructuring charges of $0.0 million ($0.0 million after tax, or $0.00 per diluted share) and $0.4 million ($0.2 million after tax, or $0.01 per diluted share) during the three and six months ended June 30, 2012, respectively. These expenses were primarily costs related to facilities closed in prior years, consisting of two leased and one owned facility for which we continue to pay holding costs. Our results for the three and six months ended June 30, 2011 included $0.2 million ($0.1 million after tax or $0.01 per diluted share) in restructuring charges. These expenses were primarily comprised of severance costs at TRC.
(2)	Gain on available for sale securities: We held a 4.8% interest in TRC at the time we acquired TRC. The fair value of our 4.8% pre-existing interest at the merger date was included in the total purchase price for TRC. As a result, we recorded a non-taxable gain of $0.8 million ($0.8 million after tax, or $0.04 per diluted share) in the second quarter of 2011 which represented the impact of re-measuring to fair value the 4.8% equity interest in TRC we held before the business combination.
(3)	Share-based compensation expense: We recorded stock-based compensation expense of $0.1 million ($0.1 million after tax, or $0.00 per diluted share) in the three months ended June 30, 2012 and expense of $0.7 million ($0.4 million after tax, or $0.03 per diluted share) during the six months ended June 30, 2012. Our results for the three and six month periods ended June 30, 2011 included $2.3 million ($1.4 million after tax or $0.08 per diluted share) and $3.5 million ($2.1 million after tax or $0.12 per diluted share), respectively, of stock-based compensation expense. Stock-based compensation expense is excluded from our measures of Adjusted EBITDA and Adjusted EPS to represent normalized operational results due to the periodic fluctuations in the value of the underlying instruments.
(4)	Acquisition-related costs: Our results for 2012 included acquisition-related costs of $0.4 million ($0.4 million after tax or $0.02 per diluted share) for the three and six months ended June 30, 2012. Our results for 2011 included acquisition-related costs of $1.7 million ($1.3 million after tax or $0.07 per diluted share) in the three months ended June 30, 2011 and $2.6 million ($1.9 million after tax or $0.10 per diluted share) during the six months ended June 30, 2011. Acquisition-related costs include outside legal, consulting and other fees, and direct expenses incurred relative to acquisition-related activities. These costs are excluded from our measures of Adjusted EBITDA and Adjusted EPS so that such measures may more closely reflect underlying operational results.

The following sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

	Three Months Ended June 30,				Period-over-Period Change
	2012		2011		2012 vs. 2011
	Amount	%	Amount	%	$ Change	% Change
	(unaudited)
	(Thousands, except per share data)
Distribution net sales	164,310	71.1%	$156,801	70.8%	$7,509	4.8%
OEM net sales	56,327	24.4	59,500	27.1	(3,173)	(5.3)
Engineered Solutions net sales	10,595	4.5	3,549	2.1	7,046	198.5

Consolidated net sales	231,232	100.0	219,850	100.0	11,382	5.2
Gross profit	35,983	15.6	32,241	14.7	3,742	11.6
Selling, general and administrative expenses	15,744	6.8	17,642	8.0	(1,897)	(10.8)
Intangible amortization expense	1,742	0.8	1,749	0.8	(7)	(0.4)
Restructuring charges	23	0.0	195	0.1	(172)	(88.2)

Operating income	18,474	8.0	12,655	5.8	5,819	46.0
Interest expense	7,023	3.0	7,126	3.2	(103)	1.4
Gain on available for sale securities	—	—	(753)	(0.3)	(753)	—
Other (income) loss	(71)	0.0	45	0.0	116	—

Income before income taxes	11,522	5.0	6,237	2.9	5,285	84.7
Income tax expense	3,893	1.7	1,861	0.9	2,032	109.2

Net income	$7,629	3.3	$4,376	2.0	$3,253	74.3

Diluted income per share	$0.44		$0.25

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

	Six Months Ended June 30,				Period-over-Period Change
	2012		2011		2012 vs. 2011
	Amount	%	Amount	%	$ Change	% Change
	(unaudited)
	(Thousands, except per share data)
Distribution net sales	$319,370	70.7%	$306,059	71.6%	$13,311	4.3%
OEM net sales	114,242	25.3	116,043	27.3	(1,802)	(1.6)
Engineered Solutions net sales	18,111	4.0	3,549	1.1	14,562	410.3

Consolidated net sales	451,723	100.0	425,651	100.0	26,073	6.1
Gross profit	66,653	14.8	62,267	14.6	4,386	7.0
Selling, general and administrative expenses	31,474	7.0	31,494	7.4	(20)	(0.1)
Intangible amortization expense	3,566	0.8	3,332	0.8	234	7.0
Restructuring charges	356	0.2	195	0.0	161	82.6

Operating income	31,257	6.9	27,246	6.4	4,011	14.7
Interest expense	14,045	3.1	14,098	3.3	(53)	(0.4)
Gain on available for sale securities	—	—	(753)	(0.3)	(753)	—
Other (income) loss	3	0.0	(86)	0.0	(89)	—

Income before income taxes	17,209	3.8	13,987	3.3	3,222	23.0
Income tax expense	5,853	1.3	4,384	1.0	1,469	33.5

Net income	$11,356	2.5	$9,603	2.3	$1,753	18.3

Diluted income per share	$0.65		$0.55

Segments

We have three reportable segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) Engineered Solutions (formerly “Other”). The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us, which are used as inputs into subassemblies of manufactured finished goods. The Engineered Solutions segment, which was formerly reported as “Other,” contains that portion of TRC’s legacy business that has not been integrated into our Distribution segment, TRC’s military and specialty vehicle business, as well as our WE business, which was acquired in May 2012. The Other segment was re-labeled as our Engineered Solutions segment as a result of our having acquired WE in May 2012 and management’s concurrent decision to report internally the collective operations of WE and the non-integrated components of TRC, all of which produce highly engineered, often customized product lines. Therefore, the Engineered Solutions segment reflects the aggregation of immaterial other operating segments which produce highly engineered, customized product lines.

Net sales

The increase in net sales for the second quarter and first half of 2012, as compared to the second quarter and first half of 2011, reflected the following factors:

•

Increased sales volumes (measured in total pounds shipped as set forth below) in our Distribution and OEM segments, primarily due to overall market demand growth across a number of end markets, accounted for approximately $13.2 million and $33.2 million in increased net sales for the second quarter and first half of 2012, as compared to the same periods in 2011, respectively;

•

Lower selling prices in our Distribution and OEM segments, primarily due to lower copper prices, accounted for a decrease in net sales of approximately $8.8 million and $21.7 million for the second quarter and first half of 2012, respectively. In particular, average COMEX copper prices decreased by 14.7% and 14.1% in the second quarter and first half of 2012, as compared to the second quarter and first half of 2011, respectively;

•

Our Engineered Solutions segment accounted for $7.0 million and $14.6 million in increased net sales for the second quarter and first half of 2012, respectively. Our Engineered Solutions segment includes the portion of TRC’s legacy business not integrated into our Distribution segment, its military and specialty vehicle business, as well as our Watteredge business. TRC was acquired in May of 2011 and Watteredge was acquired May 31, 2012. Accordingly, our results for the second quarter and first half of 2012 included the full impact of the TRC business, and one month of results for Watteredge. Our results for the second quarter and first half of 2011 included approximately six weeks of TRC’s results and did not include any results from Watteredge.

The following table sets forth our sales volume for our Distribution and OEM segments, measured in thousands of total pounds shipped, as well as average COMEX copper prices for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Total Sales Volume in Pounds (1)	(Thousands)			(Thousands)
Distribution	44,189	40,861	8.1%	86,169	78,816	9.3%
OEM	21,624	21,307	1.5	44,185	41,880	5.5

Total Distribution and OEM	65,813	62,168	5.9	130,354	120,696	8.0

Average COMEX Copper (2)	$3.55	$4.16	(14.7)	$3.67	$4.27	(14.1)

(1)	Engineered Solutions does not currently track volume through total pounds shipped.
(2)	Represents the average price for one pound of copper on the COMEX for the period indicated.

For the second quarter and first half of 2012, we experienced demand increases across a number of areas of our business, mainly in the form of increased demand from existing customers, which we believe is a function of both increased sales of our new industrial products, as well as improved market conditions. Despite the overall volume increases for the quarter and first half of 2012, our overall volume levels for the month of June 2012 declined 2.9% from June 2011 levels, including a 9.3% decline in OEM volume partially offset by a gain of 0.6% in Distribution volume. Our visibility is limited as to whether the overall year-over-year decline noted for the month of June 2012 represents a temporary fluctuation in demand patterns or represents the beginning of a period of somewhat weaker industry demand levels. Historically, our second half volume levels have been generally higher than volume levels recorded in the first half of the year as we benefit from incremental demand from seasonal products.

Gross profit

Of the $3.7 million and $4.4 million total increase in gross profit recorded for the second quarter and first half of 2012, as compared to the same periods in 2011, respectively, $2.4 million and $4.8 million were attributable to increased gross profit within our Engineered Solutions segment. As noted above, the second quarter and first half of 2012 included the full impact of the TRC, as well as one month of results for Watteredge. The second quarter and first half of 2011 included approximately six weeks of results for TRC and did not include any results for Watteredge. Excluding the impact of the Engineered Solutions segment, gross profit increased by $1.3 million and declined by $0.4 million for the second quarter and first half of 2012, respectively, as compared to the same periods in 2011. This $1.3 million increase in gross profit for the second quarter was primarily attributable to incremental gross profit generated from the above-noted volume increases and, to a lesser degree, an improvement in our gross profit as a percentage of net sales (“gross profit rate”). For the second quarter of 2012, our overall gross profit rate improved by 0.9% (as a percentage of net sales), as compared to the second quarter of 2011, largely reflecting the inclusion of a greater proportion of sales within the Engineered Solutions segment, which generally carry higher margins. Excluding the impact of Engineered Solutions, we experienced modest gross profit rate improvement reflective of improved pricing in a number of end markets, partially offset by the impact of higher freight costs. Measured on a year-to-date basis, however, this second quarter year-over-year gross profit improvement was not significant enough to offset a decline in gross profit recorded during the first quarter of 2012 which reflected the impact of increased inflationary cost pressures on first quarter 2012 gross profit. Despite the fact that we announced a number of price increases during the first quarter of 2012, the timing of such increases, which were in place for the second quarter of 2012, did not prevent an interim contraction in our gross profit during the first quarter of 2012.

Selling, general and administrative (“SG&A”) expense

Our SG&A expense decreased by $1.9 million for the second quarter of 2012, as compared to the second quarter of 2011, and was essentially unchanged for the first half of 2012 as compared to the first half of 2011. These overall fluctuations included increases of $1.2 million and $2.8 million for the second quarter and first half of 2012, respectively, due to increased SG&A attributable to our Engineered Solutions segment. As noted above, the second quarter and first half of 2012 included the full impact of TRC, as well as one month of results for Watteredge. The second quarter and first half of 2011 included approximately six weeks of results for TRC and did not include any results for Watteredge. Excluding the impact of the Engineered Solutions segment, our SG&A expenses decreased $3.1 million and $2.8 million for the second quarter and first half of 2012, respectively. These decreases were primarily attributable to (1) lower stock-based compensation expense which accounted for decreases of $2.2 million and $2.8 million for the second quarter and first half of 2012, respectively, and (2) decreased acquisition-related costs (outside legal, consulting and other fees, and direct expenses incurred relative to acquisitions) which accounted for decreases of $1.3 million and $2.2 million for the second quarter and first half of 2012, respectively, with the remaining net increase of $0.4 million and $2.2 million for the second quarter and first half, respectively, reflecting increases across a number of expense areas, most notably payroll and related costs.

Intangible amortization expense

Intangible amortization expense for the second quarter of 2012 was largely unchanged from the second quarter of 2011, as an increase in amortization expense related to intangibles recorded in connection with the acquisition of Watteredge assets (acquired May 2012) was offset by a decline in amortization expense associated with intangibles recorded in connection with acquisitions occurring in prior years. The increase in amortization expense recorded for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, reflects the impact of amortization recorded in relation to the Watteredge acquisition, as well as increased amortization expense recorded in relation to the 2011 Acquisitions, partially offset by lower amortization expense associated with intangibles recorded in connection with acquisitions occurring in prior years. Amortization expense reflects the fact that the related amortizable intangible assets are generally amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and, accordingly, results in lower amortization expense being recorded in periods further removed from the period of initial recognition. We anticipate increased intangible amortization expense in future quarters as a result of an increase in total intangible assets resulting from the Watteredge acquisition.

Restructuring charges

We recorded $0.0 million and $0.4 million in restructuring costs in the second quarter and first half of 2012, respectively. The majority of these charges related to costs at facilities closed in prior years currently consisting of two leased and one owned facility for which we continue to pay holding costs. We recorded $0.2 million in restructuring costs in the second quarter and first half of 2011, which were primarily comprised of severance costs at TRC.

In May 2012, we announced plans to close our manufacturing facility in Texarkana, Arkansas. As planned, we ceased all production at this facility in July of 2012 and will recognize approximately $0.8 to $1.0 million in closing-related costs primarily consisting of severance and equipment-moving costs. The majority of these restructuring costs will be incurred in the third and fourth quarters of 2012. The operations of this facility have been moved to other existing manufacturing facilities, supplemented by foreign-sourcing of certain products, and we believe these actions will generate approximately $1.0 to $1.5 million in annual cost savings, most notably in the form of reduced overhead costs.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Three Months Ended June 30,				Year-over-Year Change
	2012		2011		2012 vs. 2011
	Amount	%Net Sales	Amount	%Net Sales	$ Change	% Change
	(Thousands)
Operating Income:
Distribution	$17,706	10.8%	$16,142	10.3%	$1,564	9.7%
OEM	5,047	9.0	5,356	9.0	(309)	(5.8)
Engineered Solutions	1,111	10.5	(124)	(3.5)	1,235	—
Corporate	(5,390)		(8,719)		3,329

Consolidated operating income	$18,474	8.0%	$12,655	5.8%	$5,819	46.0%

	Six Months Ended June 30,				Year-over-Year Change
	2012		2011		2012 vs. 2011
	Amount	%Net Sales	Amount	%Net Sales	$ Change	% Change
	(Thousands)
Operating Income (Loss):
Distribution	$29,901	9.4%	$31,296	10.2%	$(1,395)	(4.5)%
OEM	9,646	8.4	10,325	8.9	(679)	(6.6)
Engineered Solutions	1,827	10.1	(124)	(3.5)	1,951	—
Corporate	(10,117)		(14,251)		4,134

Consolidated operating income	$31,257	6.9%	$27,246	6.4%	$4,011	14.7%

The net sales and operating income amounts for 2011 as set forth in the above table reflect an immaterial restatement to account for a change made in the fourth quarter of 2011 to integrate a portion of TRC’s business into our Distribution Segment.

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, share-based compensation expense, and intangible amortization. Our Distribution, OEM and, in certain cases, our Engineered Solutions segment, share common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. Similarly, depreciation expense is not allocated to segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense attributable to the operating results of a particular segment.

Distribution operating income improved for the second quarter of 2012, as compared to the second quarter of 2011, primarily reflecting the favorable gross profit impact of the above-noted increased volume levels in 2012. The improvement in the operating income rate primarily reflects an improvement in gross margin rate and increased expense leverage given higher overall volume levels. The decline in operating income for the first half of 2012, as compared to the first half of 2011, reflects the impact of lower gross profit recorded during the first quarter of 2012, as compared to the first quarter of 2011, partially offset by the above-noted improvement in gross profit during the second quarter of 2012. As noted above, we experienced lower gross profits during the first quarter of 2012 with such decline primarily reflective of a contraction in the spread between the cost of our products and the prices we were able to charge in the marketplace primarily due to increased inflationary pressure in the cost of our non-copper material inputs.

The OEM operating income decline for both the second quarter and first half of 2012, as compared to the same periods in 2011, primarily reflected the unfavorable gross profit impact of decreased sales prices in 2012, which more than offset the favorable impact of an increase in sales volumes. As noted above, during the first quarter of 2012, we experienced lower gross profits with such decline primarily reflective of a contraction in the spread between the cost of our products and the prices we were able to charge in the marketplace primarily due to increased inflationary pressure in the cost of our non-copper material inputs.

Engineered Solutions recorded operating income of $1.1 million and $1.8 million for the second quarter and first half of 2012, respectively, as compared to an operating loss of $0.1 million for the second quarter and first half of 2011. The increase in operating income is primarily reflective of the fact that, for the second quarter and first half of 2012, the Engineered Solutions segment operating income included the full impact of TRC, as well as one month of operating results for Watteredge. The second quarter and first half of 2011 included approximately six weeks of results for TRC and did not include any result for Watteredge.

Interest expense

The modest decline in interest expense for both the second quarter and first half of 2012, as compared to the second quarter and first half of 2011, reflects lower borrowing rates, unused line fees and expenses on our current Revolving Credit Facility (entered into by the Company in August of 2011), than existed under the terms of the credit facility that existed during the first half of 2011, partially offset by increased average borrowings.

Gain on available for sale securities

In the second quarter of 2011, prior to the acquisition of TRC, the Company owned 0.3 million shares of TRC common stock worth $7.20 per share as a result of the agreed upon purchase price for our acquisition of TRC. In accordance with the relevant accounting guidance, the fair value of this pre-existing investment in TRC was included as a part of the total purchase price for our acquisition of TRC. Consequently, as a result of the acquisition of TRC, we recognized a gain of $0.8 million on the difference between our cost basis in these 0.3 million shares of TRC common stock and their fair value at the acquisition date.

Other income (loss), net

We recorded other income (loss) reflecting the impact of exchange rate changes on our Canadian subsidiary.

Income tax expense

The increase in our tax rate for the second quarter and first half of 2012, as compared to the same respective periods of 2011, primarily reflects the fact that the income tax rate for 2011 was favorably impacted by the $0.8 million non-taxable gain on our approximate 4.8% equity holdings in TRC at the time of the acquisition, as previously discussed.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
	(Thousands)		(Thousands)
Net cash flow from operating activities	$18,393	$2,878	$(2,613)	$(14,719)
Interest expense	7,023	7,126	14,045	14,098
Income tax expense	3,893	1,861	5,853	4,384
Excess tax benefits from stock-based compensation	(26)	—	625	—
Deferred taxes	(774)	1,123	(1,328)	2,577
Gain on disposal of fixed assets	13	4	41	5
Share-based compensation expense	(114)	(2,342)	(712)	(3,519)
Gain on available for sale securities	—	753	—	753
Foreign currency transaction gain (loss)	71	(45)	(3)	86
Amortization of debt issuance costs (a)	(411)	(495)	(822)	(1,031)
Changes in operating assets and liabilities	(4,440)	7,115	26,582	34,372

EBITDA	$23,628	$17,978	$41,668	$37,006

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation and are included as a component of interest expense for income statement presentation.

Liquidity and Capital Resources

Debt

The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of June 30, 2012	As of December 31, 2011
Revolving Credit Facility	$84,305	$30,000
Senior Notes due 2018	272,489	272,265
Capital lease obligations	754	836

Total long-term debt, including current portion	$357,548	$303,101

Revolving Credit Facility

Our $250.0 million, five-year revolving credit facility agreement with an accordion feature that allows us to increase our borrowings by an additional $50.0 million (the “Revolving Credit Facility”), which expires on October 1, 2016, is an asset-based loan facility, with a $20.0 million Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below.

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

As of June 30, 2012, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (“Senior Notes”)

Our Senior Notes mature on February 15, 2018 and have an aggregate principal amount of $275.0 million and a 9% coupon rate. Interest payments are due on February 15th and August 15th. As of June 30, 2012, we were in compliance with all of the covenants of our Senior Notes. Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining life of the Senior Notes.

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

As of June 30, 2012, we had $81.4 million in excess availability under the Revolving Credit Facility, and $5.5 million in cash and cash equivalents. We are permanently reinvested in our Honduran subsidiary and do not intend to repatriate funds. Cash held by our Honduran subsidiary of $2.2 million is not available to fund domestic operations unless these funds are repatriated. The Company would need to accrue and pay taxes of approximately $0.8 million if the funds were repatriated. We believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures and strategic acquisitions for the foreseeable future.

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

On May 1, 2012, our Board of Directors declared a quarterly dividend of $0.02 per common share, payable on May 30, 2012, to stockholders of record as of the close of business on May 15, 2012. On August 2, 2012, our Board of Directors declared a quarterly dividend of $0.02 per common share, payable on August 31, 2012, to stockholders of record as of the close of business on August 15, 2012. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

On August 3, 2011, our Board of Directors authorized the purchase of up to 0.5 million shares of the Company’s common stock in open market or privately negotiated transactions. The repurchase plan expires in August 2013. To date, we have repurchased 0.3 million shares pursuant to this repurchase program. There can be no assurance that any additional share purchases will be made. The number of shares actually purchased will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions and management’s assessment of competing alternatives for capital deployment.

Net cash used by operating activities for the first six months of 2012 was $2.6 million as compared to $14.7 million for the first six months of 2011. This $12.1 million decrease in cash used to fund operating activities for the first six months of 2012, as compared to the first six months of 2011, was primarily a result of the impact of changes in working capital items and, to a lesser degree, reflects higher levels of net income. Changes in operating assets and liabilities accounted for a decrease of $7.8 million in cash used in operating activities for the first six months of 2012 as compared to the same period in 2011. Changes in operating cash flows used to fund inventories accounted for a $12.2 million decrease for the first six months of 2012, as compared to the same period last year. This decrease was, in large part, the result of reduced company-wide inventory levels in a number of product categories brought about by way of consolidating our former major Toronto-based distribution center into our Pleasant Prairie, WI distribution center. This consolidation of distribution centers allowed us to reduce company-wide stock levels of certain products. Additionally, the reduction reflects a rationalization and consolidation of a number of consumer products acquired by way of the 2011 Acquisitions and, to a lesser degree, the impact of overall lower copper prices in the 2012 period as compared to the same period in 2011. Changes in operating cash flows used to fund accounts receivable accounted for an $11.1 million decrease for the first six months of 2012, as compared to the same period last year, with the decrease reflecting mainly timing of payments relative to our Retail Distribution business, lower overall copper prices, and lower year-over-year June sales. Changes in operating cash flows used to fund accounts payable accounted for a $15.1 million increase for the first six months of 2012, as compared to the same period last year, with the increase due, in part, to the impact of timing of payments and, to a lesser degree, improved processing efficiencies.

Net cash used in investing activities for the first six months of 2012 and 2011 was $56.0 million and $63.7 million, respectively. Most notably, net cash used in investing activities includes $32.8 million and $58.7 million used to fund acquisitions in the first half of 2012 and 2011, respectively. In addition, net cash used in investing activity includes $23.1 million and $5.1 million in the first half of 2012 and 2011, respectively, for capital expenditures. The significant increase in capital spending for 2012 compared to 2011 reflects, in part, $6.5 million expended in January 2012 to acquire three of our previously leased manufacturing facilities. In addition, we have undertaken a number of individual projects across our major manufacturing plants designed to improve our manufacturing efficiencies, lower our costs and expand our manufacturing capacity and capabilities. We expect our 2012 capital expenditures to total between $35.0 million and $40.0 million, as compared to $15.0 million for the full-year 2011.

Net cash provided by financing activities for the first six months of 2012 and 2011 was $54.2 million and $50.4 million, respectively, primarily reflecting the utilization of borrowings from our Revolving Credit Facility to fund the above-noted business acquisitions, capital expenditures and working capital needs.

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

Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At June 30, 2012, we had contracts with a net aggregate fair value of negative $0.1 million, consisting of contracts to purchase 0.2 million and sell 0.6 million pounds of copper in September 2012. A hypothetical adverse movement of 10% in the price of copper at June 30, 2012, with all other variables held constant, would have resulted in an aggregate loss in the fair value of our commodity futures contracts of approximately $0.2 million as of June 30, 2012.

Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. As of June 30, 2012, approximately 24% of our debt was variable rate, primarily our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or a LIBOR-based rate. Based on the amount of our variable rate borrowings at June 30, 2012, which totaled approximately $84.3 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $0.8 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Exchange Rate Risk. We have exposure to changes in foreign currency exchange rates related to our Canadian operations. Currently, we do not manage our foreign currency exchange rate risk using any financial or derivative instruments, such as foreign currency forward contracts or hedging activities. In the second quarter of 2012, we recorded an aggregate pre-tax gain of approximately $0.1 million related to exchange rate fluctuations between the U.S. dollar and Canadian dollar.

ITEM 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.1	Risk Factors

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the six months ended June 30, 2012:

Six Months Ended June 30, 2012	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – January 31	—	$—	—
February 1 – February 29	—	—	—
March 1 – March 31	9,092	10.81	—
April 1 – April 30	—	—	—
May 1 – May 31	—	—	—
June 1 – June 30	23,100	8.56	23,100

Total	32,192	$9.17	23,100	165,229

(1)	The Company purchased all of the 9,092 shares between March 1, 2012 and March 31, 2012 from an employee of the Company that were withheld to satisfy the tax withholding obligation due upon vesting of a performance stock award.

ITEM 6.	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC.
(Registrant)

Date: August 6, 2012	By	/s/ G. Gary Yetman

Chief Executive Officer and President

Date: August 6, 2012	By	/s/ Richard N. Burger

Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description

3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2010.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 —	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2012, filed on August 6, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements furnished herewith.

*	Denotes management contract or compensatory plan or arrangement.