Form 10-Q
period 2012-09-30
Coleman Cable, Inc.
filed 2012-11-05
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common shares outstanding as of October 31, 2012: 17,791,251

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET SALES	$229,301	$234,851	$681,023	$660,502
COST OF GOODS SOLD	194,948	200,233	580,018	563,617

GROSS PROFIT	34,353	34,618	101,005	96,885
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,880	14,986	47,354	46,480
INTANGIBLE ASSET AMORTIZATION	2,189	1,950	5,755	5,282
RESTRUCTURING CHARGES	959	1,061	1,314	1,256

OPERATING INCOME	15,325	16,621	46,582	43,867
INTEREST EXPENSE	6,919	7,086	20,963	21,183
GAIN ON AVAILABLE FOR SALE SECURITIES	—	—	—	(753)
OTHER LOSS, NET	227	418	230	332

INCOME BEFORE INCOME TAXES	8,179	9,117	25,389	23,105
INCOME TAX EXPENSE	2,725	2,637	8,579	7,023

NET INCOME	$5,454	$6,480	$16,810	$16,082

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE:
Basic	$0.32	$0.37	$0.98	$0.92
Diluted	0.31	0.37	0.96	0.91
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,071	17,212	17,077	17,141
Diluted	17,301	17,465	17,311	17,362
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$—	$0.04	$—

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME	$5,454	$6,480	$16,810	$16,082

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments, net of tax of $(134) and $166, $(120) and $151, respectively	365	(452)	326	(53)
Unrealized investment gain, net of tax of $424	—	—	—	(89)
Pension adjustments, net of tax of $2, $1, $4, $(1), respectively	(3)	(2)	(12)	2

OTHER COMPREHENSIVE INCOME (LOSS)	362	(454)	314	(140)

COMPREHENSIVE INCOME	$5,816	$6,026	$17,124	$15,942

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited )
CURRENT ASSETS:
Cash and cash equivalents	$5,328	$9,746
Accounts receivable, net of allowances of $3,431 and $2,811, respectively	137,753	120,567
Inventories	126,360	108,689
Deferred income taxes	3,392	3,355
Assets held for sale	546	546
Prepaid expenses and other current assets	7,105	10,288

Total current assets	280,484	253,191

PROPERTY, PLANT AND EQUIPMENT, NET	79,359	58,957
GOODWILL	66,690	56,724
INTANGIBLE ASSETS, NET	39,607	28,340
DEFERRED INCOME TAXES	93	376
OTHER ASSETS	7,069	8,148

TOTAL ASSETS	$473,302	$405,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$174	$166
Accounts payable	37,031	29,081
Accrued liabilities	32,663	35,762

Total current liabilities	69,868	65,009

LONG-TERM DEBT	347,536	302,935
OTHER LONG-TERM LIABILITIES	2,510	3,194
DEFERRED INCOME TAXES	8,073	6,503
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 17,051 and 16,939 issued and outstanding, respectively	17	17
Treasury stock, at cost; 390 and 320 shares, respectively	(3,446)	(2,789)
Additional paid-in capital	94,328	92,871
Accumulated deficit	(45,713)	(61,819)
Accumulated other comprehensive income (loss)	129	(185)

Total shareholders’ equity	45,315	28,095

TOTAL LIABILITIES AND EQUITY	$473,302	$405,736

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$16,810	$16,082
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	17,241	15,601
Stock-based compensation	1,169	2,781
Foreign currency transaction loss	252	332
Gain on available for sale securities	—	(753)
Excess tax benefits from stock-based compensation	(625)	(512)
Deferred taxes	1,865	(3,982)
(Gain)/loss on disposal of fixed assets	(41)	161
Changes in operating assets and liabilities:
Accounts receivable	(14,792)	(15,123)
Inventories	(15,443)	(26,474)
Prepaid expenses and other assets	3,317	2,067
Accounts payable	8,721	7,929
Accrued liabilities	(5,128)	(3,483)

Net cash flow from operating activities	13,346	(5,374)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(28,700)	(10,479)
Proceeds from sale of fixed assets	24	10
Acquisition of businesses, net of cash acquired	(33,090)	(58,872)

Net cash flow from investing activities	(61,766)	(69,341)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowing under revolving loan facility	332,996	164,145
Repayments under revolving loan facility	(288,626)	(114,557)
Payment of deferred financing fees	—	(1,309)
Treasury stock purchases	(657)	(815)
Excess tax benefits from stock-based compensation	625	512
Repayment of long-term debt	(124)	(5)
Dividends paid	(704)	—
Proceeds from option exercises	14	81

Net cash flow from financing activities	43,524	48,052

Effect of exchange rate changes on cash and cash equivalents	478	(686)
DECREASE IN CASH AND CASH EQUIVALENTS	(4,418)	(27,349)
CASH AND CASH EQUIVALENTS — Beginning of period	9,746	33,454

CASH AND CASH EQUIVALENTS — End of period	$5,328	$6,105

NONCASH ACTIVITY
Unpaid capital expenditures	176	902
Unpaid business acquisition consideration	—	350
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	1,918	7,618
Cash interest paid	26,074	25,963

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Thousands)

(unaudited)

	Common Stock Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE — January 1, 2011	16,939	$17	$0	$90,483	$(79,260)	$(18)	$11,222

Stock awards	198	—	—	—	—	—	—
Comprehensive Income					16,082	(140)	15,942
Treasury shares repurchased	—	—	(1,113)	—	—	—	(1,113)
Stock-based compensation	—	—	—	2,031	—	—	2,031

BALANCE — September 30, 2011	17,137	$17	$(1,113)	$92,514	$(63,178)	$(158)	$28,082

BALANCE — January 1, 2012	16,939	$17	$(2,789)	$92,871	$(61,819)	$(185)	$28,095

Stock awards	179	—	—	—	—	—	—
Stock options excercised	3	—	—	14	—	—	14
Comprehensive income	—	—	—	—	16,810	314	17,124
Dividends paid	—	—	—	—	(704)	—	(704)
Treasury shares repurchased	(70)	—	(657)	—	—	—	(657)
Stock-based compensation	—	—	—	1,443	—	—	1,443

BALANCE — September 30, 2012	17,051	$17	$(3,446)	$94,328	$(45,713)	$129	$45,315

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

Accounting Standards Update No. 2012-04 – “Technical Corrections and Improvements” (“ASU No. 2012-04”)

ASU No. 2012-04 contains amendments to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The amendments that were effective immediately and the adoption of amendments that are subject to the transition guidance will not have a material impact on the Company’s results of operations, financial position, and cash flows.

3. ACQUISITIONS

2012 Acquisition – Watteredge

On May 31, 2012, Coleman, through a 100%-owned subsidiary, completed the acquisition of most of the operating assets (and assumed certain liabilities) of Watteredge, Inc., an Ohio corporation that designs, manufactures and sells secondary power connectors, including electric arc furnace cables, resistance welding cables, industrial high-performance copper bus and accessories, and other high performance power conduction devices and accessories. Watteredge serves the steel, chemical, chlorine, power generation, fiberglass and automotive industries and sells its products and services worldwide. Coleman retained Watteredge’s workforce and has continued all of Watteredge’s production at its current manufacturing plant in Avon Lake, Ohio. We believe the acquisition of Watteredge strengthens and provides for greater diversification of our overall portfolio.

The acquisition of the assets of Watteredge, whose sales were nearly $25,000 for 2011, was structured as an all-cash transaction valued at approximately $33,922 (equal to a $35,000 preliminary purchase price adjusted by a $1,078 working capital adjustment). The transaction was funded with proceeds from Coleman's existing credit facility. Watteredge has been included as a component of our Engineered Solutions segment reported herein.

2011 Acquisitions

During the second quarter of 2011, we utilized cash on hand, as well as borrowings under our existing credit facility to complete three business combination transactions (collectively, the “2011 Acquisitions”), as set forth below. Each of these 2011 Acquisitions was structured as an all-cash transaction, with aggregate consideration totaling $68,900. As discussed below, $2,331 of the TRC (as defined below) consideration consisted of our previously existing ownership interest.

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

Each of the above acquisitions has been included in our condensed consolidated financial statements, including our results of operations, beginning from each respective acquisition date. Accordingly, the condensed consolidated statements of income for the three and nine months ended September 30, 2012 includes the full impact of operations for the assets acquired in connection with the 2011 Acquisitions, but only three and four months, respectively, of results for Watteredge. The condensed consolidated statements of income for the three and nine months ended September 30, 2011 includes three and six months of operations for the assets acquired in connection with the DE acquisition, approximately three and five months of operations for the assets acquired in connection with the FCWC and CWC acquisition, and approximately three and four and one half months of operations related to TRC.

We incurred acquisition-related costs, including outside legal, consulting and other fees, of $77 and $443 for the three and nine months ended September 30, 2012, respectively. We incurred acquisition-related costs, including outside legal, consulting and other fees, of $223 and $2,801 for the three and nine months ended September 30, 2011, respectively. These costs have been recorded as a component of selling, general and administrative expenses in our condensed consolidated statements of income.

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

The purchase price allocations for TRC, FCWC and CWC were finalized in 2011. At the end of the first quarter of 2012, we finalized our purchase accounting for DE as certain purchase price and other matters relative to this acquisition were resolved. As a result, the total purchase price was lowered by $833, with a corresponding reduction in the goodwill recorded with respect to this acquisition. The purchase price allocation for Watteredge was finalized during the third quarter of 2012, which resulted in an additional deferred tax asset of $170, an increase in purchase price of $248, and a corresponding increase recorded to goodwill of $78 during the third quarter of 2012.

The table below summarizes the final allocations of purchase price related to the 2011 Acquisitions and Watteredge.

	2011 Acquisitions
	DE	FCWC and CWC	TRC	Watteredge
Cash and cash equivalents	$—	$—	$8,180	$—
Accounts receivable	2,123	—	4,073	2,720
Income tax receivable	—	—	1,077	—
Inventories	3,129	1,631	8,794	2,249
Prepaid expenses and other current assets	—	44	314	59

Property, plant and equipment	157	3,687	4,668	3,363
Other assets	—	—	33	—
Deferred income tax asset	18	288	309	170
Intangible assets	2,115	1,200	8,287	17,020
Goodwill	2,550	696	23,541	10,742

Total assets acquired	10,092	7,546	59,276	36,323

Current liabilities	—	—	(4,515)	(2,401)
Deferred income tax liability	—	(248)	(3,251)	—

Total liabilities assumed	—	(248)	(7,766)	(2,401)

Net assets acquired	$10,092	$7,298	$51,510	$33,922

A total of approximately $16,900 of goodwill is deductible for income tax purposes of which $11,348 is attributable to Watteredge. All of the goodwill of DE, FCWC, and CWC has been assigned to our Distribution segment. TRC goodwill has been allocated between our Distribution and Engineered Solutions segments. Watteredge goodwill has been allocated to our Engineered Solutions segment.

The purchase price allocation to identifiable intangible assets, which are all amortizable, along with their respective weighted-average amortization periods at the acquisition date are as follows:

		2011 Acquisitions
	Weighted-Average Amortization Period	DE	FCWC and CWC	TRC	Watteredge
Customer relationships	6	$900	$600	$1,460	$9,000
Trademarks and trade names	6	610	600	1,450	6,600
Developed technology	3	560	—	2,000	970
Contractual agreements	3	—	—	2,900	—
Non-competition agreements	2	45	—	80	—
Backlog	1	—	—	340	450
Other	6	—	—	57	—

Total intangible assets		$2,115	$1,200	$8,287	$17,020

Unaudited Selected Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our estimated combined results of operations assuming that our only material business combination consummated, TRC, which was acquired during the second quarter of 2011, had taken place on January 1, 2010. The unaudited pro forma combined results of operations were prepared using historical financial information of TRC, and we make no representation with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, income tax expense, and excludes acquisition costs. The unaudited pro forma information is presented for informational purposes only and does not include any anticipated cost savings or other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisition of TRC occurred on the date indicated or may result in the future.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Net sales	$234,851	$673,575
Net income	6,480	16,073

4. RESTRUCTURING ACTIVITIES

We incurred restructuring costs of $959 and $1,314 during the three and nine months ended September 30, 2012, respectively. Most notably, during the third quarter of 2012, we recorded $950 in severance, equipment moving and other closing costs incurred in connection with the closure of our manufacturing facility in Texarkana, Arkansas. As planned, we ceased all production at this facility in July of 2012 and operations of this facility have been moved to other existing manufacturing facilities.

We incurred restructuring costs of $1,061 and $1,256 during the three and nine months ended September 30, 2011, respectively. Most notably, during the third quarter of 2011, we recorded $857 in severance costs for positions eliminated in connection with our realignment of our Canadian distribution and support operations. As part of this realignment, at the end of the fourth quarter of 2011, we vacated our then-existing Toronto-based distribution and headquarters facility, with a majority of our Canadian distribution being transitioned to our existing distribution facility in Wisconsin and a new, smaller Toronto-based distribution facility.

Our restructuring reserve was $1,600 as of September 30, 2012, recorded within accrued liabilities and other long-term liabilities, with the majority of the total balance in the reserve representing our estimate of the remaining liability existing relative to one closed property under lease and which is equal to our remaining obligation under such lease reduced by estimated sublease rental income reasonably expected for the property. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of a lease termination, sublease agreement, or changes in the related market in which the property is located.

	Lease Termination Costs	Severance & Other Closing Costs	Total
BALANCE — December 31, 2011	$2,324	$815	$3,139
Provision	(65)	1,379	1,314
Cash payments	(809)	(2,044)	(2,853)

BALANCE — September 30, 2012	$1,450	$150	$1,600

5. INVENTORIES

Inventories consisted of the following:

	September 30, 2012	December 31, 2011
FIFO cost:
Raw materials	$49,093	$39,209
Work in progress	4,225	3,853
Finished products	73,042	65,627

Total	$126,360	$108,689

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Salaries, wages and employee benefits	$9,088	$8,825
Sales incentives	9,718	10,460
Interest	3,246	9,382
Other	10,611	7,095

Total	$32,663	$35,762

7. DEBT

	September 30, 2012	December 31, 2011
Revolving Credit Facility expiring October 2016	$74,370	$30,000
9% Senior Notes due February 2018, including unamortized discount of $2,398 and $2,735, respectively	272,602	272,265
Capital lease obligations	738	836

	347,710	303,101
Less current portion	(174)	(166)

Long-term debt	$347,536	$302,935

Senior Secured Revolving Credit Facility

On August 4, 2011, we entered into a new $250,000, five-year revolving credit facility agreement, with an accordion feature that allows us to increase our borrowings by an additional $50,000 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced a $200,000 revolving credit facility which was scheduled to expire in April of 2012. The Revolving Credit Facility, which expires on October 1, 2016, is an asset-based loan facility, with a $20,000 Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below. We incurred $1,500 in fees and direct costs related to negotiating the Revolving Credit Facility. These respective fees and costs are being amortized over the life of the revolver. At September 30, 2012, we had $74,370 in borrowings under the facility, with $126,937 in remaining excess availability. At December 31, 2011, we had $30,000 in borrowings under the credit facility, with $120,288 in remaining excess availability. The $74,370 in borrowings under the Revolving Credit Facility approximates fair value of such debt at September 30, 2012 (Level 2).

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

The Revolving Credit Facility is guaranteed by CCI International Inc. (“CCI International”), TRC (excluding TRC’s 100%-owned foreign subsidiary, TRC Honduras, S.A. de C.V.), Patco Electronics (“Patco”), and Watteredge, each of which are 100%-owned domestic subsidiaries, and is secured by substantially all of our assets and the assets of each of CCI International, TRC, Patco, and Watteredge, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of CCI International, TRC, Patco and Watteredge and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.

As of September 30, 2012, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (the “Senior Notes”)

Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining term of the Senior Notes. As of September 30, 2012, we were in compliance with all of the covenants of our Senior Notes.

September 30, 2012
Senior Notes
Face Value	$275,000
Fair Value (Level 1)	$298,650
Interest Rate	9%
Interest Payment	Semi-Annually February 15th and August 15th
Maturity Date	February 15, 2018
Guarantee	Jointly and severally guaranteed fully and unconditionally by our 100% owned subsidiaries, CCI International, Patco, TRC and Watteredge

	Beginning Date	Percentage
Optional redemption (1)(2)	February 15, 2014	104.50%
	February 15, 2015	102.25%
	February 15, 2016	100.00%

(1)	The Company may, at its option, redeem the Senior Notes, in whole at any time or in part from time to time, on or after the above-noted dates and at the above-noted percentages of the principal amount thereof (plus interest due).
(2)	In addition, the Company may, at its option, use the net cash proceeds from a public equity offering, to redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 109.00% of the principal amount, plus accrued and unpaid interest if completed before February 15, 2013.

8. EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore, participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of September 30, 2012 and 2011, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Basic and Diluted Earnings per Share	2012	2011	2012	2011
Basic EPS Numerator:
Net income	$5,454	$6,480	$16,810	$16,082
Less: Earnings allocated to participating securities	(50)	(104)	(153)	(260)

Net income allocated to common shareholders	$5,404	$6,376	$16,657	$15,822

Basic EPS Denominator:
Weighted average shares outstanding	17,071	17,212	17,077	17,141
Basic earnings per common share	$0.32	$0.37	$0.98	$0.92

Diluted EPS Numerator:
Net income	$5,454	$6,480	$16,810	$16,082
Less: Earnings allocated to participating securities	(49)	(103)	(151)	(257)

Net income allocated to common shareholders	$5,405	$6,377	$16,659	$15,825

Diluted EPS Denominator:
Weighted average shares outstanding	17,071	17,212	17,077	17,141
Dilutive common shares issuable upon exercise of stock options	230	253	234	221

Diluted weighted average shares outstanding	17,301	17,465	17,311	17,362

Diluted earnings per common share	$0.31	$0.37	$0.96	$0.91

Options

Options with respect to 771 common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012 because they were antidilutive. Options with respect to 766 and 771 common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively, because they were antidilutive.

9. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. We recorded $457 and $1,169 in stock compensation expense (income) for the three and nine months ended September 30, 2012, respectively, compared to $(739) and $2,781 for the three and nine months ended September 30, 2011, respectively. The wide fluctuations in stock-based compensation expense (income) recorded for the third quarter and first nine months of 2012, as compared to the third quarter and first nine months of 2011, are a function of the accounting required for the cash-settled portion of our performance-based share awards, as further explained below under “Stock Awards.”

Stock Options

No stock options were issued during the first nine months of 2012.

Changes in stock options were as follows for the period from January 1, 2012 to September 30, 2012:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding January 1, 2012	1,391	$11.07	5.8	$2,012
Granted	—	—	—	—
Exercised	(3)	8.45	—	11
Forfeited or expired	—	—	—	—

Outstanding September 30, 2012	1,388	11.09	5.1	2,581
Vested or expected to vest	1,372	11.17	5.0	2,494
Exercisable	517	5.66	6.1	1,988

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

Changes in nonvested shares for the first nine months of 2012 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	682	$4.28
Granted	55	9.06
Vested	(179)	4.16
Forfeited	—	—

Nonvested at September 30, 2012	558	$4.79

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

In addition, in the first quarter of 2010, 258 performance shares were granted, which are settled in cash rather than stock. If, at any time up to ten years after the date of grant, the Company’s common stock attains three separate incrementally increasing stock price goals beginning with a price representing approximately 350% of the average stock price on the date of grant, a portion of the awards will vest. On July 7, 2011, the first tranche of these shares reached their vesting price. Accordingly, the equivalent of 58 shares of common stock were paid in cash on the respective date. The cash-settled shares are re-measured each balance sheet date using a Monte Carlo model and recorded as a liability. Any increase in the value of such awards followed by a subsequent decrease will result in the reversal of stock compensation expense, as was the case in the third quarter of 2011. During the third quarter, these cash-settled shares were measured using an assumption of 86.2% volatility, and a risk-free rate of 1.12%, resulting in an estimated aggregate fair value of approximately $2,660, which is recorded to the stock compensation liability over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 0.7 years as of September 30, 2012.

Treasury Stock

On August 3, 2011, our Board of Directors authorized the purchase of up to 500 shares of the Company’s common stock in open market or privately-negotiated transactions. The repurchase plan expires in August 2013. To date, we have purchased 390 shares pursuant to this repurchase program. There can be no assurance that any additional share purchases will be made. The number of shares actually purchased in future periods will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions, and management’s assessment of competing alternatives for capital deployment. We repurchased 38 and 70 shares at a total cost of $360 and $657, including commissions, of common stock during the three and nine months ended September 30, 2012, respectively, including shares repurchased from employees of the Company that were withheld to satisfy tax withholding obligations due upon vesting of a restricted stock award.

Cash Dividends

On May 1, 2012, our Board of Directors declared a quarterly dividend of $0.02 per common share, payable on May 30, 2012, to stockholders of record as of the close of business on May 15, 2012. On August 2, 2012, our Board of Directors declared a quarterly dividend of $0.02 per common share, payable on August 31, 2012, to stockholders of record as of the close of business on August 15, 2012. The total amount paid for these dividends was $704.

On October 30, 2012, our Board of Directors declared a quarterly dividend of $0.02 per common share, payable on November 30, 2012, to stockholders of record as of the close of business on November 15, 2012. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

10. RELATED PARTIES

We lease our corporate office facility from certain members of our Board of Directors and executive management, and we made rental payments of $105 and $311 for the three and nine months ended September 30, 2012, respectively. We made rental payments of $103 and $371 for our corporate office facility for the three and nine months ended September 30, 2011, respectively. In addition, we leased three manufacturing facilities from an entity in which one of our executive officers has a minority interest, and we paid a total of $261 and $851 for the three and nine months ended September 30, 2011, respectively. We purchased these three manufacturing facilities for $6,505 in the first quarter of 2012.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,297 and $3,925 for the three and nine months ended September 30, 2012, respectively, and was $1,618 and $4,695 for the three and nine months ended September 30, 2011, respectively.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of September 30, 2012 and December 31, 2011, we had a $407 and $341 accrual, respectively, recorded for this liability.

Though no assurances are possible, we believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect on our financial position, results of operations or cash flows.

In the ordinary course of our business we may become involved in legal proceedings and receive indemnity claims from customers, suppliers and other parties. These proceedings and claims may seek significant damages or other types of relief (such as billing set-offs) that, if adversely resolved, could have a material adverse effect on our financial condition or on our annual or quarterly financial results. We recently received an indemnity claim for $2,300 relating to a recent acquisition, which we believe lacks merit and is not payable by us. We believe that we have substantial and meritorious defenses to all currently pending matters. As a result of these and other factors and although no assurances are possible, our currently pending matters are not expected to have a material adverse effect on our business, financial condition or results of operations.

12. DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. We had no hedge positions at September 30, 2012 or 2011 to which hedge accounting was applied. Cash settlements related to derivatives are included in the operating section of the condensed consolidated statement of cash flows.

Commodity Derivatives

	Contract Position (In Total Pounds)			Fair Value
	Long	Short	Cash Collateral Posted	Asset (2)	Liability (3)
Copper futures contracts outstanding as of (1):
Period ended September 30, 2012	—	625	$323	$—	$182
Period ended September 30, 2011	450	625	$66	$90	$—

(1)	All of our copper futures contracts mature in less than three months and are tied to the price of copper on the COMEX and, accordingly, the value of such futures contracts changes directly in relation thereto.
(2)	Balance recorded in “Prepaid expenses and other current assets.”
(3)	Balance recorded in “Accrued liabilities.”

As hedge accounting has not been applied to any of our open hedges for 2012 and 2011, no associated losses or gains have been recorded within OCI.

Derivatives Not Accounted for as Hedges Under the Accounting Rules	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Copper commodity contracts:
Three months ended September 30, 2012	$(149)	Cost of goods sold
Three months ended September 30, 2011	313	Cost of goods sold
Nine months ended September 30, 2012	(125)	Cost of goods sold
Nine months ended September 30, 2011	620	Cost of goods sold

13. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Effective Tax Rate	33.3%	28.9%	33.8%	30.4%

The increase in our tax rate for the three and nine months ended September 30, 2012, as compared to the same respective periods of 2011, primarily reflects an increase in our pre-tax income year-to-date in 2012 as well as a more favorable rate in 2011 resulting from certain one-time adjustments related to state and deferred taxes.

14. BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. We currently make matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $359 and $1,048 related to these savings plans during the three and nine months ended September 30, 2012, respectively. We recorded expense of $281 and $841 for the three and nine months ended September 30, 2011, respectively.

Riblet Pension Plan

As a result of its merger with Riblet Products Corporation (“Riblet”) in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The Riblet plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 78 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan. The Company does not expect to make any plan contributions in 2012. The net periodic income for the three and nine months ended September 30, 2012 was $14 and $42, respectively. For the three and nine month periods ended September 30, 2011, we incurred net periodic expense of $8 and $24, respectively.

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

As of the periods ending September 30, 2012 and December 31, 2011, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents and derivatives.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$5,328	$—	$—	$5,328	$9,746	$—	$—	$9,746
Derivative Assets, Inclusive of Collateral	141	—	—	141	108	—	—	108

Total	$5,469	$—	$—	$5,469	$9,854	$—	$—	$9,854

16. OTHER LOSS, NET

We recorded other loss of $227 and $230 for the three and nine months ended September 30, 2012, respectively, primarily reflecting the exchange rate impact on our Canadian subsidiary. We recorded other loss of $418 and $332 for the three and nine months ended September 30, 2011, respectively, also reflecting the exchange rate impact.

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

Financial data for the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales:
Distribution Segment	$162,179	$172,321	$481,548	$478,380
OEM Segment	54,140	55,782	168,382	171,826
Engineered Solutions	12,982	6,748	31,093	10,296

Total	$229,301	$234,851	$681,023	$660,502

Operating Income:
Distribution Segment	$15,240	$17,593	$45,140	$48,889
OEM Segment	3,282	4,040	12,929	14,365
Engineered Solutions	1,822	(434)	3,649	(557)

Total segments	20,344	21,199	61,718	62,697
Corporate	(5,019)	(4,578)	(15,136)	(18,830)

Consolidated operating income	$15,325	$16,621	$46,582	$43,867

The net sales and operating income amounts for 2011 as set forth in the above table reflect an immaterial restatement to account for a change made in the fourth quarter of 2011 to integrate a portion of TRC’s business into our Distribution segment. Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, share-based compensation expense, and intangible amortization. Our Distribution and OEM and, in certain cases, our Engineered Solutions segment, share common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. Similarly, depreciation expense is not allocated to segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

18. SUPPLEMENTAL GUARANTOR INFORMATION

The Senior Notes and the Revolving Credit Facility are instruments of the parent, and are reflected in their respective balance sheets. As of September 30, 2012, our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) were guaranteed by our 100% owned subsidiaries, CCI International, Inc., Patco, TRC (excluding TRC’s 100%-owned foreign subsidiary, TRC Honduras, S.A. de C.V.), and Watteredge (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional, and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income, statements of comprehensive income and statements of cash flows for Coleman Cable, Inc. (“Parent”) and the Guarantor Subsidiaries. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Parent. The equity method of accounting is followed within this financial information.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$197,723	$12,981	$23,006	$(4,409)	$229,301
COST OF GOODS SOLD	169,705	9,139	20,513	(4,409)	194,948

GROSS PROFIT	28,018	3,842	2,493	—	34,353
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,212	2,589	1,079	—	15,880
INTANGIBLE ASSET AMORTIZATION	1,176	1,011	2	—	2,189
RESTRUCTURING CHARGES	946	(34)	47	—	959

OPERATING INCOME	13,684	276	1,365	—	15,325
INTEREST EXPENSE	6,904	—	15	—	6,919
OTHER LOSS, NET	—	—	227	—	227

INCOME BEFORE INCOME TAXES	6,780	276	1,123	—	8,179
INCOME FROM SUBSIDIARIES	1,128	—	—	(1,128)	—
INCOME TAX EXPENSE	2,454	91	180	—	2,725

NET INCOME	$5,454	$185	$943	$(1,128)	$5,454

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$216,142	$8,756	$26,447	$(16,494)	$234,851
COST OF GOODS SOLD	187,028	7,303	22,396	(16,494)	200,233

GROSS PROFIT	29,114	1,453	4,051	—	34,618
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,946	2,406	1,634	—	14,986
INTANGIBLE ASSET AMORTIZATION	1,350	595	5	—	1,950
RESTRUCTURING CHARGES	146	58	857	—	1,061

OPERATING INCOME (LOSS)	16,672	(1,606)	1,555	—	16,621
INTEREST EXPENSE	7,029	—	57	—	7,086
OTHER LOSS, NET	—	—	418	—	418

INCOME (LOSS) BEFORE INCOME TAXES	9,643	(1,606)	1,080	—	9,117
LOSS FROM SUBSIDIARIES	(409)	—	—	409	—
INCOME TAX EXPENSE (BENEFIT)	2,754	(288)	171	—	2,637

NET INCOME (LOSS)	$6,480	$(1,318)	$909	$409	$6,480

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$602,349	$31,284	$60,949	$(13,559)	$681,023
COST OF GOODS SOLD	516,934	23,030	53,613	(13,559)	580,018

GROSS PROFIT	85,415	8,254	7,336	—	101,005
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	37,618	6,554	3,182	—	47,354
INTANGIBLE ASSET AMORTIZATION	3,783	1,967	5	—	5,755
RESTRUCTURING CHARGES	735	229	350	—	1,314

OPERATING INCOME (LOSS)	43,279	(496)	3,799	—	46,582
INTEREST EXPENSE	20,919	—	44	—	20,963
OTHER (INCOME) LOSS, NET	—	(2)	232	—	230

INCOME (LOSS) BEFORE INCOME TAXES	22,360	(494)	3,523	—	25,389
INCOME FROM SUBSIDIARIES	2,651	—	—	(2,651)	—
INCOME TAX EXPENSE (BENEFIT)	8,201	(175)	553	—	8,579

NET INCOME (LOSS)	$16,810	$(319)	$2,970	$(2,651)	$16,810

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$626,124	$13,405	$53,665	$(32,692)	$660,502
COST OF GOODS SOLD	539,489	11,353	45,467	(32,692)	563,617

GROSS PROFIT	86,635	2,052	8,198	—	96,885
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	38,565	3,559	4,356	—	46,480
INTANGIBLE ASSET AMORTIZATION	4,273	994	15	—	5,282
RESTRUCTURING CHARGES	139	260	857	—	1,256

OPERATING INCOME (LOSS)	43,658	(2,761)	2,970	—	43,867
INTEREST EXPENSE	20,997	—	186	—	21,183
GAIN ON AVAILABLE FOR SALE SECURITIES	(753)	—	—	—	(753)
OTHER LOSS, NET	—	—	332	—	332

INCOME (LOSS) BEFORE INCOME TAXES	23,414	(2,761)	2,452	—	23,105
LOSS FROM SUBSIDIARIES	(201)	—	—	201	—
INCOME TAX EXPENSE (BENEFIT)	7,131	(637)	529	—	7,023

NET INCOME (LOSS)	$16,082	$(2,124)	$1,923	$201	$16,082

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME	$5,454	$185	$943	$(1,128)	$5,454
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of tax of $(134)	—	—	365	—	365
Pension adjustments, net of tax of $2	(3)	—	—	—	(3)

OTHER COMPREHENSIVE INCOME (LOSS)	(3)	—	365	—	362

COMPREHENSIVE INCOME	$5,451	$185	$1,308	$(1,128)	$5,816

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$6,480	$(1,318)	$909	$409	$6,480
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax of $166	—	—	(452)	—	(452)
Pension adjustments, net of tax of $1	(2)	—	—	—	(2)

OTHER COMPREHENSIVE LOSS	(2)	—	(452)	—	(454)

COMPREHENSIVE INCOME (LOSS)	$6,478	$(1,318)	$457	$409	$6,026

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$16,810	$(319)	$2,970	$(2,651)	$16,810
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of tax of $(120)	—	—	326	—	326
Pension adjustments, net of tax of $4	(12)	—	—	—	(12)

OTHER COMPREHENSIVE INCOME (LOSS)	(12)	—	326	—	314

COMPREHENSIVE INCOME (LOSS)	$16,798	$(319)	$3,296	$(2,651)	$17,124

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$16,082	$(2,124)	$1,923	$201	$16,082
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax of $151	—	—	(53)	—	(53)
Unrealized investment gain, net of tax of $424	(89)	—	—	—	(89)
Pension adjustments, net of tax of $(1)	2	—	—	—	2

OTHER COMPREHENSIVE LOSS	(87)	—	(53)	—	(140)

COMPREHENSIVE INCOME (LOSS)	$15,995	$(2,124)	$1,870	$201	$15,942

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,058	$1,803	$2,467	$—	$5,328
Accounts receivable — net of allowances	119,747	6,191	11,815	—	137,753
Intercompany receivable	—	12,637	5,823	(18,460)	—
Inventories	113,426	7,495	5,439	—	126,360
Deferred income taxes	2,705	595	92	—	3,392
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	3,572	2,418	1,115	—	7,105

Total current assets	241,054	31,139	26,751	(18,460)	280,484

PROPERTY, PLANT AND EQUIPMENT, NET	70,397	7,037	1,925	—	79,359
GOODWILL	30,843	34,283	1,564	—	66,690
INTANGIBLE ASSETS, NET	17,570	21,953	84	—	39,607
DEFERRED INCOME TAXES	—	—	93	—	93
OTHER ASSETS	6,944	—	125	—	7,069
INVESTMENT IN SUBSIDIARIES	98,625	—	—	(98,625)	—

TOTAL ASSETS	$465,433	$94,412	$30,542	$(117,085)	$473,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$174	$—	$—	$—	$174
Accounts payable	34,219	1,923	889	—	37,031
Intercompany payable	6,018	5,823	6,619	(18,460)	—
Accrued liabilities	24,283	2,331	6,049	—	32,663

Total current liabilities	64,694	10,077	13,557	(18,460)	69,868

LONG-TERM DEBT	347,536	—	—	—	347,536
OTHER LONG-TERM LIABILITIES	2,451	—	59	—	2,510
DEFERRED INCOME TAXES	5,437	2,636	—	—	8,073
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury Stock	(3,446)	—	—	—	(3,446)
Additional paid-in capital	94,328	84,033	1,472	(85,505)	94,328
Retained earnings (accumulated deficit)	(45,713)	(2,334)	14,394	(12,060)	(45,713)
Accumulated other comprehensive income	129	—	132	(132)	129

Total shareholders’ equity	45,315	81,699	16,926	(98,625)	45,315

TOTAL LIABILITIES AND EQUITY	$465,433	$94,412	$30,542	$(117,085)	$473,302

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,086	$724	$4,936	$—	$9,746
Accounts receivable — net of allowances	105,900	3,404	11,263	—	120,567
Intercompany receivable	—	10,954	3,459	(14,413)	—
Inventories	98,596	4,662	5,431	—	108,689
Deferred income taxes	2,674	595	86	—	3,355
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	7,039	2,075	1, 174	—	10,288

Total current assets	218,841	22,414	26,349	(14,413)	253,191

PROPERTY, PLANT AND EQUIPMENT, NET	54,404	2,766	1,787	—	58,957
GOODWILL	31,675	23,541	1,508	—	56,724
INTANGIBLE ASSETS, NET	21,353	6,901	86	—	28,340
DEFERRED INCOME TAXES	58	—	318	—	376
OTHER ASSETS	8,016	—	132	—	8,148
INVESTMENT IN SUBSIDIARIES	61,724	—	—	(61,724)	—

TOTAL ASSETS	$396,071	$55,622	$30,180	$(76,137)	$405,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$166	$—	$—	$—	$166
Accounts payable	25,154	473	3,454	—	29,081
Intercompany payable	2,552	3,459	8,402	(14,413)	—
Accrued liabilities	30,154	927	4,681	—	35,762

Total current liabilities	58,026	4,859	16,537	(14,413)	65,009

LONG-TERM DEBT	302,935	—	—	—	302,935
OTHER LONG-TERM LIABILITIES	3,184	—	10	—	3,194
DEFERRED INCOME TAXES	3,831	2,672	—	—	6,503
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury stock	(2,789)	—	—	—	(2,789)
Additional paid-in capital	92,871	50,104	1,475	(51,579)	92,871
Retained earnings (accumulated deficit)	(61,819)	(2,013)	11,423	(9,410)	(61,819)
Accumulated other comprehensive loss	(185)	—	(193)	193	(185)

Total shareholders’ equity	28,095	48,091	13,633	(61,724)	28,095

TOTAL LIABILITIES AND EQUITY	$396,071	$55,622	$30,180	$(76,137)	$405,736

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$16,810	$(319)	$2,970	$(2,651)	$16,810
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	14,247	2,756	238	—	17,241
Stock-based compensation	1,169	—	—	—	1,169
Foreign currency transaction loss	—	—	252	—	252
Deferred taxes	1,810	(34)	89	—	1,865
Excess tax benefits from stock-based compensation	(625)	—	—	—	(625)
Gain on disposal of fixed assets	(31)	(10)	—	—	(41)
Equity in consolidated subsidiaries	(2,651)	—	—	2,651	—
Changes in operating assets and liabilities:
Accounts receivable	(11,138)	(2,787)	(867)	—	(14,792)
Inventories	(12,602)	(2,832)	(9)	—	(15,443)
Prepaid expenses and other assets	3,595	(345)	67	—	3,317
Accounts payable	9,815	1,450	(2,544)	—	8,721
Intercompany accounts	(2,696)	6,843	(4,147)	—	—
Accrued liabilities	(7,939)	1,405	1,406	—	(5,128)

Net cash flow from operating activities	9,764	6,127	(2,545)	—	13,346

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(23,250)	(5,048)	(402)	—	(28,700)
Proceeds from sale of fixed assets	24	—	—	—	24
Acquisition of businesses, net of cash acquired	(33,090)	—	—	—	(33,090)

Net cash flow from investing activities	(56,316)	(5,048)	(402)	—	(61,766)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	332,996	—	—	—	332,996
Repayments under revolving loan facilities	(288,626)	—	—	—	(288,626)
Payment of deferred financing fees	—	—	—	—	—
Purchase of treasury stock	(657)	—	—	—	(657)
Repayment of long-term debt	(124)	—	—	—	(124)
Excess tax benefits from stock-based compensation	625	—	—	—	625
Cash dividends paid	(704)	—	—	—	(704)
Proceeds from stock option exercises	14	—	—	—	14

Net cash flow from financing activities	43,524	—	—	—	43,524

Effect of exchange rate on cash and cash equivalents	—	—	478	—	478
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,028)	1,079	(2,469)	—	(4,418)
CASH AND CASH EQUIVALENTS — Beginning of period	4,086	724	4,936	—	9,746

CASH AND CASH EQUIVALENTS — End of period	$1,058	$1,803	$2,467	$—	$5,328

NONCASH ACTIVITY
Unpaid capital expenditures	176	—	—	—	176
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	1,735	(207)	390	—	1,918
Cash interest paid	26,074	—	—	—	26,074

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$16,082	$(2,124)	$1,923	$201	$16,082
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	14,065	1,330	206	—	15,601
Stock-based compensation	2,781	—	—	—	2,781
Foreign currency transaction loss	—	—	332	—	332
Gain on available for sale securities	(753)	—	—	—	(753)
Deferred taxes	(4,118)	417	(281)	—	(3,982)
Excess tax benefits from stock-based compensation	(512)	—	—	—	(512)
Loss on disposal of fixed assets	161	—	—	—	161
Equity in consolidated subsidiaries	201	—	—	(201)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,449)	(499)	(2,175)	—	(15,123)
Inventories	(25,256)	(310)	(908)	—	(26,474)
Prepaid expenses and other assets	645	1,289	133	—	2,067
Accounts payable	9,527	(1,637)	39	—	7,929
Intercompany accounts	(26)	(4,879)	4,905	—	—
Accrued liabilities	(3,236)	(2,307)	2,060	—	(3,483)

Net cash flow from operating activities	(2,888)	(8,720)	6,234	—	(5,374)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(10,075)	(384)	(20)	—	(10,479)
Proceeds from sale of fixed assets	10	—	—	—	10
Acquisition of businesses, net of cash acquired	(64,074)	9,555	(4,353)	—	(58,872)

Net cash flow from investing activities	(74,139)	9,171	(4,373)	—	(69,341)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	164,145	—	—	—	164,145
Repayments under revolving loan facilities	(114,557)	—	—	—	(114,557)
Payment of deferred financing fees	(1,309)	—	—	—	(1,309)
Purchase of treasury stock	(815)	—	—	—	(815)
Repayment of long-term debt	(5)	—	—	—	(5)
Excess tax benefits from stock-based compensation	512	—	—	—	512
Proceeds from stock option exercises	81	—	—	—	81

Net cash flow from financing activities	48,052	—	—	—	48,052

Effect of exchange rate on cash and cash equivalents	—	—	(686)	—	(686)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,975)	451	1,175	—	(27,349)
CASH AND CASH EQUIVALENTS — Beginning of period	30,493	77	2,884	—	33,454

CASH AND CASH EQUIVALENTS — End of period	$1,518	$528	$4,059	$—	$6,105

NONCASH ACTIVITY
Unpaid capital expenditures	902	—	—	—	902
Unpaid business acquisition consideration	350	—	—	—	350
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	7,080	170	368	—	7,618
Cash interest paid	25,963	—	—	—	25,963

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Coleman Cable, Inc. (the “Company,” “Coleman,” “us,” “we,” or “our”) is a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with production and distribution operations primarily in the U.S. and, to a lesser degree, in Honduras and Canada.

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. The price of copper is particularly volatile, and fluctuations in copper prices can significantly affect our sales and profitability. The average copper price on the COMEX was $3.53 for the third quarter of 2012, as compared to $4.07 per pound for the third quarter of 2011, with the $0.54 decline representing a decrease of 13.3%.

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

The acquisition of the assets of WE, whose sales were nearly $25.0 million in 2011, was structured as an all-cash transaction valued at approximately $33.9 million (equal to a $35.0 million preliminary purchase price adjusted by a $1.1 million working capital adjustment). The transaction was funded with proceeds from Coleman's existing credit facility. Coleman retained WE’s workforce and has continued all of WE’s production at its current manufacturing plant in Avon Lake, Ohio. WE has been included as a component of our Engineered Solutions segment reported herein.

2011 Acquisitions

During the second quarter of 2011, we utilized cash on hand, as well as borrowings under our credit facility to complete three business acquisitions (collectively, the “2011 Acquisitions”), as set forth below. Each of these 2011 Acquisitions was structured as a cash transaction, with aggregate consideration totaling $68.9 million. As further discussed below, we believe these acquisitions represent significant opportunities for us, including the strengthening and greater diversification of our overall portfolio.

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

The purchase price allocations for TRC, FCWC and CWC were finalized in 2011. At the end of the first quarter of 2012, we finalized our purchase accounting for DE as certain purchase price and other matters relative to this acquisition were resolved. As a result, the total purchase price for DE was lowered by $0.8 million, with a corresponding reduction in the goodwill recorded in respect to this acquisition. The purchase price allocation for the WE acquisition was finalized during the third quarter of 2012.

Consolidated Results of Operations

Each of the above acquisitions has been included in our condensed consolidated financial statements, including our results of operations, beginning from each respective acquisition date. Accordingly, the condensed consolidated statements of income for the three and nine months ended September 30, 2012 includes the full impact of operations for the assets acquired in connection with the 2011 Acquisitions, but only three and four months of results, respectively, for the assets acquired in connection with the WE acquisition. The condensed consolidated statements of income for the three and nine months ended September 30, 2011 includes three and six months of operations, respectively, for the assets acquired in connection with the DE acquisition, approximately three and five months of operations, respectively, for the assets acquired in connection with the FCWC and CWC acquisition, and approximately three and four and  1/2 months of operations, respectively, related to TRC. The condensed consolidated statement of income for the three and nine months ended September 30, 2011 does not include any operations for the assets acquired in connection with the WE acquisition.

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

Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Earnings per share	$0.31	$0.37	$0.96	$0.91
Restructuring charges (1)	0.04	0.04	0.05	0.04
Gain on available for sale securities (2)	—	—	—	(0.04)
Share-based compensation expense (income) (3)	0.02	(0.03)	0.04	0.10
Acquisition-related costs (4)	—	0.01	0.02	0.12

Adjusted diluted earnings per share	$0.37	$0.39	$1.07	$1.13

Net income as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands) (unaudited)
Net income	$5,454	$6,480	$16,810	$16,082
Interest expense	6,919	7,086	20,963	21,183
Income tax expense	2,725	2,637	8,579	7,023
Depreciation and amortization expense (a)	5,577	5,137	15,987	14,057

EBITDA	$20,675	$21,340	$62,339	$58,345

Restructuring charges (1)	959	1,061	1,314	1,256
Gain on available for sale securities (2)	—	—	—	(753)
Share-based compensation expense (income) (3)	457	(739)	1,169	2,781
Acquisition-related costs (4)	77	223	443	2,801

ADJUSTED EBITDA	$22,168	$21,885	$65,265	$64,430

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item listed in the table above, which has been excluded from EBITDA in order to arrive at our measure of Adjusted EBITDA for each of the periods presented, is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded net income of $5.5 million (or $0.31 per diluted share) in the third quarter of 2012, as compared to net income of $6.5 million (or $0.37 per diluted share) for the third quarter of 2011. For the third quarter of 2012, we recorded EBITDA of $20.7 million, as compared to $21.3 million in EBITDA for the third quarter of 2011.

We recorded net income of $16.8 million (or $0.96 per diluted share) in the nine months ended September 30, 2012, as compared to net income of $16.1 million (or $0.91 per diluted share) for the first nine months of 2011. For the nine months ended September 30, 2012, we recorded EBITDA of $62.3 million, as compared to $58.3 million in EBITDA for the nine months ended September 30, 2011.

As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income-statement review below contains further detail regarding these items.

(1)

Restructuring charges: We recorded restructuring charges of $1.0 million ($0.6 million after tax, or $0.04 per diluted share) and $1.3 million ($0.9 million after tax, or $0.05 per diluted share) during the three and nine months ended September 30, 2012, respectively. These expenses were primarily comprised of costs related the closure of our Texarkana, Arkansas manufacturing facility, which we closed in July 2012. We recorded restructuring charges of $1.1 million ($0.6 million after tax, or $0.04 per diluted share) and $1.3 million ($0.8 million after tax, or $0.04 per diluted share) during the three and nine months ended September 30, 2011, respectively. These expenses were primarily comprised of severance costs related to an announced realignment of our Canadian operations, including the elimination of certain support positions in our Toronto distribution center and headquarters, which we completed during the fourth quarter of 2011.
(2)	Gain on available for sale securities: We held a 4.8% interest in TRC at the time we acquired TRC. The fair value of our 4.8% pre-existing interest at the merger date was included in the total purchase price for TRC. As a result, we recorded a non-taxable gain of $0.8 million ($0.8 million after tax, or $0.04 per diluted share) in the second quarter of 2011 which represented the impact of re-measuring to fair value the 4.8% equity interest in TRC we held before the business combination.
(3)	Share-based compensation expense (income): We recorded stock compensation expense of $0.5 million ($0.3 million after tax, or $0.02 per diluted share) in the three months ended September 30, 2012 and expense of $1.2 million ($0.8 million after tax, or $0.04 per diluted share) during the nine months ended September 30, 2012. We recorded stock compensation income of $0.7 million ($0.5 million after tax, or $0.03 per diluted share) in the three months ended September 30, 2011 and expense of $2.8 million ($1.7 million after tax, or $0.10 per diluted share) during the nine months ended September 30, 2011. We exclude stock-based compensation expense from our measures of Adjusted EBITDA and Adjusted EPS because such expenses fluctuate significantly from period-to-period given that the value of certain such underlying awards is tied to the market value of our common stock. Therefore, we believe the exclusion of this expense from our adjusted measures of our operating results provides a measure of our performance free from the impact of such periodic fluctuations in the value of the underlying instruments.
(4)	Acquisition-related costs: Our results for 2012 included acquisition-related costs of $0.1 million ($0.0 million after tax or $0.00 per diluted share) in the three months ended September 30, 2012 and $0.4 million ($0.3 million after tax or $0.02 per diluted share) during the nine months ended September 30, 2012. Our results for 2011 included acquisition-related costs of $0.2 million ($0.1 million after tax or $0.01 per diluted share) in the three months ended September 30, 2011 and $2.8 million ($2.0 million after tax or $0.12 per diluted share) during the nine months ended September 30, 2011. Acquisition-related costs include outside legal, consulting and other fees, and direct expenses incurred relative to acquisition-related activities. These costs are excluded from our measures of Adjusted EBITDA and Adjusted EPS so that such measures may more closely reflect underlying operating results.

The following sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

	Three Months Ended September 30,				Period-over-Period Change
	2012		2011		2012 vs. 2011
	Amount	%	Amount	%	$ Change	% Change
	(unaudited)
	(Thousands, except per share data)
Distribution net sales	$162,179	70.7%	$172,321	73.4%	$(10,142)	(5.9)%
OEM net sales	54,140	23.6	55,782	23.8	(1,642)	(2.9)
Engineered Solutions net sales	12,982	5.7	6,748	2.8	6,234	92.4

Consolidated net sales	229,301	100.0	234,851	100.0	(5,550)	(2.4)
Gross profit	34,353	15.0	34,618	14.7	(265)	(0.8)
Selling, general and administrative expenses	15,880	6.9	14,986	6.4	894	6.0
Intangible amortization expense	2,189	1.0	1,950	0.8	239	12.3
Restructuring charges	959	0.4	1,061	0.5	(102)	(9.6)

Operating income	15,325	6.7	16,621	7.1	(1,296)	7.8
Interest expense	6,919	3.0	7,086	3.0	(167)	(2.4)
Other loss, net	227	0.0	418	0.2	(191)	(45.7)

Income before income taxes	8,179	3.6	9,117	3.9	(938)	(10.3)
Income tax expense	2,725	1.2	2,637	1.1	88	3.3

Net income	$5,454	2.4	$6,480	2.8	$(1,026)	(15.8)

Diluted income per share	$0.31		$0.37

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

	Nine Months Ended September 30,				Period-over-Period Change
	2012		2011		2012 vs. 2011
	Amount	%	Amount	%	$ Change	% Change
	(unaudited)
	(Thousands, except per share data)
Distribution net sales	$481,548	70.7%	$478,380	72.4%	$3,168	6.6%
OEM net sales	168,382	24.7	171,826	26.0	(3,444)	(2.0)
Engineered Solutions net sales	31,093	4.6	10,296	1.6	20,797	202.0

Consolidated net sales	681,023	100.0	660,502	100.0	20,521	3.1
Gross profit	101,005	14.8	96,885	14.7	4,120	4.3
Selling, general and administrative expenses	47,354	7.0	46,480	7.0	874	1.9
Intangible amortization expense	5,755	0.8	5,282	0.8	473	9.0
Restructuring charges	1,314	0.2	1,256	0.2	58	4.6

Operating income	46,582	6.8	43,867	6.6	2,715	6.2
Interest expense	20,963	3.1	21,183	3.2	(220)	(1.0)
Gain on available for sale securities	—	—	(753)	(0.1)	753	—
Other (income) loss, net	230	—	332	0.1	(102)	(30.7)

Income before income taxes	25,389	3.7	23,105	3.5	2,284	9.9
Income tax expense	8,579	1.3	7,023	1.1	1,556	22.2

Net income	$16,810	2.4	$16,082	2.4	$728	4.5

Diluted income per share	$0.96		$0.91

Segments

We have three reportable segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) Engineered Solutions (formerly “Other”). The Distribution segment serves our customers in distribution businesses, who are resellers of our products, while our OEM segment serves our OEM customers, who generally purchase more tailored products from us, which are used as inputs into subassemblies of manufactured finished goods. The Engineered Solutions segment, which was formerly reported as “Other,” contains that portion of TRC’s legacy business that has not been integrated into our Distribution segment, primarily TRC’s military and specialty vehicle business, as well as our WE business, which was acquired in May 2012. The Other segment was re-labeled as our Engineered Solutions segment as a result of our having acquired WE in May 2012 and management’s concurrent decision to report internally the collective operations of WE and the non-integrated components of TRC, all of which produce highly engineered, often customized product lines. Therefore, the Engineered Solutions segment reflects the aggregation of immaterial other operating segments which produce highly engineered, customized product lines.

Net sales

The decrease in net sales for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, and the increase in net sales for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, reflected the following factors:

•

Increased sales volumes (measured in total pounds shipped as set forth below) accounted for approximately $0.0 million and $33.3 million in increased net sales for the third quarter and first nine months of 2012, as compared to the same periods in 2011, respectively;

•

Lower selling prices in our Distribution and OEM segments, primarily due to lower copper prices, accounted for a decrease in net sales of approximately $11.8 million and $33.6 million for the third quarter and first nine months of 2012, as compared to the same periods in 2011, respectively. In particular, average COMEX copper prices decreased by 13.3% and 13.8% in the third quarter and first nine months of 2012, as compared to the same periods in 2011, respectively;

•

Our Engineered Solutions segment accounted for $6.2 million and $20.8 million in increased net sales for the third quarter and first nine months of 2012, as compared to the same periods in 2011, respectively. Our Engineered Solutions segment includes the portion of TRC’s legacy business not integrated into our Distribution segment, primarily its military and specialty vehicle business, as well as our WE business. TRC was acquired in May 2011 and WE was acquired in May 2012. Accordingly, our results for the third quarter and first nine months of 2012 included the full impact of the TRC business, and three and four months of results for WE, respectively. Our results for the third quarter and first nine months of 2011 included approximately three and four and one-half months of TRC’s results, respectively, and did not include any results from WE.

The following table sets forth our sales volume by segment, measured in thousands of total pounds shipped, as well as average COMEX copper prices for the periods presented:

Total Sales Volume in Pounds (1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Thousands)			(Thousands)
Distribution	44,765	44,425	0.8%	130,934	123,242	6.2%
OEM	20,635	21,010	(1.8)	64,821	62,890	3.1

Consolidated	65,400	65,435	(0.1)	195,755	186,132	5.2

Average COMEX Copper (2)	$3.53	$4.07	(13.3)	$3.62	$4.20	(13.8)

(1)	Engineered Solutions does not currently track volume through total pounds shipped.
(2)	Represents the average price for one pound of copper on the COMEX for the period indicated.

Our overall volumes for the third quarter of 2012, as compared to the third quarter of 2011, were largely flat, primarily reflecting lower overall demand from both OEMs and within our wire and cable distribution end markets, offset by increased demand relative to our new industrial products, as well as increased demand for our seasonal products. These more-recent demand trends contrast with those noted during the first half of 2012 when we experienced demand increases across a number of areas of our business, including OEM and within our wire and cable distribution end markets, mainly in the form of increased demand from existing customers, which we believe was a function of both increased sales of our new industrial products, as well as improved market conditions. Though our visibility is limited, recent demand trends indicate we may be in a continued period of somewhat weaker industry demand levels within certain end markets, particularly within the aforementioned OEM and wire and cable distribution end markets. In addition, OEM volumes have historically trended lower in the second half of the year, with fourth quarter demand in particular being impacted by OEM industry-related temporary seasonal and holiday plant shutdowns.

Gross profit

Our overall gross profit declined $0.3 million for the third quarter of 2012 as compared to the third quarter of 2011. For the nine months ended September 30, 2012, our overall gross profit increased $4.1 million as compared to the first nine months ended September 30, 2011. These amounts included increases of $2.7 million and $7.4 million attributable to increased gross profit within our Engineered Solutions segment for the third quarter and first nine months of 2012, as compared the same periods last year, respectively. As noted above, the third quarter and first nine months 2012 included the full impact of the TRC, as well as three and four months of results, respectively, for WE. The third quarter and first nine months of 2011 included approximately three and four and one half months of results for TRC, respectively, and did not include any results for WE. Excluding the impact of the Engineered Solutions segment, gross profit decreased by $3.0 million and $3.3 million for the third quarter and first nine months of 2012, respectively, as compared to the same periods in 2011, with the declines primarily attributable to the gross profit impact of lower overall net sales in the third quarter and, to a lesser degree, a decline in our gross profit as a percentage of net sales (“gross profit rate”). For the third quarter and first nine months of 2012, our overall gross profit rate improved by 0.3% and 0.1%, respectively, (as a percentage of net sales), as compared to the same periods in 2011, however, these overall improvements reflect the inclusion of a greater proportion of sales within the Engineered Solutions segment, which generally carry higher margins. Excluding the impact of Engineered Solutions, we experienced a modest gross profit rate decline during both the third quarter and first nine months of 2012, as compared to the same periods in 2011. We believe these declines are primarily attributable to more challenging pricing conditions within a number of end markets during the third quarter of 2012, which generally caused a contraction in the spread between the cost of our products and the prices we were able to charge in the marketplace for them.

Selling, general and administrative (“SG&A”) expense

Our SG&A expense increased by $0.9 million for both the third quarter and first nine months of 2012, as compared to the same periods in 2011. These overall increases included increases of $0.4 million and $3.2 million for the third quarter and first nine months of 2012, respectively, due to increased SG&A attributable to our Engineered Solutions segment. As noted above, the third quarter and first nine months of 2012 included the full impact of TRC, as well as three and four months of results, respectively, for WE. The third quarter and first nine months of 2011 included approximately three and four and one half months of results for TRC, respectively, and did not include any results for WE. Excluding the impact of the Engineered Solutions segment, our SG&A expenses increased $0.5 million for the third quarter and decreased $2.3 million first nine months of 2012, as compared to the same periods in 2011. The increase for the third quarter was a function of increased stock-based compensation expense, which accounted for an increase of $1.2 million. The decrease for the first nine months of 2012 related to (1) decreased stock-based compensation expense which accounted for a reduction of $1.6 million, (2) decreased acquisition-related costs (outside legal, consulting and other fees, and direct expenses incurred relative to acquisitions) which accounted for a reduction of $2.4 million, partly offset by (3) a $1.7 million increase across a number of expense areas, most notably payroll and related cost.

Intangible amortization expense

The $0.2 million and $0.5 million increases in intangible amortization for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively, reflect the impact of amortization recorded in relation to the acquisition of WE partially offset by lower amortization expense recorded in relation to acquisitions made in prior years. Amortization expense relative to intangible assets reflects the fact that such assets are generally amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and, accordingly, results in lower amortization in periods further removed from the period of initial recognition.

Restructuring charges

We recorded $1.0 million and $1.3 million in restructuring costs in the third quarter and first nine months of 2012, respectively. Most notably, the restructuring charges recorded in 2012 included approximately $0.9 million in costs, primarily severance, equipment moving and other close-related costs, incurred in connection with the closure of our manufacturing facility in Texarkana, Arkansas. As planned, we ceased all production at this facility in July 2012 and operations of this facility have been moved to other existing manufacturing facilities. We believe these actions will generate approximately $1.0 to $1.5 million in annual cost savings, most notably in the form of reduced overhead costs. The balance of the restructuring charges recorded for 2012 related to costs incurred at facilities closed in prior years currently consisting of one leased and one owned facility for which we continue to pay holding costs. We recorded $1.1 million and $1.3 million in restructuring costs in the third quarter and first nine months of 2011, which were primarily comprised of $0.9 million in severance costs related to the realignment of our Toronto distribution facility in 2011, as well as $0.2 million in severance costs at TRC.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Three Months Ended September 30,				Year-over-Year Change
	2012		2011		2012 vs. 2011
		% Net		% Net
	Amount	Sales	Amount	Sales	$ Change	% Change
	(Thousands)
Operating Income (Loss):
Distribution	$15,240	9.4%	$17,593	10.2%	$(2,353)	(13.4%)
OEM	3,282	6.1	4,040	7.2	(758)	(18.8)
Engineered Solutions	1,822	14.0	(434)	(6.4)	2,256	—

Corporate	(5,019)		(4,578)

Consolidated operating income	$15,325	6.7%	$16,621	7.1%	$(1,296)	(7.8)

	Nine Months Ended September 30,				Year-over-Year Change
	2012		2011		2012 vs. 2011
		% Net		% Net
	Amount	Sales	Amount	Sales	$ Change	% Change
	(Thousands)
Operating Income (Loss):
Distribution	$45,140	9.4%	$48,889	10.2%	$(3,749)	(7.7%)
OEM	12,929	7.7	14,365	8.4	(1,436)	(10.0)
Engineered Solutions	3,649	11.7	(557)	(5.4)	4,206	—

Corporate	(15,136)		(18,830)

Consolidated operating income	$46,582	6.8%	$43,867	6.6%	$2,715	6.2

The net sales and operating income amounts for 2011 as set forth in the above table reflect an immaterial restatement to account for a change made in the fourth quarter of 2011 to integrate a portion of TRC’s business into our Distribution segment.

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, share-based compensation expense, and intangible amortization. Our Distribution and OEM and, in certain cases, our Engineered Solutions segment, share common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. Similarly, depreciation expense is not allocated to segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

The Distribution operating income decline for both the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, primarily reflected the impact of lower gross profit in 2012. The operating income rate decline for the three and nine months ended September 30, 2012, as compared to the third quarter and first nine months of 2011, primarily reflects lower gross profit margins in the third quarter of 2012. As discussed above, these declines primarily reflect the gross profit impact of lower overall net sales in the third quarter and more challenging pricing conditions within a number of end markets during the third quarter of 2012.

The OEM operating income decline for both the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, primarily reflected the impact of lower gross profits in 2012. The operating income rate decline for the three and nine months ended September 30, 2012, as compared to the third quarter and first nine months of 2011, primarily reflects lower gross profit margins in the third quarter of 2012. As discussed above, these declines primarily reflect the gross profit impact of lower overall net sales in the third quarter and more challenging pricing conditions within a number of end markets during the third quarter of 2012.

Engineered Solutions recorded operating income of $1.8 million and $3.6 million for the third quarter and first nine months of 2012, respectively, as compared to an operating loss of $0.4 million and $0.6 million for the third quarter and first nine months of 2011. The increase in operating income is primarily reflective of the fact that, for the third quarter and first nine months of 2012, the Engineered Solutions segment operating income included the full impact of TRC, as well as three and four months of operating results for WE, respectively. The third quarter and first nine months of 2011 included approximately three and four and one-half months of results for TRC, respectively, and did not include any results for WE.

Interest expense

The $0.2 million decline in interest expense for both the third quarter and first nine months of 2012, as compared to the same periods in 2011, reflects lower borrowing rates, unused line fees and expenses on our current Revolving Credit Facility (entered into by the Company in August of 2011), than existed under the terms of the credit facility that existed during much of 2011, partially offset by increased average borrowings.

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

Other income, net

We recorded other income reflecting the impact of exchange rate changes on our Canadian subsidiary.

Income tax expense (benefit)

The increase in our tax rate for the three and nine months ended September 30, 2012, as compared to the same respective periods of 2011, primarily reflects an increase in our year-to-date pre-tax income in 2012 as well as a more favorable rate in 2011 resulting from certain one-time adjustments related to state and deferred taxes.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(Thousands)		(Thousands)
Net cash flow from operating activities	$15,959	$9,345	$13,346	$(5,374)
Interest expense	6,918	7,086	20,963	21,183
Income tax expense	2,725	2,637	8,579	7,023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(Thousands)		(Thousands)
Excess tax benefits from stock-based compensation	—	512	625	512
Deferred taxes	(537)	1,405	(1,865)	3,982
Gain (loss) on disposal of fixed assets	—	(166)	41	(161)
Share-based compensation expense	(457)	739	(1,169)	(2,781)
Gain on available for sale securities	—	—	—	753
Foreign currency transaction gain (loss)	(249)	(418)	(252)	(332)
Amortization of debt issuance costs (a)	(427)	(512)	(1,254)	(1,544)
Changes in operating assets and liabilities	(3,257)	712	23,325	35,084

EBITDA	$20,675	$21,340	$62,339	$58,345

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation, and are included as a component of interest expense for income statement presentation.

Liquidity and Capital Resources

Debt

The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of September 30, 2012	As of December 31, 2011
Revolving Credit Facility	$74,370	$30,000
Senior Notes due 2018	272,602	272,265
Capital lease obligations	738	836

Total long-term debt, including current portion	$347,710	$303,101

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

The Revolving Credit Facility is guaranteed by CCI International Inc. (“CCI International”), TRC (excluding TRC’s 100%-owned foreign subsidiary, TRC Honduras, S.A. de C.V.), Patco Electronics (“Patco”), and Watteredge, each of which are 100%-owned domestic subsidiaries, and is secured by substantially all of our assets and the assets of each of CCI International, TRC, Patco, and Watteredge, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of CCI International, TRC, Patco and Watteredge and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.

As of September 30, 2012, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (“Senior Notes”)

Our Senior Notes mature on February 15, 2018 and have an aggregate principal amount of $275.0 million and a 9% coupon rate. Interest payments are due on February 15th and August 15th. As of September 30, 2012, we were in compliance with all of the covenants of our Senior Notes. Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining life of the Senior Notes.

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

As of September 30, 2012, we had $126.9 million in excess availability under the Revolving Credit Facility, and $5.3 million in cash and cash equivalents. We are permanently reinvested in our Honduran subsidiary and do not intend to repatriate funds. Cash held by our Honduran subsidiary of $0.4 million is not available to fund domestic operations unless these funds are repatriated. The Company would need to accrue and pay taxes of approximately $0.1 million if the funds were repatriated. We believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures and strategic acquisitions for the foreseeable future.

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

On May 1, 2012, our Board of Directors declared a quarterly dividend of $0.02 per common share, payable on May 30, 2012, to stockholders of record as of the close of business on May 15, 2012. On August 2, 2012, our Board of Directors declared a quarterly dividend of $0.02 per common share, payable on August 31, 2012, to stockholders of record as of the close of business on August 15, 2012. On October 30, 2012, our Board of Directors declared a quarterly dividend of $0.02 per common share, payable on November 30, 2012, to stockholders of record as of the close of business on November 15, 2012. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

On August 3, 2011, our Board of Directors authorized the purchase of up to 0.5 million shares of the Company’s common stock in open market or privately negotiated transactions. The repurchase plan expires in August 2013. To date, we have repurchased 0.4 million shares pursuant to this repurchase program. There can be no assurance that any additional share purchases will be made. The number of shares actually purchased will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions and management’s assessment of competing alternatives for capital deployment.

Net cash provided by operating activities for the first nine months of 2012 was $13.3 million as compared to net cash used by operating activities of $5.4 million for the first nine months of 2011. This $18.7 million year-over-year increase in cash provided by operating activities for the first nine months of 2012, as compared to the first nine months of 2011, was primarily a result of the impact of net favorable changes in working capital items. In aggregate, changes in operating assets and liabilities accounted for an increase of $11.8 million in cash provided in operating activities for the first nine months of 2012 as compared to the same period in 2011. Most notably, this overall improvement in operating cash flows was driven by a reduction in cash flows required to fund inventories. Net operating cash flows required to fund inventories was reduced $11.1 million, from $26.5 million for the first nine months of 2011 to $15.4 million of the first nine months of 2012. This decrease was, in large part, the result of reduced company-wide inventory levels in a number of product categories brought about by way of consolidating our former major Toronto-based distribution center into our Pleasant Prairie, WI distribution center. This consolidation of distribution centers allowed us to reduce company-wide stock levels of certain products. Additionally, the reduction reflects a rationalization and consolidation of a number of consumer products acquired by way of the 2011 Acquisitions, offset by a more marked increase in copper prices from the beginning of 2012 to September 30, 2012 than from the beginning of 2011 to September 30, 2011.

Net cash used in investing activities for the first nine months of 2012 and 2011 was $61.8 million and $69.3 million, respectively. Most notably, net cash used in investing activities includes $33.1 million and $58.9 million used to fund acquisitions in the first nine months of 2012 and 2011, respectively. In addition, net cash used in investing activity includes $28.7 million and $10.5 million in the first nine months of 2012 and 2011, respectively, for capital expenditures. The significant increase in capital spending for 2012 compared to 2011 reflects, in part, $6.5 million expended in January 2012 to acquire three of our previously leased manufacturing facilities. In addition, we have undertaken a number of individual projects across our major manufacturing plants designed to improve our manufacturing efficiencies, lower our costs and expand our manufacturing capacity and capabilities. We expect our 2012 capital expenditures to total between $35.0 million and $40.0 million, as compared to $15.0 million for full-year 2011.

Net cash provided by financing activities for the first nine months of 2012 and 2011 was $43.5 million and $48.1 million, respectively, primarily reflecting the utilization of borrowings from our Revolving Credit Facility to fund the above-noted business acquisitions, capital expenditures and working capital needs.

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

Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At September 30, 2012, we had contracts with a net aggregate fair value of $0.2 million, consisting of contracts to buy 0.6 million pounds of copper in September 2012. A hypothetical adverse movement of 10% in the price of copper at September 30, 2012, with all other variables held constant, would have resulted in an aggregate loss in the fair value of our commodity futures contracts of approximately $0.2 million as of September 30, 2012.

Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. As of September 30, 2012, approximately 21% of our debt was variable rate, primarily our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or a LIBOR-based rate. Based on the amount of our variable rate borrowings at September 30, 2012, which totaled approximately $74.4 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $0.7 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Exchange Rate Risk. We have exposure to changes in foreign currency exchange rates related to our Canadian operations. Currently, we do not manage our foreign currency exchange rate risk using any financial or derivative instruments, such as foreign currency forward contracts or hedging activities. In the third quarter of 2012, we recorded an aggregate pre-tax loss of approximately $0.2 million related to exchange rate fluctuations between the U.S. dollar and Canadian dollar.

ITEM 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the ordinary course of our business we may become involved in legal proceedings and receive indemnity claims from customers, suppliers and other parties. These proceedings and claims may seek significant damages or other types of relief (such as billing set-offs) that, if adversely resolved, could have a material adverse effect on our financial condition or on our annual or quarterly financial results. We recently received an indemnity claim for $2.3 million relating to a recent acquisition, which we believe lacks merit and is not payable by us. We believe that we have substantial and meritorious defenses to all currently pending matters. As a result of these and other factors and although no assurances are possible, our currently pending matters are not expected to have a material adverse effect on our business, financial condition or results of operations.

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended September 30, 2012:

Three Months Ended September 30, 2012	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – July 31	—	$—	—
August 1 – August 28	15,790	9.52	15,790
September 1 – September 31	22,681	9.49	22,681

Total	38,471	$9.50	38,471	126,758

ITEM 6.	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC. (Registrant)

Date: November 5, 2012	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: November 5, 2012	By	/s/ Richard N. Burger
Chief Financial Officer, Executive Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.		Description

3.1	—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2	—	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2010.

4.1	—

Second Supplemental Indenture, dated August 13, 2012, by and among Watteredge, LLC, Coleman Cable, Inc., CCI

International Inc. and Deutsche Bank National Trust Company, incorporated herein by reference to our Current Report on Form 8-K as filed on August 15, 2012.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2012, filed on November 5, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements furnished herewith.