Form 10-K
period 2012-12-31
Coleman Cable, Inc.
filed 2013-03-08
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was $98,922,563.

As of March 1, 2013, we had 17,660,523 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement on Schedule 14A for its 2013 Annual Meeting of Stockholders. If such proxy is not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, an amendment to this Annual Report on Form 10-K will be filed not later than the end of such 120-day period.

TRADEMARKS

Our trademarks, service marks and trade names referred to in this report include American Contractor®, BaronTM, Booster-in-a-Bag®, CCI®, Clear SignalTM, Copperfield®, Corra/Clad®, Maximum Energy®, Moonrays®, Plencote®, Polar-FlexTM, Polar-Rig 125(R), Polar Solar®, Power Station®, Push-LockTM, Road Power®, Royal®, Seoprene®, Continental®, Triangle®,Signal®, Woods®, The Designers Edge® ,TRC®, Shock Shield®, Electra Shield®, Fire Shield®, Yellow Jacket®, X-Treme BoxTM, and WatteredgeTM, among others.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors,” and elsewhere in this report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	fluctuations in the supply or price of copper and other raw materials including PVC and fuel;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	our dependence on indebtedness and our ability to satisfy our debt obligations;

•	changes in the cost of labor;

•	failure to identify, finance or integrate acquisitions;

•	product liability claims and litigation resulting from the design or manufacture of our products;

•	advancements in wireless technology;

•	impairment charges related to our goodwill and long-lived assets;

•	restructuring charges;

•	disruption in the importation of raw materials and products from foreign-based suppliers;

•	our ability to maintain substantial levels of inventory;

•	increase in exposure to political and economic development, crises, instability, terrorism, civil strife, expropriation, and other risks of doing business in foreign markets;

•	other risks and uncertainties, including those described under “Risk Factors.”

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

General

Coleman Cable, Inc. (the “Company,” “Coleman,” “we,” “us” or “our”) is a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the United States (“U.S.”) and, to a lesser degree, in Honduras and Canada. Our broad line of wire and cable products enables us to offer our customers a single source for many of their wire and cable product requirements. We manufacture our products in nine domestic manufacturing locations and supplement our domestic production with both international and domestic sourcing. We sell our products to more than 8,000 active customers in diverse end markets, including a wide range of specialty distributors, retailers and original equipment manufacturers (“OEMs”). Virtually all of our products are sold to customers located in either the U.S. or Canada.

Company History

We were incorporated in Delaware in 1999. The majority of our operations came from Coleman Cable Systems, Inc., our predecessor company, which was formed in 1970 and which we acquired in 2000. In March 2007, we registered 16.8 million shares of our common stock pursuant to a registration rights agreement with our principal shareholders in connection with a private placement of our common stock in 2006. Upon completion of such registration in March 2007, our common stock became listed on the NASDAQ Global Market under the symbol “CCIX.”

Business Overview

We produce products across four primary product lines: (1) industrial wire and cable, including portable cord, machine tool wiring, welding, instrumentation, tray and mining cable and other power cord products; (2) electronic wire, including telephone, data, security and coaxial cable, thermostat wire and irrigation cable; (3) assembled products, including extension cords, booster and battery cable, lighting products and surge and strip products; and (4) fabricated bare wire, including stranded, bunched, and single-end copper, copper clad steel and various copper alloy wire.

The core component of most of our products is copper wire which we draw from copper rod into a variety of gauges of both solid and stranded copper wires. We use a significant amount of the copper wire that we produce as an input into the production of our finished wire and cable products, while the remainder of our copper wire production is sold in the form of bare copper wire (in a variety of gauges) to external OEMs and wire and cable producers. In the majority of our wire and cable products, a thermoplastic or thermosetting insulation is extruded over the bare wire (in a wide array of compounds, quantities, colors and gauges) and then cabled (twisted) together with other insulated wires. An outer jacket is then extruded over the cabled product. This product is then coiled or spooled and packaged for sale or processed further into a cable assembly. We have further expanded our product offerings in recent years through acquisitions to include power management and electrical safety solutions and secondary power connectors.

Our business is organized into three reportable segments: (1) Distribution, (2) OEM, and (3) Engineered Solutions. Within these three reportable segments, we sell our products into multiple channels, including electrical distribution, wire and cable distribution, OEM/government, heating, ventilation, air conditioning and refrigeration (“HVAC/R”), irrigation, industrial/contractor, security/home automation, recreation/transportation, copper fabrication, U.S. military, retail and automotive.

More detailed information regarding our primary product lines and segments is set forth below within the “Product Overview” and “Segment Overview” sections, as well as within Note 18 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this document.

Industry and Competitive Overview

The industries which utilize our diversified products are mature and though they have experienced significant consolidation over the past few years, they remain fragmented and characterized by a large number of competitors. As such, the markets we serve are highly competitive. While no single company competes with us in all of our product lines as a result of the diversity of our offerings, various companies compete with us in one or more product lines. Many of these competitors are large, well-established companies with greater financial resources than us. In addition, many of our products are made to industry specifications and, therefore, may be interchangeable with our competitors’ products. In addition, in a number of product categories we face competition from products manufactured in foreign countries. Competition in the markets we serve is based on a number of factors, such as breadth of product offering, inventory availability, delivery time, price, quality, customer service and relationships, brand recognition and logistics capabilities. We believe we can compete effectively on the basis of each of these factors.

Product Overview

In 2012, 2011 and 2010, net sales across our four major product lines were as follows:

	Year Ended December 31,
Net Sales by Product Lines	2012	2011	2010
	(In thousands)
Industrial Wire and Cable	$455,870	$412,248	$328,405
Assembled Products	212,215	237,716	196,523
Electronic Wire	208,579	177,817	154,825
Fabricated Bare Wire	37,917	39,575	24,010

Total	$914,581	$867,356	$703,763

Industrial Wire and Cable

Our industrial wire and cable product line includes portable cord, machine tool wiring, building wire, welding, mining, pump, control, stage/lighting, diesel/locomotive, instrumentation, tray, thermocouple, high temperature, and metal clad cables and other power cord products. Our products are available in either polyvinyl chloride (“PVC”), crosslink, or thermoset constructions. Since 2008, we have invested resources to create 16 new industrial product lines to support the utility, energy, and infrastructure construction markets that are expected to grow over the next few years. These are medium power supply cables used for permanent or temporary connections between a power source (such as a power panel, receptacle or transformer) and a device (such as a motor, light, transformer or control panel). These products are used in construction, industrial material requisition order “MRO” and OEM applications, such as airline support systems, wind turbines, solar, utilities, cranes, marinas, offshore drilling, fountains, car washes, sports lighting, construction, food processing, forklifts, mining and military applications. In recent years, we have introduced several new industrial products. Our brands in this product line include Royal, Seoprene, Copperfield, Continental, Triangle and Corra/Clad.

Assembled Products

Our assembled products include multiple types of extension cords, as well as ground fault circuit interrupters, portable lighting (incandescent, fluorescent and halogen), retractable reels, holiday items, solar lighting, recreational vehicle (“RV”) cords and adapters, and surge and strip products. For the automotive aftermarket we offer booster cables, battery cables, battery accessories and secondary power connectors. This product type also includes the design and manufacture of power management and battery management tools for secondary or re-chargeable batteries. These battery product solutions support customers in military, commercial and industrial sectors. Our brands in this area of our business include Woods, Moonrays, Polar Solar, Yellow Jacket, American Contractor, Road Power, Power Station, Booster-in-a-Bag, TRC, Shock Shield, Electra Shield, Fire Shield, Designers Edge, Watteredge and privately-labeled brands.

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

Segment Overview

As noted above, we classify our business into three reportable segments: (1) Distribution, (2) OEM, and (3) Engineered Solutions. Our reportable segments are a function of how we are organized internally to market to our customer groups and measure our financial performance. The Distribution and OEM segments serve customers within the distribution, retail, and OEM businesses. Our Engineered Solutions segment was previously called “Other” and contained the majority of our TRC acquisition made in 2011. A portion of TRC’s legacy business was integrated into our Distribution segment during 2011 and remains unchanged. The “Other” segment was renamed “Engineered Solutions” as a result of having acquired Watteredge in May 2012 and also contains the remainder of TRC’s legacy business which has not been integrated into our other reportable segments. Financial data for our business segments is as follows:

	Year Ended December 31,
	2012	2011	2010
Net sales:
Distribution	$646,007	$632,777	$525,274
OEM	225,282	217,831	178,489
Engineered Solutions	43,292	16,748	—

Reporting Segment Total	$914,581	$867,356	$703,763

Operating income:
Distribution	$62,609	$60,885	$47,834
OEM	17,375	15,526	13,089
Engineered Solutions	4,772	(820)	—

Reporting Segment Total	84,756	75,591	60,923
Corporate	(20,945)	(22,907)	(19,941)

Consolidated Operating Income	$63,811	$52,684	$40,982

Segment operating income represents income from continuing operations before interest expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, share-based compensation expense, and intangible amortization. Our segments, excluding our Engineered Solutions segment, have largely common production processes, and share manufacturing and distribution capacity. Accordingly, we do not identify net assets to our Distribution and OEM segments.

Raw Materials

Copper is the primary raw material used in the manufacturing of our products. We currently obtain copper from multiple suppliers and there are many alternative sources of copper available to us. An unanticipated significant issue with any of our current suppliers of copper would require us to transition to alternative suppliers. While such a transition would cost us time and resources, alternative suppliers are readily available. Other significant raw materials used in the manufacturing of our products are plastics, such as polyethylene and PVC, aluminum, linerboard and wood reels. As with copper, these raw materials are sourced from multiple suppliers and there are many alternative suppliers available to us. We typically have supplier agreements with terms of one to two years under which we may make purchases at the prevailing market price at the time of purchase, with no minimum purchase requirements. Our centralized procurement department makes an ongoing effort to reduce and contain raw material costs. From time to time, we have employed, and may continue to employ, the use of derivatives, including copper commodity contracts, to manage our costs for such materials and to match our sales terms with certain customers.

As noted above, copper comprises one of the major components for wire and cable products. Copper prices can be volatile. Wire and cable manufacturers are generally able to pass through changes in the cost of copper to customers. The cost of our products typically comprises a relatively small component of the overall cost of end products produced by customers in each of our end markets. As a result, our customers are generally less sensitive to marginal fluctuations in the price of copper as our products make up a relatively small portion of their overall purchases. However, there can be timing delays of varying lengths for implementing price changes depending on the magnitude of the change, the type of product, competitive conditions, particular customer arrangements, and inventory management.

Foreign Sales and Assets

For 2012, 2011 and 2010, our consolidated net sales included a total of $65.8 million, $63.7 million and $47.7 million, respectively, of Canadian sales. In addition, we had a total of approximately $0.3 million and $0.2 million in tangible long-lived assets in Canada at December 31, 2012 and 2011, respectively. As a result of the Technology Research Corporation (“TRC”) acquisition, we had $1.5 million and $1.6 million in tangible long-lived assets in Honduras at December 31, 2012 and 2011, respectively. We did not have any significant sales outside of the U.S. and Canada in 2012, 2011 or 2010. In addition, there are no external sales from our location in Honduras. All sales transactions to and from Honduras are intercompany transactions with other owned entities.

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

Backlog and Shipping

We have no significant order backlog because, in general, we follow the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. We believe that the ability to fill orders in a timely fashion is a competitive factor in the markets in which we operate.

Employees

As of December 31, 2012, we had 1,726 employees, with 15.3% of our employees represented by one labor union. Our current collective bargaining agreement expired December 21, 2012 and was subsequently extended until April 30, 2013. We consider our labor relations to be good and we have not experienced any significant labor disputes.

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

The prices of copper and our other significant raw materials, as well as fuel and energy costs, are subject to considerable volatility. This volatility has affected our profitability and we expect that it will continue to do so in the future. Our agreements with our suppliers generally require us to pay market price for raw materials at the time of purchase. As a result, volatility in these prices, particularly copper prices, can result in significant fluctuations in our cost of goods sold. If the cost of raw materials increase and we are unable to increase the prices of our products, or offset those cost increases with cost savings in other parts of our business, our profitability will be reduced. As a result, increases in the price of copper and other raw materials may affect our profitability if we cannot effectively pass these price increases on to our customers. In addition, we pay the freight costs on certain customer orders. In the event that freight costs increase substantially due to fuel surcharges or otherwise our profitability may decline.

The markets for our products are highly competitive, and our inability to compete with other manufacturers in the wire and cable industry could harm our net sales and profitability.

The markets for wire and cable products is fragmented and characterized by a large number of competitors. As such, these markets are highly competitive. We compete with at least one major competitor in each of our business lines. In addition, many of our products are made to industry specifications and may be considered fungible with our competitors’ products. Accordingly, we are subject to competition in many of our markets primarily on the basis of price. We must also be competitive in terms of quality both of product offering, inventory availability, delivery time, price, quality, customer service and relationships, brand recognition and logistics capabilities. We are facing increased competition from products manufactured in foreign countries that in many cases are comparable in terms of quality but are offered at lower prices. Unless we can produce our products at competitive prices or purchase comparable products from foreign sources on favorable terms, we may experience a decrease in our net sales and profitability. Many of these competitors have greater resources, financial and otherwise, than we do and may be better positioned to invest in manufacturing and supply chain efficiencies and product development. We may not be able to compete successfully with our existing competitors or with new competitors.

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

We have a significant amount of indebtedness. At December 31, 2012, we had approximately $323.8 million of total indebtedness, comprised of $272.7 million related to our 9% Senior Notes due in 2018 (“2018 Senior Notes”), including an unamortized debt discount of $2.3 million, $50.4 million from our revolving credit facility, and $0.7 million of capital leases.

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

Our ability to satisfy our debt obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, is dependent on economic, financial, competitive and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to make scheduled payments on our debt obligations, we will need to refinance our existing debt, issue additional equity securities or securities convertible into equity securities, obtain additional financing or sell assets. Our business may not be able to generate cash flow or we may not be able to obtain funding sufficient to satisfy our debt service requirements.

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

We manufacture products that create exposure to product liability claims, breach of contract claims and litigation. If our products are not properly manufactured or designed, personal injuries or property damage could result, which could subject us to claims for damages. The costs associated with defending product liability claims and payment of damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful, and such claims could lead to decreased demand for our systems and products.

Advancing technologies, such as fiber optic and wireless technologies, may make some of our products less competitive and reduce our net sales.

Technological developments could cause our net sales to decline. For example, a significant decrease in the cost and complexity of installation of fiber optic systems or a significant increase in the cost of copper-based systems could make fiber optic systems superior on a price performance basis to copper systems and could have a material adverse effect on our business. Also, advancing wireless technologies, as they relate to network and communication systems, may reduce the demand for our products by reducing the need for on premises wiring. Wireless communications depend heavily on a fiber optic backbone and do not depend as much on copper-based systems. An increase in the acceptance and use of voice and wireless technology, or introduction of new wireless or fiber-optic based technologies, may have a material adverse effect on the marketability of our products and our profitability. If wireless technology were to significantly erode the markets for copper-based systems, our sales of copper premise cables could face downward pressure.

If our goodwill or other intangible assets become impaired, we may be required to recognize charges that would reduce our income.

Under accounting principles generally accepted in the U.S., goodwill assets are not amortized but must be reviewed for possible impairment annually, or more often in certain circumstances if events indicate that the asset values are not recoverable. Deterioration in the macro-economic environment, changes in assumptions, or other factors could necessitate an earnings charge for the impairment of goodwill or other intangible assets in the future, which would reduce our income.

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

As of December 31, 2012, we employed 1,726 persons, 15.3% of whom are covered by a collective bargaining agreement, which expired on December 21, 2012. The Company subsequently extended the agreement until April 30, 2013. If unionized employees were to engage in a concerted strike or other work stoppage, if other employees were to become unionized, or if we are unable to negotiate a new collective bargaining agreement when the current one expires, we could experience a disruption of operations, higher labor costs or both. A strike or other disruption of operations or work stoppage could reduce our ability to manufacture quality products for our customers in a timely manner.

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

We source certain raw materials and products from foreign-based suppliers. Foreign material purchases expose us to a number of risks, including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, exchange rate fluctuations, and difficulties in obtaining import licenses, economic or political instability, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Although we currently manufacture the vast majority of our products in the U.S., to the extent we decide to establish foreign manufacturing facilities, our foreign manufacturing sales would be subject to similar risks. Further, imports of raw materials and products are subject to unanticipated transportation delays that affect international commerce.

We have risks associated with inventory.

Our business requires us to maintain substantial levels of inventory. We must identify the right mix and quantity of products to keep in our inventory to meet customer orders. Failure to do so could adversely affect our sales and earnings. However, if our inventory levels are too high, we are at risk that an unexpected change in circumstances, such as a shift in market demands, drop in prices, or default or loss of a customer, could have a material adverse impact on the net realizable value of our inventory.

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

We are substantially dependent upon distributors and retailers for non-exclusive sales of our products and they could cease purchasing our products at any time.

Distributors and retailers account for a substantial portion of our sales. These distributors and retailers are not contractually obligated to carry our product lines exclusively or for any period of time. Therefore, these distributors and retailers may purchase products that compete with our products or cease purchasing our products at any time. The loss of one or more large distributors or retailers could have a material adverse effect on our ability to bring our products to end users and on our results of operations. Moreover, a downturn in the business of one or more large distributors or retailers could adversely affect our sales and could create significant credit exposure.

Changes in state and federal tax laws could have a significant impact on our business.

The Company is subject to federal, state, local and foreign taxes. Uncertainty exists surrounding whether certain income tax provisions will remain enacted or change in some manner through passage of new tax legislation. Our effective tax rates could be adversely affected by changes in tax legislation. Additionally, the Company is subject to federal, state, and local tax audits, as well as audits by non-U.S. tax authorities. The audits could result in unfavorable tax adjustments, which could negatively impact the Company’s results.

Failure to retain and attract key employees could have a significant impact on our business.

Our success has been largely dependent on the skills, experience and efforts of our key employees and the loss of the services of any of our executive officers or other key employees, without a properly executed transition plan, could have an adverse affect on us. The loss of our key employees who have intimate knowledge of our manufacturing process could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our manufacturing process. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel, who are in great demand.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2012, we owned or leased the following primary facilities:

Operating Facilities	Type of Facility	Approximate Square Feet	Leased or Owned
Bremen, Indiana (Distribution Center)	Warehouse	48,000	Leased
Bremen, Indiana (East)	Manufacturing	309,200	Owned
Bremen, Indiana (Fabricating)	Manufacturing	124,160	Owned
Bremen, Indiana (Insulating)	Manufacturing	43,007	Owned
Clearwater, Florida	Offices, Manufacturing, Warehouse	59,800	Building owned, land leased
El Paso, Texas	Manufacturing, Warehouse	401,400	Leased
Hayesville, North Carolina	Manufacturing	104,000	Owned
Lafayette, Indiana	Manufacturing, Warehouse	397,188	Owned
Markham, Ontario, Canada	Offices, Warehouse	43,629	Leased
Pleasant Prairie, Wisconsin	Warehouse	503,000	Leased
San Pedro Sula, Honduras	Offices, Manufacturing, Warehouse	47,000	Leased
Titusville, Florida	Offices, Warehouse	10,000	Leased*
Waukegan, Illinois	Manufacturing	212,530	Owned — 77,394
			Leased — 135,136
Waukegan, Illinois	Offices	30,175	Leased
York, Pennsylvania	Offices, Manufacturing, Warehouse	65,000	Leased

Closed Facilities	Closure Year	Approximate Square Feet	Leased or Owned
Texarkana, Arkansas	2012	106,700	Owned
Nogales, Arizona	2008	84,000	Leased
Siler City, North Carolina	2006	86,000	Owned

*	The associated lease expires in the first half of 2013

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a consent decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a site participation agreement with other PRPs for fulfillment of the requirements of the consent decree. Under the site participation agreement, we are responsible for a 9.19% share of the costs for the RD/RA. We had a $0.3 million accrual recorded for this liability as of December 31, 2012 and 2011.

We recently received a civil complaint for $2.3 million plus attorney’s fees and expenses related to a recent acquisition. We believe the civil complaint lacks merit and is not payable by us. We believe that we have substantial and meritorious defenses to all currently pending matters. As a result of these and other factors and although no assurances are possible, our currently pending matters are not expected to have a material adverse effect on our business, financial condition or results of operations.

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

Common Stock

Our common stock is listed on the NASDAQ Global Market under the symbol “CCIX.” The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of our common stock:

	2012
	Sales Price
	High	Low	Cash Dividends
First Quarter	$13.23	$8.73	$—
Second Quarter	$10.06	$7.79	$0.02
Third Quarter	$9.80	$8.20	$0.02
Fourth Quarter	$9.90	$8.10	$0.02

	2011
	Sales Price
	High	Low	Cash Dividends
First Quarter	$9.00	$5.48	$—
Second Quarter	$15.42	$8.25	$—
Third Quarter	$17.21	$8.11	$—
Fourth Quarter	$10.88	$7.30	$—

As of March 1, 2013, there were 61 record holders of our common stock. The holders of our common stock are entitled to one vote per share.

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

The following table provides information about purchases made during the quarter ended December 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced Plans	Maximum number that may yet be purchased under the Plan
October 1, 2012—October 31, 2012	11,592	$9.46	11,592
November 1, 2012—November 30, 2012	34,157	$8.64	34,157
December 1, 2012—December 31, 2012	6,614	$8.91	6,614

Total	52,363	$8.94	52,363	74,395

Recent Sales of Unregistered Securities

None.

Dividends and Distributions

The Company declared $0.02 dividends for shareholders of record in May, July and November during 2012. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors that our board of directors deems relevant. Our credit facility and the indenture governing our 2018 Senior Notes each contain restrictions on the payment of dividends to our shareholders. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 9% Senior Notes due 2018 (“Senior Notes”).”

Equity Compensation Plan Information

The following table presents securities authorized for issuance to employees and non-employees under equity compensation plans at December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(3)
Equity Compensation Plans Approved by Security Holders	1,964,011	$11.09	292,043
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,964,011	$11.09	292,043

(1)	Includes both grants of stock options and unvested share awards.
(2)	Includes weighted-average exercise price of outstanding stock options only.
(3)	Does not include shares which may become available due to forfeiture or expiration.

The graph below compares the change in cumulative shareholder return on our common stock as compared to that for the Russell 2000 Index for the period of March 1, 2007, the date Coleman Cable, Inc. (CCIX) began trading on the NASDAQ, through December 31, 2012.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing Coleman under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Comparison of Cumulative Return(1)

		Indexed Returns
	March 1, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Coleman Cable, Inc.	100	28.31	21.25	39.25	54.38	57.94
Russell 2000	100	64.80	82.41	104.54	100.17	116.55

ITEM 6.	Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere herein. The consolidated balance sheet data as of December 31, 2012 and 2011 and the consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere herein, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The consolidated balance sheet data as of December 31, 2010, 2009 and 2008 and the consolidated statements of operations data for the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements, which are not included in this report.

	As of and for the Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands except for per share data)
Statement of Operations Data:
Net sales	$972,968	$504,152	$703,763	$867,356	$914,581
Cost of goods sold	879,367	428,485	606,734	744,587	775,999

Gross profit	93,601	75,667	97,029	122,769	138,582
Selling, engineering, general and administrative expenses	52,227	40,821	46,944	61,107	65,211
Intangible asset amortization(1)	12,006	8,827	6,826	7,025	7,945
Asset impairments(2)	29,276	70,761	324	—	—
Restructuring charges(3)	10,225	5,468	1,953	1,953	1,615

Operating income (loss)	(10,133)	(50,210)	40,982	52,684	63,811
Interest expense	29,656	25,323	27,436	28,092	27,984
Gain on repurchase of 2012 Senior Notes(4)	—	(3,285)	—	—	—
Gain on available for sale securities	—	—	—	(753)	—
Loss on extinguishment of debt (5)	—	—	8,566	—	—
Other (income) loss, net(6)	2,181	(1,195)	(230)	(78)	214

Income (loss) before income taxes	(41,970)	(71,053)	5,210	25,423	35,613
Income tax expense (benefit)	(13,709)	(4,034)	1,483	7,982	12,109

Net income (loss)	$(28,261)	$(67,019)	$3,727	$17,441	$23,504

Per Common Share Data:
Net income (loss) per share
Basic	$(1.68)	$(3.99)	$0.22	$1.00	$1.36
Diluted	$(1.68)	$(3.99)	$0.21	$0.99	$1.34
Weighted average shares outstanding
Basic	16,787	16,809	16,925	17,090	17,089
Diluted	16,787	16,809	16,991	17,310	17,323
Other Financial Data:
EBITDA(7)	$16,280	$(23,847)	$50,600	$72,618	$85,406
Capital expenditures	13,266	4,087	6,383	15,033	32,515
Cash interest expense	29,059	24,380	22,208	26,461	26,598
Depreciation and amortization expense(8)	28,594	21,883	17,954	19,103	21,809
Net cash provided by operating activities	116,198	27,686	7,084	24,936	46,523
Net cash used in investing activities	(13,799)	(3,964)	(5,066)	(74,245)	(65,581)
Net cash provided by (used in) financing activities	(94,535)	(32,798)	23,302	26,291	18,560
Balance Sheet Data:
Cash and cash equivalents	$16,328	$7,599	$33,454	$9,746	$9,562
Working capital	116,115	131,239	180,620	188,182	158,028
Total assets	411,966	290,107	341,111	405,736	449,340
Total debt(9)	270,462	235,236	275,012	305,836	326,125
Total shareholders’ equity	69,419	5,260	11,222	28,095	51,165

(1)	Intangible asset amortization was $12.0 million, $8.8 million, $6.8 million, $7.0 million and $7.9 million for 2008, 2009, 2010, 2011 and 2012, respectively, related to acquisitions made in 2007, 2011, and 2012.
(2)	Asset impairments included approximately: (1) $29.3 million recorded in 2008 primarily reflecting impairment of goodwill, other intangible assets and certain plant and equipment associated with our OEM segment; (2) $70.8 million of impairment charges consisting primarily of a goodwill impairment recorded during the first quarter of 2009 across three of four reporting units comprising our Distribution segment: Electrical distribution, Wire and Cable distribution, and Industrial distribution. This goodwill impairment resulted from a combination of factors which were in existence at that time, including a significant decline in our market capitalization, as well as the recessionary economic environment and its then estimated potential impact on our business; (3) $0.3 million recorded in 2010 for write-downs associated with properties held for sale.
(3)	Restructuring charges included: (1) $10.2 million recorded in 2008, primarily recorded in connection with the integration of our 2007 Acquisitions; (2) approximately $5.5 million recorded in 2009 related to the closure of our facilities in East Long Meadow, MA and Oswego, NY, both of which were closed in 2009, as well as holding costs associated with properties closed in 2008; (3) $2.0 million recorded in 2010 is related to our estimate of the remaining liability related to our closed facilities under lease in 2008 and 2009. The charge represented holding costs incurred related to those closed facilities; (4) $2.0 million recorded in 2011 primarily comprised of $0.9 million in severance costs related to an announced realignment of our Canadian operations and $0.4 million in connection with vacating and terminating a lease associated with such operations. The remaining charge also included lease termination and other holding costs for facilities closed in prior years; and (5) $1.6 million recorded in 2012, including most notably, $1.3 million related to equipment moving and other close-related costs, and severance incurred in connection with the closure of our manufacturing facility in Texarkana, Arkansas. The balance of the restructuring charges recorded for 2012 related to costs incurred at facilities closed in prior years currently consisting of one leased and one owned facility for which we continue to pay holding costs.
(4)	We recorded a gain of approximately $3.3 million in 2009 resulting from our repurchase of $15.0 million in par value of our 9.875% Senior Notes due 2012 (the “2012 Senior Note”).
(5)	We recorded a loss of $8.6 million in 2010 on the early extinguishment of our 2012 Senior Notes. The amount included the write-off of approximately $1.9 million of unamortized debt issuance costs and bond premium amounts related to the 2012 Senior Notes, as well as the impact of the call and tender premiums paid in connection with the refinancing.
(6)	Other (income) loss included approximately: (1) a loss of $2.2 million in 2008 primarily due to unfavorable exchange rate fluctuations related to our Canadian operations; (2) a gain of $1.2 million in 2009 primarily due to favorable exchange rate fluctuations related to our Canadian operations; (3) a gain of $0.2 million in 2010 primarily due to favorable exchange rate fluctuations; (4) a gain of $0.1 million which comprised of a $0.4 million gain recognized from the reversal of a contingent liability assumed from the acquisition of Technology Research Corporation that no longer became probable as well as a $0.3 million loss due to unfavorable exchange rate fluctuations; and (5) a loss of $0.2 million in 2012 related to unfavorable exchange rate fluctuations.
(7)	In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items include asset impairments, restructuring charges, the gain on available for sale securities recorded in the second quarter of 2011 relative to our investment in TRC at the date of acquisition, acquisition-related costs, the favorable impact of an insurance settlement received in 2011 for a 2005 inventory-related theft, the loss recorded in connection with the extinguishment of our 2012 Senior Notes in 2010, and share-based compensation expense.

We believe both EBITDA and Adjusted EBITDA serve as appropriate measures to be used in evaluating the performance of our business. We employ the use of these measures in the preparation of our annual operating budgets and in determining levels of operating and capital investments. We believe both EBITDA and Adjusted EBITDA allow us to readily view operating trends, perform analytical comparisons, determine key personnel bonuses, and identify strategies to improve operating performance. We also believe both EBITDA and Adjusted EBITDA are performance measures that provide investors, securities analysts and other interested parties a measure of operating results unaffected by differences in capital structures, business acquisitions, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. However, the usefulness of both EBITDA and Adjusted EBITDA as performance measures is limited by the fact that they both exclude the impact of interest expense, depreciation and amortization expense, and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Due to these limitations, we do not, and you should not, use either EBITDA or Adjusted EBITDA as the only measures of our performance. We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance. Finally, other companies may define EBITDA and Adjusted EBITDA differently and, as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA measures of other companies.

The following is a reconciliation of net income (loss), as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Net income (loss)	$(28,261)	$(67,019)	$3,727	$17,441	$23,504
Interest expense	29,656	25,323	27,436	28,092	27,984
Income tax expense (benefit)	(13,709)	(4,034)	1,483	7,982	12,109
Depreciation and amortization expense(8)	28,594	21,883	17,954	19,103	21,809

EBITDA	$16,280	$(23,847)	$50,600	$72,618	$85,406

(8)	Debt amortization costs are a component of interest expense per the income statement, but included within depreciation and amortization for operating cash flow presentation. Accordingly, for the above presentations only, depreciation and amortization expense does not include amortization of debt issuance costs, which is included in interest expense.
(9)	Total debt includes the current portion of long-term debt and excludes the unamortized premium of $2.4 million, and $1.6 million as of December 31, 2008, and 2009, respectively, related to the 2012 Senior Notes and the unamortized discount of $(3.2) million, $(2.7) million and $(2.3) million as of December 31, 2010, 2011, and 2012 respectively, related to the 2018 Senior Notes.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2012 Overview

Overall, our volumes, measured in total pounds shipped, increased 5.4% in 2012 as compared to 2011, with relatively stronger increases in our industrial-related product categories as well as our OEM business, as market demand in both areas was favorably impacted by increased industrial output in the U.S. from 2011 levels. The diversity of our platform within a variety of industries helped with our overall growth during the year. For example, the continued strengthening of the U.S. auto market favorably impacted demand for our products serving that end-market. Other areas remained challenging, particularly channels and product categories linked to construction end-markets. We also benefited from the continued expansion of new industrial products developed internally over the past few years, as increased sales of such products in 2012 helped offset declines in certain legacy wire and cable products.

The average price of copper in 2012 was $3.61 per pound compared to an average price of $4.00 in 2011. We experienced a sharp decline in copper prices in the fourth quarter of 2011 followed by a rebound in prices in the first quarter of 2012. Although there was some volatility in the price of copper during 2012, prices overall remained relatively stable when compared to the volatility we experienced in 2011. Such copper price fluctuations can significantly impact our sales and short-term profitability, as copper constitutes the primary component of our product input costs, accounting for approximately 65.4% of our total cost of goods sold, and sharp copper price changes can impact the spread between the cost of copper in our products and the prices we are able to charge for our products.

Our overall financial and operating performance in 2012 was strong:

•

Earnings per diluted share of $1.34 for 2012, compared to $0.99 in 2011 and $0.21 in 2010. On an adjusted basis, we recorded adjusted earnings per share of $1.48 for 2012, as compared to $1.20 and $0.69 in 2011 and 2010, respectively.

•

EBITDA for 2012 reached $85.4 million, as compared to EBITDA of $72.6 million and $50.6 million in 2011 and 2010, respectively. On an adjusted basis, we recorded Adjusted EBITDA of $88.7 million in 2012, as compared to Adjusted EBITDA of $78.6 million and $64.0 million in 2011 and 2010, respectively.

•

Overall reported revenues increased 5.4% in 2012 to $914.6 million as compared to $867.4 million in 2011. The largest increase in both dollars and percentage came from our Engineered Solutions segment, approximately $26.5 million.

•	Our total volume, measured in pounds shipped, within our Distribution and OEM segments, increased 5.4%.

•

Operating profit increased 21.1% to $63.8 million in 2012 compared to $52.7 million in 2011. The largest increase in both dollars and percentage came from our Engineered Solutions segment which included the full year impact of the 2011 Acquisitions and seven months of results from our 2012 Watteredge acquisition. Both our Distribution and OEM segments also reported strong increases attributable to higher profitability on products sold.

Both the above-noted GAAP results and Non-GAAP measures, including our definition of such Non-GAAP measures and their reconciliation to GAAP measures, are set forth in greater detail as part of the “Consolidated Results of Operations” section that follows.

2012 Acquisition – Watteredge (“WE”)

On May 31, 2012, we acquired most of the operating assets (and assumed certain liabilities) of WE, an Ohio corporation that designs, manufactures and sells secondary power connectors, including electric arc furnace cables, resistance welding cables, industrial high-performance copper bus and accessories, and other high performance power conduction devices and accessories. WE serves the steel, chemical, chlorine, power generation, fiberglass and automotive industries and sells its products and services worldwide. We believe the acquisition of WE strengthens and provides for greater diversification of our overall portfolio.

The acquisition of the assets of WE, was structured as an all-cash transaction valued at approximately $33.9 million (equal to a $35.0 million preliminary purchase price adjusted by a $1.1 million working capital adjustment). The transaction was funded with proceeds from Coleman’s existing credit facility. Coleman retained WE’s workforce and has continued all of WE’s production at its current manufacturing plant in Avon Lake, Ohio. WE has been included as a component of our Engineered Solutions segment reported herein.

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

Acquisition of Technology Research Corporation (“TRC”)

On May 16, 2011, we completed the acquisition of 100% of the outstanding stock of TRC. TRC is a recognized leader in providing cost effective engineered solutions for applications involving power management and control, intelligent battery systems technology and electrical safety products based on proven ground fault sensing and Fire Shield® technology. These products are designed, manufactured and distributed to the consumer, commercial and industrial markets worldwide. TRC also supplies power monitors and control equipment to the U.S. Military and its prime contractors. TRC was publicly traded on the NASDAQ prior to its acquisition by Coleman. We completed the TRC acquisition as the result of a successful public tender offer to acquire all outstanding shares of TRC. The total purchase price consideration for TRC was approximately $51.5 million, including the acquisition-date fair value of an approximate 4.8% interest in TRC acquired by Coleman prior to submitting its acquisition proposal for TRC.

The Company believes TRC’s sizable commercial and consumer products segment greatly broadens our current electrical products platform. In addition, TRC’s battery, power storage, and power management systems, represent new product lines for Coleman.

TRC has maintained its current production facilities in Clearwater, FL, and Honduras. We integrated a portion of TRC’s legacy business into our Distribution segment during 2011. The remainder of TRC’s legacy business, TRC’s military and specialty vehicle business is a component of the Engineered Solutions segment reported herein.

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

2013 Outlook

Looking to 2013, we anticipate modest growth in the overall demand for our products measured in total pounds shipped. We believe the growth in our business will come from our expanded product line brought about both by our 2012 and 2011 Acquisitions and the new industrial products we have internally developed and brought to market. Commodity prices and their potential short-term impact on our business results, however, remain a concern as further significant fluctuations in copper prices and other raw material inputs such as petroleum-based compounds and transportation costs, could impact our profitability. If general U.S. economic conditions improve further in 2013, we would expect to benefit given the diversity of our product offerings despite challenges which may persist in particular end-markets. A meaningful and sustained rebound within the housing and Commercial Construction markets could also contribute additional growth in 2013. We remain confident the Company is well positioned heading into 2013.

Though we have no immediate plans to make any acquisitions, we have and may continue to pursue acquisition opportunities that have the potential to increase the size of our business operation or provide us with strategic advantages. The consummation of any acquisition may result in increased borrowing under our Revolving Credit Facility.

Consolidated Results of Operations

The acquisition of WE is included in our consolidated results of operations beginning on the acquisition date May 31, 2012. Accordingly, the consolidated results of operations for the year ended December 31, 2012 includes seven months of operations for the assets acquired. The 2011 Acquisitions are included in our consolidated results of operations beginning from each respective acquisition date. Accordingly, the consolidated statement of operations for the year ended December 31, 2012 includes twelve months of operations for the assets acquired in connection with the TRC, DE, FCWC and CWC acquisitions. The consolidated results of operations for the year ended December 31, 2011 includes nine months of operations for the assets acquired in connection with the DE acquisition, approximately eight months of operations for the assets acquired in connection with both the FCWC and CWC acquisitions, and approximately seven and a half months of operations related to the acquisition of TRC. The consolidated statement of operations for the year ended December 31, 2010 does not include the impact of the 2012 or 2011 Acquisitions.

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

We believe both EBITDA and Adjusted EBITDA serve as appropriate measures to be used in evaluating the performance of our business. We employ the use of these measures in the preparation of our annual operating budgets and in determining levels of operating and capital investments. We believe both EBITDA and Adjusted EBITDA allow us to readily view operating trends, perform analytical comparisons, determine key personnel bonuses, and identify strategies to improve operating performance. We also believe both EBITDA and Adjusted EBITDA are performance measures that provide investors, securities analysts and other interested parties a measure of operating results unaffected by differences in capital structures, business acquisitions, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. However, the usefulness of both EBITDA and Adjusted EBITDA as performance measures is limited by the fact that they both exclude the impact of interest expense, depreciation and amortization expense, and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. Since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Due to these limitations, we do not, and you should not, use either EBITDA or Adjusted EBITDA as the only measures of our performance. We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance. Finally, other companies may define EBITDA and Adjusted EBITDA differently and, as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA measures of other companies.

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

Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS

	Year Ended December 31,
	2012	2011	2010
Diluted earnings per share	$1.34	$0.99	$0.21
Asset impairments(1)	—	—	0.01
Restructuring charges(2)	0.07	0.07	0.07
Loss on extinguishment of debt (3)	—	—	0.31
Gain on available for sale securities (4)	—	(0.04)	—
Share-based compensation expense (5)	0.05	0.11	0.09
Acquisition-related costs (6)	0.02	0.11	—
Insurance-related settlement (7)	—	(0.04)	—

Adjusted EPS	$1.48	$1.20	$0.69

Net income, as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$23,504	$17,441	$3,727
Interest expense(a)	27,984	28,092	27,436
Income tax expense	12,109	7,982	1,483
Depreciation and amortization expense(a)	21,809	19,103	17,954

EBITDA	$85,406	$72,618	$50,600

Asset impairments(1)	—	—	324
Restructuring charges(2)	1,615	1,953	1,953
Loss on extinguishment of debt (3)	—	—	8,566
Gain on available for sale securities (4)	—	(753)	—
Share-based compensation expense (5)	1,235	3,173	2,575
Acquisition-related costs (6)	443	2,821	—
Insurance-related settlement (7)	—	(1,250)	—

Adjusted EBITDA	$88,699	$78,562	$64,018

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

Earnings and Performance Summary

We recorded net income of $23.5 million (or $1.34 per diluted share) in 2012, as compared to $17.4 million (or $0.99 per diluted share) in 2011 and $3.7 million (or $0.21 per diluted share) in 2010. For 2012, we recorded EBITDA of $85.4 million as compared to EBITDA of $72.6 million and $50.6 million in 2011 and 2010, respectively. As set forth below, results for these periods were impacted by certain items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income-statement review below contains further detail regarding each of these items.

(1)	Asset impairments: We recorded $0.3 million ($0.2 million after tax, or $0.01 per diluted share) in non-cash asset impairments in 2010, related to properties held for sale in 2010.

(2)

Restructuring charges: Our results for 2012, 2011 and 2010 included $1.6 million ($1.1 million after tax or $0.07 per diluted share) and $2.0 million ($1.2 million after tax or $0.07 per diluted share) and $2.0 million ($1.2 million after tax or $0.07 per diluted share), respectively, in restructuring charges. The 2012 expenses were primarily comprised of facility closure costs and severance related to the closure of our Texarkana, Arkansas manufacturing facility which we closed in July 2012. The remainder of our 2012 expenses were for holding costs related to facilities closed in prior years. For 2011, these charges were primarily comprised of severance costs related to an announced realignment of our Canadian operations, including the planned elimination of certain support positions in our Toronto distribution center and headquarters, which we completed during the fourth quarter of 2011. As part of this realignment, at the end of the fourth quarter of 2011, we vacated our then Toronto-based distribution and headquarters facility, with a majority of our Canadian distribution being transitioned to our existing distribution facility in Wisconsin and a new, smaller Toronto-based distribution facility. Restructuring costs for 2011 also included lease termination and other holding costs related to facilities closed in prior years, consisting of one leased and one owned facility for which we continue to pay holding costs. In 2010, restructuring charges primarily related to lease liabilities associated with certain leased facilities closed during 2008 that were acquired in 2007, as well as our two 2009 plant closures.

(3)	Loss on extinguishment of debt: We refinanced our 2012 Senior Notes during the first quarter of 2010 by issuing $275.0 million in 2018 Senior Notes. We recorded a loss of $8.6 million ($5.2 million after tax or $0.31 per diluted share) associated with this refinancing.

(4)	Gain on available for sale securities: We held a 4.8% interest in TRC at the time we acquired TRC. The fair value of our 4.8% pre-existing interest at the merger date was included in the total purchase price for TRC. As a result, we recorded a non-taxable gain of $0.8 million (or $0.04 per diluted share) in the second quarter of 2011, which represented the impact of re-measuring the fair value of the 4.8% equity interest in TRC we held before the business combination.

(5)	Share-based compensation expense: Our results for 2012, 2011 and 2010 included share-based compensation expense of $1.2 million ($0.8 million after tax or $0.05 per diluted share), $3.2 million ($1.9 million after tax or $0.11 per diluted share) and $2.6 million ($1.6 million after tax or $0.09 per diluted share), respectively. Share-based compensation is excluded from our measures of Adjusted EBITDA and Adjusted EPS in order for such measures to more closely reflect a measure of underlying operating results given periodic fluctuations in the estimated fair value of a significant portion of the underlying share-based instruments.

(6)	Acquisition-related costs: Our results for 2012 and 2011 included acquisition-related costs of $0.4 million ($0.3 million after tax or $0.02 per diluted share) and $2.8 million ($2.0 million after tax or $0.11 per diluted share), respectively. Acquisition-related costs include outside legal, consulting and other fees, and direct expenses incurred relative to acquisitions. These costs are excluded from our measures of Adjusted EBITDA and Adjusted EPS so that such measures may more closely reflect underlying operating results.

(7)	Insurance-related settlement: In the fourth quarter of 2011, we received $1.3 million ($0.8 million after tax or $0.04 per diluted share) in proceeds, in settlement of an insurance related matter pertaining to an inventory theft that occurred in 2005 at a since closed facility.

Excluding the impact of the above-noted items, our results for 2012 as compared to 2011 and 2010, primarily reflected the impact of generally improved market conditions which have resulted in increased demand levels, and the favorable impact of such increased demand on our profitability, primarily in the form of higher overall gross profit, as well as the benefits of our cost-reduction and capacity rationalization efforts over the past three years.

The following table sets forth, for the years indicated, our consolidated statement of operations data in thousands of dollars and as a percentage of net sales.

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Thousands, except per share data)
Distribution net sales	$646,007	70.7%	$632,777	73.0%	$525,274	74.6%
OEM net sales	225,282	24.6	217,831	25.1	178,489	25.4
Engineered Solutions net sales(1)	43,292	4.7	16,748	1.9	—	—

Consolidated net sales	914,581	100.0	867,356	100.0	703,763	100.0
Gross profit	138,582	15.2	122,769	14.2	97,029	13.8
Selling, general and administrative expenses	65,211	7.1	61,107	7.0	46,944	6.7
Intangible amortization expense	7,945	0.9	7,025	0.8	6,826	1.0
Asset impairments	—	—	—	—	324	0.0
Restructuring charges	1,615	0.2	1,953	0.2	1,953	0.3

Operating income	63,811	7.0	52,684	6.1	40,982	5.8
Interest expense	27,984	3.1	28,092	3.2	27,436	3.9
Gain on available for sale securities	—	—	(753)	(0.1)	—	—
Loss on extinguishment of debt	—	—	—	—	8,566	1.2
Other (income) loss, net	214	0.0	(78)	(0.0)	(230)	(0.0)

Income before income taxes	35,613	3.9	25,423	2.9	5,210	0.7
Income tax expense	12,109	1.3	7,982	0.9	1,483	0.2

Net income	$23,504	2.6	$17,441	2.0	$3,727	0.5

Diluted income per share	$1.34		$0.99		$0.21

(1)	Engineered Solutions segment was reported as Other in 2011.

Net Sales by Groups of Products

Net sales across our four major product lines were as follows:

	Year Ended December 31,
Net Sales by Groups of Products	2012	2011	2010
	(In thousands)
Industrial Wire and Cable	$455,870	$412,248	$328,405
Assembled Wire and Cable Products	212,215	237,716	196,523
Electronic Wire	208,579	177,817	154,825
Fabricated Bare Wire	37,917	39,575	24,010

Total	$914,581	$867,356	$703,763

We are organized internally according to the customers we serve, which is reflected in the structure of our reportable segments: OEM, Distribution, and Engineered Solutions. The Distribution and OEM segments serve customers within the distribution, retail, and OEM businesses. We experienced increases in our Industrial Wire and Cable and Electrical Wire categories partially offset by a decline in our Assembled Wire and Cable products and our Fabricated Base Wire products. Overall reported revenues increased 5.4% in 2012 to $914.6 million as compared to $867.4 million in 2011. The largest increase in both dollars and percentage came from our Engineered Solutions segment. Our total volume, measured in pounds shipped, increased 5.4% associated with our Distribution and OEM segments in 2012 as compared to 2011.

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

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Net sales

The increase in 2012, as compared to 2011, reflected the following factors:

•	Increased sales volumes (measured in total pounds shipped as set forth below) accounted for approximately $44.9 million;

•

An increase of $26.5 million in net sales in our Engineered Solutions segment in 2012 as compared to 2011 due to the full year impact of our 2011 Acquisitions and seven months of results from our Watteredge acquisition, partially offset by

•

Lowered selling prices, partially due to decreased copper prices, accounted for a decrease in net sales of approximately $24.2 million. In particular, average COMEX copper prices declined by 9.8% in 2012 as compared to 2011.

The following table sets forth our sales volume by segment, measured in thousands of total pounds shipped, as well as average COMEX copper prices for the periods presented:

Total Sales Volume in Pounds (1)	2012	2011	% Change
	(Thousands, except dollar amounts)
Distribution	176,251	166,865	5.6%
OEM	85,565	81,575	4.9%
Engineered Solutions (1)	—	—	—

Consolidated	261,816	248,440	5.4%

Average COMEX Copper (2)
High (month)	$3.85 (Feb)	$4.49 (Feb)
Low (month)	$3.35 (Jun)	$3.34 (Oct)
Average (year)	$3.61	$4.00	(9.8)%

(1)	Engineered Solutions does not currently track volume through total pounds shipped.
(2)	Represents the price for one pound of copper on the COMEX for the periods indicated, with the high and low values representing the highest and lowest monthly average price for each annual period shown, respectfully.

Our volume increases were from a number of areas including wire and cable and distribution end markets, mainly in the form of increased demand from existing customers, which we believe was a function of both increased sales of our new industrial products, as well as improved market conditions. We believe the total volume increases within our OEM segment are representative of increased demand from existing customers and improved conditions within certain end-markets.

Gross profit

Our gross profit increased $15.8 million to $138.6 million in 2012 as compared to $122.8 million in 2011. These amounts included an increase of $9.4 million within our Engineered Solutions segment. Our 2012 results included the full impact of the TRC acquisition, as well as seven months of WE when compared to 2011, both of which are reported within Engineered Solutions. Excluding Engineered Solutions, our gross profit dollars increased $6.4 million which was mainly attributable to an increase in the overall product volume shipped during the year. As stated above, our sales volume measured in pounds shipped increased 5.4% in 2012 compared to 2011. This increase in volume helped to compensate for lower selling prices in our Distribution and OEM segments, primarily due to lower copper prices. In addition to our increase in overall gross profit, our gross profit as a percentage of net sales (“gross profit rate”) increased to 15.2% in 2012 as compared to 14.2% in 2011. The overall improvement reflects the inclusion of a greater proportion of sales within the Engineered Solutions segment, which generally carry higher margins and reflects increased fixed-cost leverage, as such costs were spread over a higher overall net sales base in 2012. Excluding the impact of Engineered Solutions, our gross profit rate increased to 14.3% in 2012 as compared to 13.9% in 2011, which is primarily due to improved pricing within our Distribution segment across certain end markets.

Selling, general and administrative (“SG&A”) expense

Our SG&A expenses increased $4.1 million in 2012 as compared to 2011. SG&A as a percentage of sales was 7.1% in 2012 and 7.0% in 2011. The overall increase includes $3.8 million attributable to our Engineered Solutions segment. As noted above, our 2012 results included the full impact of the TRC acquisition, as well as seven months of WE when compared to 2011. In addition, our 2011 SG&A expenses included the benefit of a $1.3 million cash settlement we received on an insurance related matter pertaining to an inventory theft that occurred in 2005 at a since closed facility. Excluding the impact of these two items, our SG&A expenses decreased by $1.0 million as compared to 2011. The $1.0 million decrease was primarily due to a reduction in acquisition related costs of $2.4 million due to less expenses incurred associated with the acquisition of WE compared to the expenses incurred from the 2011 Acquisitions and a $1.9 million decline in stock compensation expense. A critical component in determining stock compensation expense for certain unvested awards is the company’s stock price. The growth in our stock price during 2012 compared to 2011 was less than the growth in 2011 compared to 2010, which contributed less overall expense when measuring unvested stock awards. These decreases were partially offset by an increase in payroll and related benefits of $2.5 million, which primarily includes an increase in bonus expense and higher health care related expenses, and a net increase of $0.8 million, representing increases across a number of general expense areas.

Intangible amortization expense

Intangible amortization increased $0.9 million in 2012 as compared to 2011. The increase reflects the impact of amortization recorded in relation to the acquisition of WE partially offset by lower amortization expense recorded in relation to acquisitions made in prior years. Amortization expense relative to intangible assets reflects the fact that such assets are generally amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and, accordingly, results in lower amortization in periods further removed from the period of initial recognition.

Restructuring charges

We recorded $1.6 million in restructuring costs in 2012, including most notably, $1.0 million related to equipment moving and other close-related costs and $0.3 million for severance incurred in connection with the closure of our manufacturing facility in Texarkana, Arkansas. The remaining $0.3 million represents holding costs related to facilities closed in prior years. As planned, we ceased all production at our Texarkana facility in July 2012 and operations of this facility have been moved to other existing manufacturing facilities. We believe these actions will generate approximately $1.0 to $1.5 million in annual costs savings, most notably in the form of reduced overhead costs. The balance of the restructuring charges recorded for 2012 related to costs incurred at facilities closed in prior years currently consisting of one leased and one owned facility for which we continue to pay holding costs. In 2011 we recorded $2.0 million in restructuring costs, including most notably, $0.9 million of severance costs related to the realignment of our Toronto distribution facility. As part of this realignment, at the end of the fourth quarter of 2011, we vacated our then Toronto-based distribution and headquarters facility, with a majority of our Canadian distribution being transitioned to our existing distribution facility in Wisconsin and a new, smaller Toronto-based distribution facility. Restructuring costs also included lease termination and other holding costs related to facilities closed in prior years, currently consisting of one leased and one owned facility for which we continue to pay holding costs.

Operating Income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Year Ended December 31,				Year-over-Year Change
	2012		2011		2012 vs. 2011
	Amount	% Net Sales	Amount	% Net Sales	$ Change	% Change
	(Thousands)
Operating Income:
Distribution	$62,609	9.7%	$60,885	9.6%	$1,724	2.8%
OEM	17,375	7.7	15,526	7.1	1,849	11.9
Engineered Solutions	4,772	11.0	(820)	(4.9)	5,592	682.0
Corporate	(20,945)		(22,907)

Consolidated operating income	$63,811	7.0%	$52,684	6.1%	$11,127	21.1

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, share-based compensation expense, and intangible amortization. Our Distribution, OEM, and Engineered Solutions segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. Depreciation expense is not allocated to segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

Distribution operating income improvement in 2012, as compared to 2011, primarily reflected the favorable gross profit impact of the above-noted increased sales and volume in 2012. The operating income rate was relatively unchanged in 2012 when compared to 2011.

OEM operating income improvement for 2012, as compared to 2011, primarily reflected the favorable gross profit impact of the above-noted increased sales and volume in 2012. The increase in operating income rate primarily reflects increased fixed-cost leverage as such costs were spread over a higher overall net sales base for 2012.

Engineered Solutions operating income improvement for 2012, as compared to 2011, primarily reflected the fact that 2012 included the full impact of TRC and seven months of results for WE. Additionally, our 2011 operating income was negatively impacted by a purchase accounting inventory step-up adjustment of approximately $1.0 million from our TRC acquisition whereas our 2012 operating income was inclusive of a less significant inventory step-up adjustment from the WE acquisition.

Interest expense

The $0.1 million decline in interest expense in 2012 as compared to 2011 reflects lower borrowing rates, unused line fees and expenses on our current Revolving Credit Facility (entered into by the Company in August of 2011), than existed under the terms of the credit facility that existed during much of 2011, partially offset by increased averaged borrowings.

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

Other income (loss), net

We recorded the impact of exchange rate changes on our Canadian subsidiary within other income. In 2012, we recorded a loss of $0.2 million primarily related to the impact of exchange rate changes. In 2011, as part of the TRC acquisition, we assumed a contingent liability of TRC related to an acquisition made by TRC in March 2010. Included in the preliminary purchase price allocation for TRC, was an accrual of $0.4 million, which represented our best estimate of TRC’s obligation under the terms of this earn-out. Subsequently, during the fourth quarter of 2011, we determined that it was no longer probable the amount of consideration relative to this earn-out provision would be paid. Accordingly, we reversed the entire amount of the earn-out liability established at the time of the acquisition of TRC, $0.4 million into other income. Additionally, we recorded a foreign currency loss of $0.3 million in 2011.

Income tax expense

The increase in our tax rate for 2012, as compared to 2011, 34.0% and 31.4%, respectively, is a result of the expiration of certain credits in 2012 as well as certain non-recurring tax benefits that were included in 2011 that were not applicable in 2012.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Net sales

The increase in net sales in 2011, as compared to 2010, reflected the following factors:

•

Increased selling prices, partially due to increased copper prices, accounted for increased net sales of approximately $98.5 million. In particular, average COMEX copper prices increased by 16.6% in 2011 as compared to 2010;

•

Increased sales volumes (measured in total pounds shipped as set forth below), primarily due to overall market demand growth across a number of end markets, accounted for approximately $44.5 million; and

•	The TRC acquisition, consummated in the second quarter of 2011, accounted for $20.6 million in increased net sales. Our 2010 results do not include TRC.

The following table sets forth our sales volume by segment, measured in thousands of total pounds shipped, as well as average COMEX copper prices for the periods presented:

Total Sales Volume in Pounds (1)	2011	2010	% Change
	(Thousands, except dollar amounts)
Distribution	166,865	162,342	2.8%
OEM	81,575	73,037	11.7
Engineered Solutions (1)	—	—	—

Consolidated	248,440	235,379	5.5

Average COMEX Copper (2)
High (month)	$4.49 (Feb)	$4.17 (Dec)
Low (month)	$3.34 (Oct)	$2.94 (Jun)
Average (year)	$4.00	$3.43	16.6

(1)	Engineered Solutions does not currently track volume through total pounds shipped. The segment name was changed from “Other” in 2011 to “Engineered Solutions” in 2012.
(2)	Represents the price for one pound of copper on the COMEX for the periods indicated, with the high and low values representing the highest and lowest monthly average price for each annual period shown, respectfully.

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

Selling, general and administrative (“SG&A”) expense

The $14.2 million increase in SG&A expenses for 2011, as compared to 2010, included the impact of $9.5 million in expenses arising directly from the 2011 Acquisitions, primarily TRC, which accounted for approximately $5.8 million of the total, as well as $2.8 million of outside legal, consulting and other fees, and direct expenses incurred. We incurred no such acquisition-related costs in 2010. In addition, our 2011 SG&A expenses included the benefit of a $1.3 million cash settlement we received on an insurance related matter pertaining to an inventory theft that occurred in 2005, at a since closed facility. Excluding the net impact of these items, our SG&A expenses increased $6.0 million in 2011 as compared to 2010, primarily due to increased commission expense of $1.3 million due to higher sales volumes, as well as increased payroll and related costs of $1.7 million, most notably in the form of increased bonus expense recorded in 2011, as compared to 2010, given the improvement in our financial results between these two years.

Intangible amortization expense

The increase in intangible amortization for 2011, as compared 2010, reflects the impact of amortization recorded in relation to the 2011 Acquisitions partially offset by lower amortization expense recorded in relation to acquisitions made in prior years. Amortization expense relative to intangible assets reflects the fact that such assets are generally amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and, accordingly, results in lower amortization in periods further removed from the period of initial recognition.

Restructuring charges

We recorded $2.0 million in restructuring costs in 2011, including most notably, $0.9 million of severance costs related to the realignment of our Toronto distribution facility. As part of this realignment, at the end of the fourth quarter of 2011, we vacated our then Toronto-based distribution and headquarters facility, with a majority of our Canadian distribution being transitioned to our existing distribution facility in Wisconsin and a new, smaller Toronto-based distribution facility. Restructuring costs also included lease termination and other holding costs related to facilities closed in prior years, currently consisting of one leased and one owned facility for which we continue to pay holding costs. In 2010, we incurred $2.0 million, primarily comprised of holding costs associated with facilities closed throughout 2008 and 2009.

Operating Income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Year Ended December 31,				Year-over-Year Change
	2011		2010		2011 vs. 2010
	Amount	% Net Sales	Amount	% Net Sales	$ Change	% Change
	(Thousands)
Operating Income:
Distribution	$60,885	9.6%	$47,834	9.1%	$13,051	27.3%
OEM	15,526	7.1	13,089	7.3%	2,437	18.6
Engineered Solutions(1)	(820)	(4.9)	—		(820)	—

Corporate	(22,907)		(19,941)

Consolidated operating income	$52,684	6.1%	$40,982	5.8%	$11,702	28.6

(1)	The segment was changed from “Other” in 2011 to “Engineered Solutions” in 2012.

Distribution operating income improvement 2011, as compared to 2010, primarily reflected the favorable gross profit impact of the above-noted increased sales and volume in 2011. The operating income rate improvement primarily reflects increased fixed-cost leverage, as such costs were spread over a higher overall net sales base for 2011.

OEM operating income improvement in 2011, as compared to 2010, primarily reflected the favorable gross profit impact of the above-noted increased sales and volume in 2011. The decrease in operating income rate reflects the fixed margin nature in which higher copper prices inherently lower the realized margin.

Our Engineered Solutions reporting segment recorded an operating loss of $0.8 million for the approximate seven and a half month period from their acquisition through the 2011 year end, which is primarily reflective of SG&A expenses which have been absorbed over a lower than expected sales base.

Interest expense

We incurred increased interest expense due to higher average outstanding borrowings offset by a lowered rate on revolver borrowings for 2011 compared 2010.

Loss on extinguishment of debt

We recorded an $8.6 million loss in 2010 resulting from our issuance of our 2018 Senior Notes and the corresponding extinguishment of our outstanding 2012 Senior Notes.

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

In 2011, as part of the TRC acquisition, we assumed a contingent liability of TRC related to an acquisition made by TRC in March 2010. Included in the preliminary purchase price allocation for TRC, was an accrual of $0.4 million, which represented our best estimate of TRC’s obligation under the terms of this earn-out. Subsequently, during the fourth quarter of 2011, we determined that it was no longer probable the amount of consideration relative to this earn-out provision would be paid. Accordingly, we reversed the entire amount of the earn-out liability established at the time of the acquisition of TRC, $0.4 million, into other income.

Asset impairment

In 2010, we recorded a total of $0.3 million in asset impairments in 2010 for write-downs associated with properties being held for sale.

Income tax expense (benefit)

The increase in our tax rate for 2011 to 31.4%, as compared to 28.5% for 2010, is primarily attributable to changes in the relative jurisdictional mix of income from continuing operations before taxes as well, as transactions costs from the 2011 Acquisitions that were capitalized for tax purposes and that affected the 2011 rate and which were not applicable in 2010.

Liquidity and Capital Resources

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash flow from operating activities	$46,523	$24,936	$7,084
Interest expense	27,984	28,092	27,436
Income tax expense	12,109	7,982	1,483
Excess tax benefits from stock-based compensation	625	512	—
Deferred taxes	870	(1,556)	914
Gain/ (Loss) on disposals of fixed assets	43	(250)	(608)
Share-based compensation expense	(1,235)	(3,173)	(2,575)
Loss on extinguishment of debt	—	—	(8,566)
Gain on available for sale securities	—	753	—
Asset impairments	—	—	(324)
Foreign currency transaction gain/(loss)	(233)	(300)	230
Amortization of debt issuance costs (a)	(1,677)	(1,972)	(2,123)
Changes in operating assets and liabilities	397	17,594	27,649

EBITDA	$85,406	$72,618	$50,600

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation, and are included as a component of interest expense for income statement presentation.

The nature of each individual item set forth in the table above which has been excluded from diluted earnings per share net income and cash flow from operating activities in order to arrive at our measures of EBITDA, Adjusted EPS, and Adjusted EBITDA, respectively, for each of the periods presented is detailed in the analysis of operating results that follows.

Debt

Our outstanding debt (including capital lease obligations) was as follows:

	As of December 31,
	2012	2011
	(In thousands)
Revolving Credit Facility expiring October 1, 2016	$50,430	$30,000
Senior Notes due February 15, 2018	272,714	272,265
Capital lease obligations	695	836

Total debt	$323,839	$303,101

As of December 31, 2012, we had $9.6 million in cash and cash equivalents, as compared to $9.7 million as of December 31, 2011. We also had approximately $131.6 million and $120.3 million in remaining excess availability under our Revolving Credit Facility at December 31, 2012 and 2011, respectively.

Revolving Credit Facility

We have a $250.0 million, five-year revolving credit facility agreement with an accordion feature that allows us to increase our borrowings by an additional $50.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires on October 1, 2016, is an asset-based loan facility, with a $20.0 million Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below. We incurred $1.5 million in fees and direct costs related to negotiating the Revolving Credit Facility in 2011. These respective fees will be amortized over the life of the revolver.

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

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $250.0 million or (2) the sum of 85% of eligible accounts receivable, 70% of eligible inventory, with a maximum amount of borrowing-base availability which may be generated from inventory of $150.0 million for the U.S. portion and $12.0 million Canadian for the Canadian portion, and an advance rate to be 75% of certain appraised real estate and 85% of certain appraised equipment and capped at $62.5 million, with a $15.0 million sublimit for letters of credit.

The Revolving Credit Facility is guaranteed by CCI International, Inc. (“CCI International”), TRC (excluding TRC’s 100%-owned foreign subsidiary, TRC Honduras, S.A. de C.V.) and Patco Electronics (“Patco”) and WE, each of which are 100%-owned domestic subsidiaries, and is secured by substantially all of our assets and the assets of each of CCI International, TRC, Patco and WE, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of CCI International, TRC, Patco, and WE and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.

We maintained greater than $30.0 million of monthly excess availability throughout 2012.

As of December 31, 2012, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018

Our 2018 Senior Notes mature on February 15, 2018 and have an aggregate principal amount of $275.0 million and a 9% coupon rate. Interest payments are due on February 15th and August 15th. As of December 31, 2012, we were in compliance with all of the covenants of our 2018 Senior Notes. Our 2018 Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining life of the Senior Notes.

The Indenture relating to our 2018 Senior Notes contains customary covenants that limit us and our restricted subsidiaries from, among other things, incurring additional indebtedness, making restricted payments, creating liens, paying dividends, consolidating, merging or selling substantially all of their assets, entering into sale and leaseback transactions, and entering into transaction with affiliates. Additionally, all our domestic restricted subsidiaries that guarantee the Revolving Credit Facility are required under the Indenture to guarantee our obligations under the 2018 Senior Notes. Following our entry into the Revolving Credit Facility, TRC, Patco and WE became subsidiary guarantors of the 2018 Senior Notes. WE has also been added as a subsidiary guarantor of the 2018 Senior Notes.

Current and Future Liquidity

In general, we require cash to fund working capital, capital expenditures, debt repayment and interest payments. Our working capital requirements tend to increase when we experience significant increased demand for products or significant copper price increases. Accordingly, we may be required to borrow against our Revolving Credit Facility in the future upon the occurrence of various events, including increases in the price of copper, which increase our working capital requirements. Our management assesses the future cash needs of our business by considering a number of factors, including: (1) earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service expenses, and (4) planned capital expenditures.

As of December 31, 2012, we had $50.4 million in outstanding borrowings against our Revolving Credit Facility and a corresponding $131.6 million in excess availability under the Revolving Credit Facility, and $9.6 million in cash and cash equivalents. As of December 31, 2012, we had $2.2 million and $2.3 million of cash and cash equivalents held by our Canadian and Honduran subsidiaries, respectively. We used borrowings from the Revolving Credit Facility, as well as operating cash flows, to fund our 2012 capital expenditures and our 2012 acquisition of WE. We believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements, and fund our planned capital expenditures and strategic acquisitions for the foreseeable future.

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

Our Revolving Credit Facility permits us to redeem, retire or repurchase our 2018 Senior Notes subject to certain limitations. We may repurchase the 2018 Senior Notes in the future, but whether we do so will depend on a number of factors and there can be no assurance that we will repurchase any amounts of our Senior Notes.

We declared and paid cash dividends of $0.02 per share in the second, third and fourth quarters of 2012, respectively. Subsequent to December 31, 2012, we declared a $0.02 per share dividend on March 5, 2013 payable March 30, 2013 for shareholders of record as of March 15, 2013. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

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

Cash Flow Summary

A summary of our cash flows for 2012, 2011, and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net Income	$23,504	$17,441	$3,727
Non-cash items	23,416	25,089	31,006
Changes in working capital assets and liabilities	(397)	(17,594)	(27,649)

Net cash provided by operating activities	46,523	24,936	7,084
Net cash used in investing activities	(65,581)	(74,245)	(5,066)
Net cash provided by financing activities	18,560	26,291	23,302
Effects of exchange rate changes on cash and cash equivalents	314	(690)	535

Net (decrease) increase in cash and cash equivalents	(184)	(23,708)	25,855
Cash and equivalents at beginning of year	9,746	33,454	7,599

Cash and equivalents at end of year	$9,562	$9,746	$33,454

Changes in Cash Flows Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Operating activities

Net cash provided by operating activities was $46.5 million and $24.9 million for 2012 and 2011, respectively. The $21.6 million increase in cash provided by operating activities for 2012 as compared to 2011 was largely the result of higher earnings and an improvement in working capital. In 2012, we had a working capital cash requirement of $0.4 million, as compared to a cash requirement of $17.6 million in 2011 an improvement of $17.2 million. Our December 31, 2012 accounts receivable balance increased 4.5% compared to December 31, 2011, resulting mainly from increased sales in the fourth quarter of 2012 as compared to the fourth quarter of 2011. This increase was reflective of increased demand levels manifested in higher volumes. Accounts receivable resulted in a use of cash of $3.0 million in 2012 as compared to $3.5 million in 2011, a modest improvement of $0.5 million. In 2012, our inventory levels remained relatively stable when compared to 2011. Inventory resulted in a use of cash of $1.7 million in 2012 as compared to $13.9 million in 2011 an improvement of $12.2 million. Our use of cash on inventory in 2011 was largely attributable to increased requirement levels associated with new products as well anticipated demand stemming from customers gained from our acquisitions. We had uses of $2.4 million from accounts payable and accrued liabilities million in 2012 compared to proceeds of $5.1 million in 2011 due to the timing and settlement of certain payables. We had proceeds of $6.7 million in 2012 from other assets as compared to uses of $5.2 million in 2011 primarily attributable the impact of estimated tax payments during the year.

Investing activities

Net cash used in investing activities for 2012 was $65.6 million, primarily due to the acquisition of WE and investments in capital expenditures compared to $74.2 million in 2011 from our 2011 Acquisitions and capital expenditures. Our capital expenditures were $32.5 million in 2012 as compared to capital expenditures of $15.0 million in 2011. The significant increase in capital spending for 2012 compared to 2011 reflects, in part, $6.5 million expended in January 2012 to acquire three of our previously leased manufacturing facilities and expansion of other facilities. In addition, we have undertaken a number of individual projects across our major manufacturing plants designed to improve our manufacturing efficiencies, lower our costs and expand our manufacturing capacity and capabilities. We anticipate spending approximately $14.0 to $16.0 million in capital expenditures in 2013.

Financing activities

Net cash provided by financing activities was $18.6 million in 2012, as compared to $26.3 million in 2011. During 2012, a net $20.4 million was provided by borrowing against the Revolving Credit Facility, primarily to fund the WE acquisition, and $1.1 million used to repurchase 0.1 million shares of the Company’s common stock pursuant to the above noted share repurchase program announced in 2011. We also paid $1.1 million in dividends to shareholders in 2012 which we did not pay in 2011.

Changes in Cash Flows Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Operating activities

Net cash provided by operating activities was $24.9 million and $7.1 million for 2011 and 2010, respectively. The $17.8 million increase in cash provided by operating activities for 2011 as compared to 2010 was largely the result of improved working capital management. In 2011, working capital requirements required cash of $17.6 million, as compared to $27.6 million in 2010. Our December 31, 2011 receivable balance was $120.6 million, an 8.8% increase as compared to $110.8 million at December 31, 2010, resulting mainly from increased sales in the fourth quarter of 2011, as compared to the fourth quarter of 2010. This sales increase was reflective of increased demand levels manifested in higher volumes. Accounts receivable resulted in a use of cash of $3.5 million in 2011, as compared to $24.7 million in 2010, an improvement of $21.2 million, as a result of improving our day’s sales outstanding in 2011, as compared to 2010. Our December 31, 2011 inventory balance increased 34.0% from December 31, 2010, largely due to inventory requirements related to our 2011 Acquisitions. As a result, higher average inventory balances resulted in the use of $13.9 million in 2011, a $1.0 million improvement from 2010. The use of inventory in 2011 also resulted from the placement of inventory resulting from our new acquisitions, and accounted for $17.3 million of total inventory at the conclusion of 2011. The use of cash for accounts receivable and inventory was offset by proceeds of cash from accounts payable and accrued liabilities, resulting in $5.1 million, as a function of increased payables and accruals brought about by the above-noted increased inventory levels over the same time period.

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

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in thousands)
Long-term debt obligations (including current portion and interest)(1)	$449,946	$24,750	$49,500	$49,500	$326,196
Capital lease obligations (including interest)	719	185	365	169	—
Operating lease obligations	20,691	4,856	7,949	5,282	2,604
Purchase obligations	42,474	42,474	—	—	—

Total	$513,830	$72,265	$57,814	$54,951	$328,800

(1)	At December 31, 2012, we have $50.4 million outstanding against our Revolving Credit Facility. Of this total, we have classified $35.6 million as a component of current portion of long-term borrowings on our December 31, 2012 consolidated balance sheet based on our expected repayment forecasting in 2013. The remaining balance of $15.6 million is classified as a component of Long-term debt, as our Revolving Credit Facility has a maturity of October 1, 2016.

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

Inventories

Inventories include material, labor and overhead costs and are recorded at the lower of cost or market using a weighted-average first-in first-out (“FIFO”) method. In applying FIFO, we evaluate the realizability of our inventory on a product-by-product basis. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to its condition or where the inventory cost for an item exceeds its net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value. Copper constitutes our primary inventory component.

Plant and Equipment and other Long-Lived Assets

Plant and equipment are carried at cost and are depreciated over their estimated useful lives, ranging from three to twenty years, using principally the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Our other long-lived assets consist primarily of customer-related intangible assets, trademarks and trade names recorded in connection with acquisitions occurring over the past several years. These intangible assets are amortized over their estimated useful lives using an accelerated amortization methodology which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed. The carrying value of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the carrying value is warranted. When events and circumstances indicate that our long-lived assets should be reviewed for possible impairment, we test for the existence of impairment by developing and utilizing projections of future cash flows expected to be generated from the use and eventual disposition of the assets or asset groups in question. Our asset groups reflect the shared nature of our facilities and manufacturing capacity of our Distribution and OEM businesses. Expected cash flows are projected on an undiscounted basis over the remaining life of the assets or asset groups in question to determine whether such cash flows are expected to exceed the recorded carrying amount of the assets involved. If we identify the existence of impairment as a result of this test, we determine the amount of the impairment loss by the extent to which the carrying value of the impaired assets exceed their fair values as determined by valuation techniques including, as appropriate, the use of discounted cash flows to measure estimated fair value.

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

We performed our annual goodwill impairment test as of December 31, 2012, with no indication of potential impairment. Our test indicated that the estimated fair value of all reporting units other than TRC Military and TRC OEM discussed below, had excess fair values of no less than 16% of their carrying values as of December 31, 2012.

Our remaining two reporting units, with recorded goodwill of $20.5 million for TRC Military and $1.9 million for TRC OEM, reported within our Engineered Solutions segment, had excess fair values of 7% and 13% of their carrying values, respectively, as of December 31, 2012. The overall TRC business was acquired in 2011 in order to strengthen and diversify our overall portfolio. Since the acquisition 18 months ago, we have been assessing the progress of our new products and determining the appropriate time for introduction into the market, both of which may impact our short-term and long-term growth projections. Our assumptions reflect the anticipated growth in these businesses due to the introduction and improved results gained through these new products. We also considered the economic conditions of the end-markets are products reside in when assessing our growth assumptions.

TRC Military serves as a subcontractor to customers who sell directly to the U.S. military for defense related programs. We finished 2012 operating our business amongst a general uncertainty involving future U.S. military spending. In arriving at the fair value of this reporting unit, we considered the potential risks of not meeting forecasted results given the uncertainties surrounding additional U.S. government spending reductions in 2013. We are aware of the automatic spending reductions, generally referred to as “sequestration”, although we do not definitively know the full impact that these reductions will have on our business. Our products are used in specific niche end-markets supporting the U.S. military, and any meaningful reduction in spending by the government may impact our results of operations in 2013 and future years.

TRC OEM provides a variety of products serving end-markets for power management and protection solutions. The growth of this business is dependent upon the development of new products to accompany our existing product line. In arriving at the fair value of this reporting unit, we considered the timing and related impact of when we believe our new products will become available to our customers.

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

The use of different assumptions, estimates, or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit. As of the December 31, 2012 annual impairment test date, changes in the assumptions in excess of : 1) a 6% decrease in the estimated sales growth rate, without a change in the discount rate, for TRC Military and TRC OEM respectively, 2) an assumption that our long-term growth rate would decrease by 300 basis points, without a change in the discount rate, for TRC Military and TRC OEM reporting units or; 3) a 140 and 130 basis point increase in the discount rate for TRC Military and TRC OEM, without a change in sales projections, for both TRC Military and TRC OEM reporting units used to discount the aggregate estimate cash flows to its net present value in determining their estimated fair values could potentially result in a goodwill impairment charge.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units.

We test the carrying amount of our finite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This assessment employs a two-step approach. The first step is used to determine if a potential impairment exists while the second step measures the associated impairment loss (if any). An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The asset groups tested under our impairment tests reflect the shared nature of our facilities and manufacturing capacity. The second step of the impairment test involves measuring the amount of the impairment loss to be recorded. The amount of the impairment loss recorded is equal to the excess of the asset or asset group’s carrying value over its fair value. For 2012 and 2011, no asset impairments were identified relative to our long-lived property, plant and equipment or our finite-lived intangible assets, other than among assets held for sale. We recorded $0.3 million of asset impairment in 2010.

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

New Accounting Pronouncements

Accounting Standards Update No. 2010-28 — “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU No. 2010-28”)

ASU No. 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The accounting update was effective for a reporting entity’s first annual reporting period that begins after December 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This update, which was effective for the first quarter of 2011, did not have a significant impact on the Company’s results of operations, financial position and cash flows.

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

Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This update, which was effective for the first quarter of 2012, did not have a material impact on the Company’s disclosure requirements.

Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The Company adopted this standard during the first quarter of 2012. The Company has presented comprehensive income using two separate but consecutive financial statements for 2012.

Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-08”)

ASU No. 2011-08 amends existing guidance by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This update, which was effective for the year ending December 31, 2012, did not impact our annual goodwill impairment assessment as the Company chose to follow quantitative guidelines and apply a Step 1 test.

Accounting Standards Update No. 2011-11 – “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”)

ASU No. 2011-11 amends existing guidance by enhancing disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 201-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain derivatives, sale and repurchase agreements and reverse sale repurchase agreements, and securities borrowing and securities lending arrangements. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company is currently evaluating the impact ASU No. 2011-11 and the clarifying amendments included in ASU 2013-01 will have on its financial statements but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flows.

Accounting Standards Update No. 2012-04 – “Technical Corrections and Improvements” (“ASU No. 2012 -04”)

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

Accounting Standards Update No. 2013-02 – “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013 -02”)

ASA No. 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) change in Accumulated Other Comprehensive Income (“AOCI”) and significant items reclassified out of AOCI. The new disclosure requirements do not amend any existing requirements for reporting net income or Other Comprehensive Income (“OCI”). An entity is required to disaggregate the total change of each component OCI and separately present (1) reclassification adjustments and (2) current-period OCI. Additionally, the amendments requires an entity to present information about significant items reclassified out of AOCI by component either (1) on the face of the statement where net income is presented of (2) as a separate disclosure in the notes to the financial statements. The ASU does not change the current requirements for interim financial statement reporting or comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company is currently evaluating the impact of ASU No. 2013-02 will have on its financial statements but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are exposure to changes in commodity prices, primarily copper prices, interest rates on borrowings, and exchange rate risk relative to our operations in Canada.

Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers changes in the price of copper and other raw materials. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At December 31, 2012, we had contracts with a net aggregate fair value of $0.1 million, consisting of contracts to sell 0.6 million pounds of copper in March 2013. A hypothetical adverse movement of 10% in the price of copper at December 31, 2012, with all other variables held constant, would have resulted in an aggregate loss in the fair value of our commodity futures contracts of approximately $0.2 million as of December 31, 2012.

Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. As of December 31, 2012, approximately 15% of our debt was variable rate, primarily our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or a LIBOR-based rate. Based on the amount of our variable rate borrowings at December 31, 2012, which totaled approximately $50.4 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $0.5 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Exchange Rate Risk. We have exposure to changes in foreign currency exchange rates related to our Canadian operations. Currently, we do not manage our foreign currency exchange rate risk using any financial or derivative instruments, such as foreign currency forward contracts or hedging activities. In 2012, we recorded an aggregate pre-tax loss of approximately $0.2 million related to exchange rate fluctuations between the U.S. dollar and Canadian dollar.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the Notes thereto, and other information are included in this report beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(b) and 15d-15(e)), as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2012, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this process, management concluded that internal control over financial reporting was effective as of December 31, 2012.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and its report is set forth in Item 15 “Exhibits, Financial Statement Schedules” and incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the definitive proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference. If such proxy statement is not filed with the SEC within 120 after the close of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 11.	Executive Compensation

The information required by this item will be included in the definitive proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference. If such proxy statement is not filed with the SEC within 120 after the close of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the definitive proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference. If such proxy statement is not filed with the SEC within 120 after the close of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the definitive proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference. If such proxy statement is not filed with the SEC within 120 after the close of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be included in the definitive proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference. If such proxy statement is not filed with the SEC within 120 after the close of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing in Item 8, which is incorporated herein by reference.

(2) Financial Statement Schedules

None.

(3) Exhibits

See index to exhibits.

Coleman Cable, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

All Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Coleman Cable, Inc.

Waukegan, Illinois

We have audited the accompanying consolidated balance sheets of Coleman Cable, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    DELOITTE & TOUCHE LLP

March 7, 2013

Chicago, Illinois

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
NET SALES	$914,581	$867,356	$703,763
COST OF GOODS SOLD	775,999	744,587	606,734

GROSS PROFIT	138,582	122,769	97,029
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	65,211	61,107	46,944
INTANGIBLE ASSET AMORTIZATION	7,945	7,025	6,826
ASSET IMPAIRMENTS	—	—	324
RESTRUCTURING CHARGES	1,615	1,953	1,953

OPERATING INCOME	63,811	52,684	40,982
INTEREST EXPENSE	27,984	28,092	27,436
GAIN ON AVAILABLE FOR SALE SECURITIES	—	(753)	—
LOSS ON EXTINGUISHMENT OF DEBT	—	—	8,566
OTHER (INCOME) LOSS, NET	214	(78)	(230)

INCOME BEFORE INCOME TAXES	35,613	25,423	5,210
INCOME TAX EXPENSE	12,109	7,982	1,483

NET INCOME	$23,504	$17,441	$3,727

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE
Basic	$1.36	$1.00	$0.22
Diluted	1.34	0.99	0.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,089	17,090	16,925
Diluted	17,323	17,310	16,991

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)

	Years Ended December 31,
	2012	2011	2010
NET INCOME	$23,504	$17,441	$3,727
OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation adjustments, net of tax of $(132), $130 and 177, respectively	144	(28)	293
Unrealized investment gain, net of tax of $0, $424 and 136, respectively	—	(89)	(214)
Pension adjustments, net of tax of $6, $32 and 94, respectively	8	(50)	148

OTHER COMPREHENSIVE INCOME(LOSS)	152	(167)	227

COMPREHENSIVE INCOME	$23,656	$17,274	$3,954

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except per share data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,562	$9,746
Accounts receivable, net of allowances of $3,046 and $2,811, respectively	125,982	120,567
Inventories	112,590	108,689
Deferred income taxes	4,271	3,355
Assets held for sale	1,074	546
Prepaid expenses and other current assets	4,071	10,288

Total current assets	257,550	253,191

PROPERTY, PLANT AND EQUIPMENT:
Land	1,647	1,387
Buildings and leasehold improvements	24,749	14,392
Machinery, fixtures and equipment	127,540	112,606

	153,936	128,385
Less accumulated depreciation and amortization	(86,588)	(75,936)
Construction in progress	11,566	6,508

Property, plant and equipment, net	78,914	58,957
GOODWILL	66,535	56,724
INTANGIBLE ASSETS, NET	37,417	28,340
DEFERRED INCOME TAXES	329	376
OTHER ASSETS	8,595	8,148

TOTAL ASSETS	$449,340	$405,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$35,566	$166
Accounts payable	25,748	29,081
Accrued liabilities	38,208	35,762

Total current liabilities	99,522	65,009

LONG-TERM DEBT	288,273	302,935
OTHER LONG-TERM LIABILITIES	3,693	3,194
DEFERRED INCOME TAXES	6,687	6,503
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 shares authorized; 16,998 and 16,939 shares issued and outstanding on December 31, 2012 and 2011	17	17
Treasury stock, at cost: 443 and 320 shares, respectively	(3,918)	(2,789)
Additional paid-in capital	94,470	92,871
Accumulated deficit	(39,371)	(61,819)
Accumulated other comprehensive loss	(33)	(185)

Total shareholders’ equity	51,165	28,095

TOTAL LIABILITIES AND EQUITY	$449,340	$405,736

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$23,504	$17,441	$3,727
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	23,486	21,075	20,077
Stock-based compensation	1,235	3,173	2,575
Foreign currency transaction loss/(gain)	233	300	(230)
Gain on available for sale securities	—	(753)	—
Asset impairments	—	—	324
Excess tax benefits from stock-based compensation	(625)	(512)	—
Deferred taxes provision/(benefit)	(870)	1,556	(914)
(Gain)/loss on disposal of fixed assets	(43)	250	608
Loss on extinguishment of debt	—	—	8,566
Changes in operating assets and liabilities:
Accounts receivable	(2,997)	(3,524)	(24,678)
Inventories	(1,673)	(13,932)	(14,928)
Prepaid expenses and other assets	6,699	(5,259)	2,335
Accounts payable	(2,668)	3,160	3,872
Accrued liabilities	242	1,961	5,750

Net cash flow from operating activities	46,523	24,936	7,084

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(32,515)	(15,033)	(6,383)
Purchases of investments	—	—	(1,577)
Proceeds from the disposal of fixed assets	24	11	2,894
Acquisition of businesses, net of cash acquired	(33,090)	(59,223)	—

Net cash flow from investing activities	(65,581)	(74,245)	(5,066)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	387,856	244,599	34,961
Repayments under revolving credit facility	(367,426)	(214,599)	(45,200
Payment of debt financing and amendment fees	(155)	(1,500)	(6,706)
Treasury stock purchases	(1,129)	(2,789)	—
Excess tax benefits from stock-based compensation	625	512	—
Proceeds from option exercises	10	87	—
Payment of cash dividends	(1,056)	—	—
Repayment of long-term debt	(165)	(19)	(231,664)
Proceeds from the issuance of 2018 Senior Notes	—	—	271,911

Net cash flow from financing activities	18,560	26,291	23,302

Effect of exchange rate changes on cash and cash equivalents	314	(690)	535
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(184)	(23,708)	25,855
CASH AND CASH EQUIVALENTS — Beginning of year	9,746	33,454	7,599

CASH AND CASH EQUIVALENTS — End of year	$9,562	$9,746	$33,454

NONCASH ACTIVITY
Capital lease obligation	$695	$836	$10
Unpaid capital expenditures	274	1,709	640
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$6,194	$10,690	$294
Cash interest paid	26,598	26,461	22,208

See notes to consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Thousands)

	Common Stock Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE – December 31, 2009	16,809	$17	$—	$88,475	$(82,987)	$(245)	$5,260

Stock awards	130	—	—	—	—	—	—
Net income	—	—	—	—	3,727	—	3,727
Comprehensive Income	—	—	—	—	—	227	227
Stock-based compensation	—	—	—	2,008	—	—	2,008

BALANCE — December 31, 2010	16,939	$17	$—	$90,483	$(79,260)	$(18)	$11,222

Stock awards	305	—	—	—	—	—	—
Stock options exercised	15	—	—	—	—	—	—
Treasury shares repurchased	(320)	—	(2,789)	—	—	—	(2,789)
Net income	—	—	—	—	17,441	—	17,441
Comprehensive income (loss)	—	—	—	—	—	(167)	(167)
Stock-based compensation	—	—	—	2,388	—	—	2,388

BALANCE — December 31, 2011	16,939	$17	$(2,789)	$92,871	$(61,819)	$(185)	$28,095

Stock awards	179	—	—	—	—	—	—
Stock options exercised	3	—	—	—	—	—	—
Treasury shares repurchased	(123)	—	(1,129)	—	—	—	(1,129)
Comprehensive income(loss)	—	—	—	—	—	152	152
Net income	—	—	—	—	23,504	—	23,504
Cash dividends $0.06 per share	—	—	—	—	(1,056)	—	(1,056)
Stock-based compensation	—	—	—	1,599	—	—	1,599

BALANCE – December 31, 2012	16,998	$17	$(3,918)	$94,470	$(39,371)	$(33)	$51,165

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

We operate our business through three reportable business segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) Engineered Solutions. Our reportable segments are a function of how we are organized internally to market to customer groups and measure our financial performance. The distribution and OEM segments serve customers within the distribution, retail, and OEM businesses. Our Engineered Solutions segment, which includes the remainder of TRC’s (see Note 2) legacy business, primarily its military and specialty-vehicle business, and WE, which was acquired in 2012 (see Note 18).

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

	2012	2011	2010
Balance — January 1	$2,811	$2,491	$2,565
Provisions	242	475	45
Write-offs and credit allowances, net of recovery	(8)	(144)	(137)
Foreign currency translation adjustment	1	(11)	18

Balance — December 31	$3,046	$2,811	$2,491

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

Cost of Goods Sold

Cost of goods sold is primarily comprised of direct materials, labor and overhead costs (including depreciation expense) consumed in the manufacturing of goods sold. Cost of goods sold also includes the cost of direct sourced merchandise sold, as well as our distribution costs, including the cost of inbound freight, internal transfers, warehousing and shipping and handling.

Advertising Expenses

We account for advertising expenditures as expense in the period incurred. For the fiscal years ended December 31, 2012, 2011 and 2010, advertising expenses were $3,131, $2,921 and $2,325, respectively.

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

We have not recorded any reserves, or related accruals for interest and penalties, or uncertain income tax positions at either December 31, 2012 or 2011. In accordance with this guidance, we have adopted a policy under which, if required to be recognized in the future, we will classify interest related to the underpayment of income taxes as a component of interest expense and we will classify any related penalties in selling, general and administrative expenses in the consolidated statement of operations.

Derivatives and Other Financial Instruments, and Concentrations of Credit Risk

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. All of the copper futures contracts we utilize are tied to the COMEX copper market index and the value of such contracts varies directly with underlying changes in the related COMEX copper futures prices. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. For those hedging relationships that meet such criteria, and for which hedge accounting is applied, we formally document our hedge relationships, including identifying the hedging instruments and the hedged items, as well as the risk management objectives involved. We have no open commodity hedge positions at December 31, 2012 or 2011 to which hedge accounting is being applied. However, all of our hedges for which hedge accounting has been applied in the past qualified and were designated as cash flow hedges. We assess both at inception and at least quarterly thereafter, whether the derivatives used in these cash flow hedges are highly effective in offsetting changes in the cash flows associated with the hedged item. The effective portion of the related gains or losses on these derivative instruments are recorded in shareholders’ equity as a component of Other Comprehensive Income (“OCI”), and are subsequently recognized in income or expense in the period in which the related hedged items are recognized. The ineffective portion of these hedges (extent to which a change in the value of the derivative contract does not perfectly offset the change in value of the designated hedged item) is immediately recognized in cost of goods sold. We calculate the fair value of our copper contracts quarterly based on the quoted market price for the same or similar financial instruments. Our derivatives have been determined to be Level 1 under the fair value hierarchy due to available market prices. As our derivatives are part of a legally enforceable master netting arrangement, for purposes of presentation within our consolidated balance sheets, gross values are netted and classified within prepaid expenses and other current assets or accrued liabilities depending upon our aggregate net position at the balance sheet date. Cash settlements related to derivatives are included in the operating section of the consolidated statement of cash flows, with prepaid expenses and other current assets or accrued liabilities, depending on the position. The Company’s derivatives are disclosed in Note 10.

Financial instruments also include other working capital items and debt. The carrying amounts of our cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value given the immediate or short-term maturity of these financial instruments. The fair value of the Company’s debt is disclosed in Note 7.

Concentrations of credit risk arising from trade accounts receivable are due to selling to a number of customers in a particular industry. The Company performs ongoing credit evaluations of its customers’ and counterparties’ financial condition and obtains collateral or other security when appropriate. No customer accounted for more than 10% of sales or accounts receivable as of December 31, 2012, 2011, or 2010.

Cash and cash equivalents are placed with financial institutions, which we believe to have adequate credit standings.

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

Earnings per Common Share

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of service-condition unvested common shares, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund any losses, and therefore participating securities are not allocated a portion of any net loss in any period for which a net loss is recorded. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share include the dilutive effect of unexercised stock options and the effect of unvested common shares when dilutive.

New Accounting Pronouncements

Accounting Standards Update No. 2010-28 — “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU No. 2010-28”)

ASU No. 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The accounting update was effective for a reporting entity’s first annual reporting period that begins after December 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This update, which was effective for the first quarter of 2011, did not have a material impact on the Company’s results of operations, financial position and cash flows.

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

Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This update, which was effective for the first quarter of 2012, did not have a material impact on the Company’s disclosure requirements.

Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The Company adopted this standard during the first quarter of 2012. The Company has presented comprehensive income using two separate but consecutive financial statements.

Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-08”)

ASU No. 2011-08 amends existing guidance by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This update, which was effective for the year ending December 31, 2012, did not impact our annual goodwill impairment assessment as the Company chose to follow quantitative guidelines and apply a Step 1 test.

Accounting Standards Update No. 2011-11 – “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”)

ASU No. 2011-11 amends existing guidance by enhancing disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 201-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain derivatives, sale and repurchase agreements and reverse sale repurchase agreements, and securities borrowing and securities lending arrangements. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company is currently evaluating the impact ASU No. 2011-11 and the clarifying amendments included in ASU 2013-01 will have on its financial statements but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flows.

Accounting Standards Update No. 2012-04 – “Technical Corrections and Improvements” (“ASU No. 2012 -04”)

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

Accounting Standards Update No. 2013-02 – “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013 -02”)

ASA No. 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) change in Accumulated Other Comprehensive Income (“AOCI”) and significant items reclassified out of AOCI. The new disclosure requirements do not amend any existing requirements for reporting net income or Other Comprehensive Income (“OCI”). An entity is required to disaggregate the total change of each component OCI and separately present (1) reclassification adjustments and (2) current-period OCI. Additionally, the amendments requires an entity to present information about significant items reclassified out of AOCI by component either (1) on the face of the statement where net income is presented of (2) as a separate disclosure in the notes to the financial statements. The ASU does not change the current requirements for interim financial statement reporting or comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company is currently evaluating the impact of ASU No. 2013-02 will have on its financial statements but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flows.

2.  ACQUISITIONS

2012 Acquisition – Watteredge (“WE”)

On May 31, 2012, Coleman, through a 100%-owned subsidiary, completed the acquisition of most of the operating assets (and assumed certain liabilities) of Watteredge, Inc., (“WE”) an Ohio corporation that designs, manufactures and sells secondary power connectors, including electric arc furnace cables, resistance welding cables, industrial high-performance copper bus and accessories, and other high performance power conduction devices and accessories. WE serves the steel, chemical, chlorine, power generation, fiberglass and automotive industries and sells its products and services worldwide. Coleman retained WE’s workforce and has continued all of WE’s production at its current manufacturing plant in Avon Lake, Ohio. We believe the acquisition of WE strengthens and provides for greater diversification of our overall portfolio.

The acquisition of the assets of WE, whose sales were nearly $25,000 for 2011, was structured as an all-cash transaction valued at approximately $33,922 (equal to a $35,000 preliminary purchase price adjusted by a $1,078 working capital adjustment). The transaction was funded with proceeds from Coleman’s existing credit facility. WE has been included as a component of our Engineered Solutions segment reported herein.

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

Acquisition of Technology Research Corporation (“TRC”)

On May 16, 2011, we completed the acquisition of 100% of the outstanding stock of TRC pursuant to a merger agreement under which each outstanding share of TRC common stock was converted into the right to receive $7.20 per share payable in cash. For its fiscal year ended March 31, 2011, TRC had revenues of $35,982 and net income of $1,545. TRC is a recognized leader in providing cost effective engineered solutions for applications involving power management and control, intelligent battery systems technology and electrical safety products based on proven ground fault sensing and Fire Shield ® technology. These products are designed, manufactured and distributed to the consumer, commercial and industrial markets worldwide. TRC also supplies power monitors and control equipment to the United States military and its prime contractors. We believe the TRC acquisition both strengthens and diversifies our overall portfolio. TRC was publicly traded on the NASDAQ prior to its acquisition by Coleman. We completed the TRC acquisition as the result of a successful public tender offer to acquire all outstanding shares of TRC. The total purchase price consideration for TRC was $51,510, including the acquisition-date fair value of an approximate 4.8% interest in TRC’s common stock acquired by Coleman prior to submitting its acquisition proposal for TRC.

We integrated a portion of TRC’s legacy business into our Distribution segment during 2011. The remainder of TRC’s legacy business, primarily its military and specialty vehicle business, has not yet been integrated into our two historic reportable segments, and comprises the Engineered Solutions segment reported herein. For the post-acquisition period ended December 31, 2011, TRC had sales and a net loss of $20,602 and $(561), respectively.

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

Each of the above acquisitions has been included in our consolidated financial statements, including our results of operations, beginning from each respective acquisition date. Accordingly, the consolidated statements of income for 2012 includes the full impact of operations for the assets acquired in connection with the 2011 Acquisitions, but only seven months of results for WE.

We incurred acquisition-related costs, including outside legal, consulting and other fees, of $443 for 2012 and $2,821 for 2011. These costs have been recorded as a component of selling, general and administrative expenses in our consolidated statements of income.

Purchase Price Allocations

Each of the above acquisitions was accounted for under the purchase method of accounting. Accordingly, we have allocated the purchase price for each acquisition to the net assets acquired based on the related estimated fair values at each respective acquisition date. The expected long-term growth, increased market position and expected synergies to be generated from the acquisitions are the primary factors which gave rise to acquisition prices for each of the acquisitions, which resulted in the recognition of goodwill.

The purchase price allocations for TRC, FCWC and CWC were finalized in 2011. At the end of the first quarter of 2012, we finalized our purchase accounting for DE as certain purchase price and other matters relative to this acquisition were resolved. As a result, the total purchase price was lowered by $833, with a corresponding reduction in the goodwill recorded with respect to this acquisition. The purchase price allocation for WE was finalized during the third quarter of 2012 which resulted in an additional $248 in purchase price with a corresponding increase recorded to goodwill during the third quarter of 2012.

The table below summarizes the final allocations of purchase price related to the 2011 Acquisitions and Watteredge.

	2011 Acquisitions			2012
	DE	FCWC and CWC	TRC	WE
Cash and cash equivalents	$—	$—	$8,180	$—
Accounts receivable	2,123	—	4,073	2,720
Income tax receivable	—	—	1,077	—
Inventories	3,129	1,631	8,794	2,249
Prepaid expenses and other current assets	—	44	314	59
Property, plant and equipment	157	3,687	4,668	3,363
Other assets	—	—	33	—
Deferred income tax asset	18	288	309	170
Intangible assets	2,115	1,200	8,287	17,020
Goodwill	2,550	696	23,541	10,742

Total assets acquire	10,092	7,546	59,276	36,323

Current liabilities	—	—	(4,515)	(2,401)
Deferred income tax liability	—	(248)	(3,251)	—

Total liabilities assumed	—	(248)	(7,766)	(2,401)

Net assets acquired	$10,092	$7,298	$51,510	$33,922

A total of approximately $16,900 of goodwill is deductible for income tax purposes of which $11,348 is attributable to WE. All of the goodwill of DE, FCWC, and CWC has been assigned to our Distribution segment. TRC goodwill has been allocated between our Distribution and Engineered Solutions segments. WE goodwill has been allocated to our Engineered Solutions segment.

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

The purchase price allocation to identifiable intangible assets, which are all amortizable, along with their respective weighted-average amortization periods at the acquisition date are as follows:

		2011 Acquisitions			2012
	Weighted-Average Amortization Period	DE	FCWC and CWC	TRC	WE
Customer relationships	6	$900	$600	$1,460	$9,000
Trademarks and trade names	6	610	600	1,450	6,600
Developed technology	3	560	—	2,000	970
Contractual agreements	3	—	—	2,900	—
Non-competition agreements	2	45	—	80	—
Backlog	1	—	—	340	450
Other	6	—	—	57	—

Total intangible assets		$2,115	$1,200	$8,287	$17,020

Unaudited Selected Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our estimate of combined results of operations assuming that our only material business combination consummated during 2012, WE, had taken place on January 1, 2011. The unaudited pro forma combined results of operations were prepared using historical financial information of WE, and we make no representation with respect to the accuracy of such information.

	Year Ended December 31,
	2012	2011
Net sales	$924,887	$892,283
Net income	23,961	17,536

The following unaudited pro forma financial information summarizes our estimate of combined results of operations assuming that our only material business combination consummated during 2011, TRC, had taken place on January 1, 2010. The acquisitions of DE, FCWC, and CWC are immaterial for pro forma presentation. The unaudited pro forma combined results of operations were prepared using historical financial information of TRC, and we make no representation with respect to the accuracy of such information.

	Year Ended December 31,
	2011	2010
Net sales	$880,429	$738,713
Net income	16,675	5,457

The pro forma combined results of operations reflect adjustments for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, income tax expense, and exclude acquisition costs. The unaudited pro forma information is presented for informational purposes only and does not include any anticipated cost savings or other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisitions of WE and TRC occurred on the date indicated or may result in the future.

3.  GOODWILL, INTANGIBLE ASSETS AND ASSET IMPAIRMENTS

Goodwill

Changes in the carrying amount of goodwill by reportable business segment were as follows:

	Distribution Segment	OEM Segment	Engineered Solutions Segment	Total
Gross balances	$98,499	$11,725	$—	$110,224
Impairment losses	(69,498)	(11,725)	—	(81,223)
Foreign currency translation adjustment	133	—	—	133

Balance as of January 1, 2011	$29,134	$—	$—	$29,134

Acquisitions	5,040	—	22,580	27,620
Foreign currency translation adjustments	(30)	—	—	(30)

Balance as of December 31, 2011	$34,144	$—	$22,580	$56,724

Acquisitions	—	—	10,742	$10,742
Foreign currency translation adjustments	37	—	—	37
Purchase Accounting Adjustments	(833)	—	(135)	(968)

Balance as of December 31, 2012	$33,348	$—	$33,187	$66,535

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

We performed our annual goodwill impairment test as of December 31, 2012, with no indication of potential impairment. Our test indicated that the estimated fair value of all reporting units other than TRC Military and TRC OEM discussed below, had excess fair values of no less than 16% of their carrying values as of December 31, 2012.

Our remaining two reporting units, with recorded goodwill of $20,518 for TRC Military and $1,925 for TRC OEM, reported within our Engineered Solutions segment, had excess fair values of 7% and 13% of their carrying values, respectively, as of December 31, 2012. The overall TRC business was acquired in 2011 in order to strengthen and diversify our overall portfolio. Since the acquisition 18 months ago, we have been assessing the progress of our new products and determining the appropriate time for introduction into the market, both of which may impact our short-term and long-term growth projections. Our assumptions reflect the anticipated growth in these businesses due to the introduction and improved results gained through these new products. We also considered the economic conditions of the end-markets are products reside in when assessing our growth assumptions.

TRC Military serves as a subcontractor to customers who sell directly to the U.S. military for defense related programs. We finished 2012 operating our business amongst a general uncertainty involving future U.S. military spending. In arriving at the fair value of this reporting unit, we considered the potential risks of not meeting forecasted results given the uncertainties surrounding additional U.S. government spending reductions in 2013. We are preparing for the automatic spending reductions, generally referred to as “sequestration”, although we do not definitively know the full impact that these reductions will have on our business. Our products are used in specific niche end-markets supporting the U.S. military, and any meaningful reduction in spending by the government may impact our results of operations in 2013 and future years.

TRC OEM provides a variety of products serving end-markets for power management and protection solutions. The growth of this business is dependent upon the development of new products to accompany our existing product line. In arriving at the fair value of this reporting unit, we considered the timing and related impact of when we believe our new products will become available to our customers.

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

The use of different assumptions, estimates, or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit. As of the December 31, 2012 annual impairment test date, changes in the assumptions in excess of : 1) a 6% decrease in the estimated sales growth rate, without a change in the discount rate, for TRC Military and TRC OEM respectively, 2) an assumption that our long-term growth rate would decrease by 300 basis points, without a change in the discount rate, for TRC Military and TRC OEM reporting units or; 3) a 140 and 130 basis point increase in the discount rate for TRC Military and TRC OEM, without a change in sales projections for TRC Military and TRC OEM reporting units used to discount the aggregate estimate cash flows to its net present value in determining their estimated fair values could potentially result in a goodwill impairment charge.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units.

We test the carrying amount of our finite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This assessment employs a two-step approach. The first step is used to determine if a potential impairment exists while the second step measures the associated impairment loss (if any). An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The asset groups tested under our impairment tests reflect the shared nature of our facilities and manufacturing capacity. The second step of the impairment test involves measuring the amount of the impairment loss to be recorded. The amount of the impairment loss recorded is equal to the excess of the asset or asset group’s carrying value over its fair value. For 2012 and 2011, no asset impairments were identified relative to our long-lived property, plant and equipment or our finite-lived intangible assets, other than among assets held for sale. We recorded $324 of asset impairment in 2010.

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

Intangible Assets

The following summarizes our intangible assets at December 31, 2012 and 2011, respectively:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog	$790	$(696)	$94	$340	$(340)	$—
Customer relationships	68,462	(49,417)	19,045	59,454	(44,179)	15,275
Contractual Agreements	2,900	(1,269)	1,631	2,900	(773)	2,127
Developed Technology	3,530	(1,078)	2,452	2,560	(550)	2,010
Non-competition agreements	1,125	(1,073)	52	1,125	(1,019)	106
Trademarks and trade names	17,602	(3,507)	14,095	11,010	(2,240)	8,770
Other	59	(11)	48	57	(5)	52

Total	$94,468	$(57,051)	$37,417	$77,446	$(49,106)	$28,340

Our intangible assets are being amortized over their estimated useful lives. The customer-relationship, contractual agreements, trademarks and trade names, and developed technology intangibles are being amortized using an accelerated amortization method which reflects our estimate of the pattern in which the economic benefit derived from such assets will be consumed. Amortization expense for intangible assets was $7,945 and $7,025 for the years ended December 31, 2012 and 2011, respectively. Expected amortization expense for intangible assets over the next five years is as follows:

2013	$8,112
2014	6,600
2015	5,259
2016	3,573
2017	2,375

Asset Impairments

In 2010, we recorded $324 of asset impairment charges in relation to certain of our closed properties currently being marketed for sale, with such impairments reflecting a decline in the estimated fair value of such properties.

4.  RESTRUCTURING AND INTEGRATION ACTIVITIES

We recorded $1,615 in restructuring costs in 2012, including most notably, $1,007 related to equipment moving and other close-related costs and $286 for severance incurred in connection with the closure of our manufacturing facility in Texarkana, Arkansas. The remaining $322 represents holding costs related to facilities closed in prior years. As planned, we ceased all production at this facility in July 2012 and operations of this facility have been moved to other existing manufacturing facilities.

We incurred restructuring charges of $1,953 during both 2011 and 2010. Most notably, during the third quarter of 2011, we recorded $857 in severance costs for positions eliminated in connection with our realignment of our Canadian distribution and support operations. As part of this realignment, at the end of the fourth quarter of 2011, we vacated our then Toronto-based distribution facility, with a majority of our Canadian distribution being transitioned to our existing distribution facility in Wisconsin and a new, smaller Toronto-based distribution facility. In addition to the $857 in severance recorded in 2011, we also recorded $438 in connection with vacating and terminating the lease associated with the closed Toronto facility. Restructuring costs for both 2011 and 2010 also included lease termination and other holding costs related to facilities closed in prior years, consisting of one leased and one owned facility for which we continue to pay holding costs.

Our restructuring reserve was $1,245 and $3,139 as of December 31, 2012 and 2011, respectively, recorded within accrued liabilities and other long-term liabilities. The 2011 balance is comprised, in part, of the remaining $815 severance accrual primarily related to our Canadian re-alignment. The balance in the reserve for both 2012 and 2011 represents our estimate of the remaining liability existing relative to three closed properties under lease and which is equal to our remaining obligation under such lease reduced by estimated sublease rental income reasonably expected for the property. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of a lease termination, sublease agreement, or changes in the related market in which the property is located.

Restructuring expense is not segregated by reportable segment as our operating segments share common production processes and manufacturing facilities, as discussed in Note 18 below.

The following table summarizes restructuring activities:

	Lease Holding Costs	Severance & Other Closing Costs	Total
Restructuring Activities
BALANCE — December 31, 2010	$2,383	$—	$2,383

Provision	477	1,476	1,953
Uses	(536)	(661)	(1,197)

BALANCE — December 31, 2011	$2,324	$815	$3,139

Provision	(184)	1,799	1,615
Uses	(940)	(2,569)	(3,509)

BALANCE — December 31, 2012	$1,200	$45	$1,245

5.  INVENTORIES

Inventories consisted of the following:

	December 31,
	2012	2011
FIFO cost:
Raw materials	$44,874	$39,209
Work in progress	3,391	3,853
Finished products	64,325	65,627

Total	$112,590	$108,689

6.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2012	2011
Salaries, wages and employee benefits	$9,597	$8,825
Sales incentives	10,694	10,460
Interest	9,427	9,382
Other	8,490	7,095

Total	$38,208	$35,762

7.  DEBT

Total borrowings were as follows:

	December 31,
	2012	2011
Revolving credit facility expiring October 1, 2016	$50,430	$30,000
9% Senior Notes due February 15, 2018, including unamortized discount of $2,286 and $2,735, respectively	272,714	272,265
Capital lease obligations	695	836

	323,839	303,101
Less current portion	(35,566)	(166)

Long-term debt	$288,273	$302,935

Senior Secured Revolving Credit Facility

We have a $250,000, five-year revolving credit facility agreement, with an accordion feature that allows us to increase our borrowings by an additional $50,000 (the “Revolving Credit Facility”). The Revolving Credit Facility, which expires on October 1, 2016, is an asset-based loan facility, with a $20,000 Canadian facility sublimit, and which is secured by substantially all of our assets, as further detailed below. We incurred $1,500 in fees and direct costs related to negotiating the Revolving Credit Facility in 2011. These respective fees and costs are being amortized over the life of the revolver. At December 31, 2012, we had $50,430 in borrowings under the facility, with $131,635 in remaining excess availability. At December 31, 2011, we had $30,000 in borrowings under the credit facility, with $120,288 in remaining excess availability. The $50,430 in borrowings under the Revolving Credit Facility approximates fair value of such debt at December 31, 2012 (Level 2).

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

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $250,000 or (2) the sum of 85% of eligible accounts receivable, 70% of eligible inventory, with a maximum amount of borrowing-base availability which may be generated from inventory of $150,000 for the U.S. portion and $12,000 Canadian for the Canadian portion, and an advance rate to be 75% of certain appraised real estate and 85% of certain appraised equipment and capped at $62,500, with a $15,000 sublimit for letters of credit.

The Revolving Credit Facility is guaranteed by CCI International Inc. (“CCI International”), TRC (excluding TRC’s 100%-owned foreign subsidiary, TRC Honduras, S.A. de C.V.), Patco Electronics (“Patco”), and WE, each of which are 100%-owned domestic subsidiaries, and is secured by substantially all of our assets and the assets of each of CCI International, TRC, Patco, and WE, including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of CCI International, TRC, Patco and WE and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.

Our effective interest rate for borrowings made under the Revolving Credit Facility was 2.2% in 2012, as compared to 3.07 % in 2011, reflective of higher borrowings at the prime rate.

As of December 31, 2012, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (“Senior Notes”)

Our Senior Notes mature on February 15, 2018 and have an aggregate principal amount of $275,000 and a 9% coupon rate. Interest payments are due on February 15th and August 15th.

The Indenture relating to our Senior Notes contains customary covenants that limit us and our restricted subsidiaries with respect to, among other things, incurring additional indebtedness, making restricted payments, creating liens, paying dividends, consolidating, merging or selling substantially all of their assets, entering into sale and leaseback transactions, and entering into transaction with affiliates. Additionally, all our domestic restricted subsidiaries that guarantee the Revolving Credit Facility are required under the Indenture to guarantee our obligations under the Senior Notes. Following the acquisitions of TRC, Patco, and WE each became a guarantor subsidiary of our Revolving Credit Facility, and the 2018 Senior Notes.

Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining term of the Senior Notes. As of December 31, 2012, we were in compliance with all of the covenants of our Senior Notes.

Senior Notes	December 31, 2012
Face Value	$275,000
Fair Value (Level 1)	$297,687
Interest Rate	9%
Interest Payment	Semi-Annually February 15th and August 15th
Maturity Date	February 15, 2018
Guarantee	Jointly and severally guaranteed fully and unconditionally by our 100% owned subsidiaries, CCI International, Inc., Patco, TRC and WE

	Beginning Date	Percentage
Optional redemption (1)	February 15, 2014	104.50%
	February 15, 2015	102.25%
	February 15, 2016	100.00%

(1)	The Company may, at its option, redeem the Senior Notes, in whole at any time or in part from time to time, on or after the above-noted dates and at the above-noted percentages of the principal amount thereof (plus interest due).

At December 31, 2012, annual maturities of long-term debt for each of the next five years and thereafter are shown in the below table.

2013	174
2014	174
2015	179
2016	167
2017	1
Subsequent to 2017	275,000

Total debt maturities	275,695
Revolving Credit Facility	50,430
Unamortized premium on long-term debt	(2,286)

Total debt	$323,839

Our Indenture governing the Senior Notes and Revolving Credit Facility contains covenants that limit our ability to pay dividends.

Debt Issue Costs

We have incurred debt issuance costs in connection with our Senior Note issuances and our Revolving Credit Facility, including amendment fees related to the Revolving Credit Facility. These fees are being amortized over the remaining term of the Senior Notes and Revolving Credit Facility, respectively. Amortization of debt issuance costs was $1,677, $1,510 and $1,766 in 2012, 2011 and 2010, respectively.

8.  INCOME TAXES

Our income before income taxes includes the following components:

	2012	2011	2010
Income before income taxes
U.S	$30,720	$21,822	$1,341
Foreign	4,893	3,601	3,869

Total income before taxes	$35,613	$25,423	$5,210

The provision for income tax expense (benefit) consists of the following:

	2012	2011	2010
Current tax expense	$12,979	$6,380	$2,397
Deferred income tax expense (benefit)	(870)	1,602	(914)

Total income tax expense	$12,109	$7,982	$1,483

Our current tax expense for 2012 consisted of U.S. and foreign current tax amounts of $12,125 and $854, respectively, and our deferred tax benefit for 2012 consisted of U.S. and foreign deferred tax amounts of $(730), and $(140), respectively.

Our current tax expense for 2011 consisted of US and foreign current tax amounts of $5,736 and $644, respectively, and our deferred tax expense for 2011 consisted of US and foreign deferred tax amounts of $1,495 and $107, respectively.

Our current tax expense for 2010 consisted of US and foreign current tax amounts of $1,335 and $1,062, respectively, and our deferred tax expense benefit for 2010 consisted of US and foreign deferred tax amounts of $(1,029) and $115, respectively.

Our deferred taxes result primarily from the tax effect of differences between the financial and tax basis of assets and liabilities based on enacted tax laws. Valuation allowances, if necessary, are provided against deferred tax assets that are not likely to be realized. We believe our deferred tax assets will be fully utilized based on projections for future earnings and tax planning strategies. Additionally, we believe our income tax filing positions and deductions will be sustained and, thus, we have not recorded any reserves related to our deferred tax assets, or related accruals for interest and penalties, or uncertain income tax positions under the accounting guidance at either December 31, 2012 or 2011.

Significant components of deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Reserves not deducted for tax:
Allowances for uncollectible accounts	$627	$577
Legal reserves	130	133
Inventories	2,923	2,013
Employee benefits	677	773
Tax credits	72	442
Stock-based compensation	5,004	5,018
Other	1,607	1,386
Deferred tax liabilities:
Depreciation and amortization	(11,506)	(11,829)
Other	(1,621)	(1,285)

Net deferred tax asset (liability)	$(2,087)	$(2,772)

The reconciliation between income tax amounts at the statutory tax rate to income tax expense recorded on our consolidated income statement is as follows:

	2012	2011	2010
Income taxes at federal statutory rate	$12,465	$8,899	$1,824
Increase (decrease) in income taxes resulting from:
State tax benefit (net of federal tax effect)	1,287	1,010	81
Foreign tax rate differential	(899)	(509)	—
Section 199 deduction	(580)	(492)	(179)
Tax credit	—	(451)	(309)
Other	(164)	(475)	66

Income taxes	$12,109	$7,982	$1,483

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We provide for U.S. deferred taxes and foreign withholding tax on undistributed earnings not considered permanently reinvested in our Canadian subsidiary. We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investment in our Honduran subsidiary, which totaled $10,386 and $7,816 as of December 31, 2012 and 2011, as we consider this investment permanent in duration. Accordingly, the corresponding estimate of additional deferred taxes related thereto that have not been provided for as of December 31, 2012 and 2011 is approximately $3,635 and $2,735, respectively. At December 31, 2012 and 2011, we had $2,266 and $1,542, respectively, in cash held in Honduras. If transferred, the Company would have to accrue and pay taxes on the amount repatriated. The Company does not currently intend to repatriate any of the funds held in Honduras.

Our state and foreign income tax returns for the tax years 2005 and later remain subject to examination by various state and foreign taxing authorities. The Internal Revenue Service has completed reviews of our federal income tax returns through 2009. We are currently under examination by the Canada Revenue Agency for tax years 2006 and 2007.

9.  COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $5,256, $6,308 and $5,910 for 2012, 2011 and

2010, respectively. Minimum future lease payments under capital and operating leases, with non-cancelable initial lease terms in excess of one year as of December 31, 2012, were as follows:

	Capital Leases	Operating Leases
2013	$185	$4,856
2014	183	4,252
2015	183	3,697
2016	167	3,062
2017	1	2,220
After 2017	—	2,604

Total	$719	$20,691

Less: Amounts representing interest	26

Present value of future minimum lease payments	695
Less: Current obligations under capital leases	174

Long-term obligations under capital leases	$521

We record our obligation under capital leases within debt in the accompanying consolidated balance sheets (see Note 7). The gross amount of assets recorded under capital leases as of December 31, 2012 and 2011 was $1,755 and $1,729, respectively. Accumulated depreciation was $1,062 and $881 at December 31, 2012 and 2011, respectively. We depreciate these assets over the shorter of their related lease terms or estimated useful lives.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a joint and several Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of December 31, 2012 and December 31, 2011, we had a $331 and $341 accrual, respectively, recorded for this liability.

We recently received a civil complaint for $2,300 plus attorney’s fees and expenses related to a recent acquisition. We believe the civil complaint lacks merit and is not payable by us. We have not provided for this claim in accordance with ASC 450 as we do not believe an unfavorable outcome is probable and estimable at this time.

Although no assurances are possible, we believe that our accruals related to the environmental litigation and other claims are sufficient and that these items and our rights to available insurance and indemnities will be resolved without material effect on our financial position, results of operations or cash flows.

10.  DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. We had no hedge positions at December 31, 2012 to which hedge accounting was applied. Cash settlements related to derivatives are included in the operating section of the consolidated statement of cash flows.

As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our consolidated balance sheets, gross values are netted and classified within Prepaid expenses and other current assets or Accrued liabilities depending upon our aggregate net position at the balance sheet date.

Commodity Derivatives	Contract Position (In Total Pounds)			Fair Value
	Long	Short	Cash Collateral Posted	Asset	Liability
Copper futures contracts outstanding as of (1):
Period ended December 31, 2012	—	625	$193	$—	$66
Period ended December 31, 2011	450	625	$113	$—	$5

(1)	All of our copper futures contracts mature in less than three months and are tied to the price of copper on the COMEX and, accordingly, the value of such futures contracts changes directly in relation thereto.

As of December 31, 2012 and 2011, no cumulative losses or gains existed in Other Comprehensive Income (“OCI”). As hedge accounting has not been applied to any of our open hedges at December 31, 2012, no associated losses or gains have been recorded within OCI.

Derivatives Not Accounted for as Hedges Under the Accounting Rules	Gain (Loss) Recognized in Income	Location of Gain(Loss) Recognized in Income
Copper commodity contracts:
Year Ended December 31, 2012	$(99)	Cost of goods sold
Year Ended December 31, 2011	$572	Cost of goods sold
Year Ended December 31, 2010	$(1,264)	Cost of goods sold

11.  EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of time-based vesting restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore, participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of December 31, 2012, there were 176 shares of time-based vesting restricted stock outstanding.

For the respective years ended December 31, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Year Ended December 31,
Components of Basic and Diluted Earnings per Share	2012	2011	2010
Basic EPS Numerator:
Net income	$23,504	$17,441	$3,727
Less: Earnings allocated to participating securities	(239)	(283)	(87)

Net income allocated to common shareholders	$23,265	$17,158	$3,640

Basic EPS Denominator:
Weighted average shares outstanding	17,089	17,090	16,925
Basic earnings per common share	$1.36	$1.00	$0.22
Diluted EPS Numerator:
Net income	$23,504	$17,441	$3,727
Less: Earnings allocated to participating securities	(236)	(279)	(87)

Net income allocated to common shareholders	$23,268	$17,162	$3,640

Diluted EPS Denominator:
Weighted average shares outstanding	17,089	17,090	16,925
Dilutive common shares issuable upon exercise of stock options	234	220	66

Diluted weighted average shares outstanding	17,323	17,310	16,991

Diluted earnings per common share	$1.34	$0.99	$0.21

To the extent stock options and awards are anti-dilutive, they are excluded from the calculation of diluted weighted average shares outstanding. Awards with respect to 771, 771 and 1,121 common shares were not included in the computation of diluted earnings per share for 2012, 2011 and 2010, respectively, because they were anti-dilutive.

12.  SHAREHOLDER’S EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. In April 2008, an amended and restated plan was approved by shareholders that, among other things, added stock appreciation rights, restricted or unvested stock, restricted stock units, performance shares, performance units and incentive performance bonuses as available awards under the plan. In April 2011, this existing plan was amended to, among other things, expand the number of awards that may be issued, equal to 2,940 shares of stock. Total stock-based compensation expense was $1,235, $3,173 and $2,575 in 2012, 2011 and 2010, respectively. At December 31, 2012, 2011 and 2010, there was $300, $763 and $2,076, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements that we expect will vest and be recognized over a weighted-average period of 1.69, 1.28, and 1.8 years.

Stock Options

No stock options were issued in 2012 or 2011.

In 2010, we granted 150 stock options which have a ten-year life and vest over a four-year period in three equal installments beginning two years from the date of grant. We utilize the fair value method in accounting for stock-compensation expense, estimating the fair value of options granted under our plan at each related grant date using a Black-Scholes option-pricing model. Historically, we have determined the value of all stock options using the simplified method, as prescribed in the accounting guidance, due to our lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term and due to the limited period of time our equity shares have been publicly traded.

The following table sets forth information about the weighted-average fair value of options granted during 2010 utilizing the simplified method, and the weighted-average assumptions used for such grants:

2010
Fair value of options at grant date (per share)	$3.30
Dividend yield	0%
Expected volatility	88.5%
Risk-free interest rate	2.70%
Expected term of options	6 years

Changes in stock options for 2012 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding on January 1, 2012	1,391	$11.07	5.8	$2,012
Granted	—	—	—	—
Exercised	(3)	8.45	—	11
Forfeited or expired	—	—	—

Outstanding on December 31, 2012	1,388	$11.09	4.8	$2,352

At December 31, 2012:
Vested or expected to vest	1,372	$11.17	4.8	2,271
Exercisable	517	5.66	5.8	1,803

In 2011 there were 15 stock option exercises with an intrinsic value of $45. There were no stock option exercises in 2010. Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value. We have no policy or plan to repurchase common shares to mitigate the dilutive impact of options.

As of December 31, 2011 and 2010, we had 1,374 and 1,372 vested stock options with an aggregate intrinsic value of $1,941 and $860, respectively.

Additional information regarding options outstanding as of December 31, 2012 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms
$0-$10	617	$5.46	6.02
$10-$20	716	$14.97	3.79
$20-$25	55	$23.62	4.36

Stock Awards

In January 2012, the Company awarded unvested common shares to members of its Board of Directors. In total, non-management board members were awarded 55 unvested shares with an approximate aggregate fair value of $500. For the year-ended December 31, 2011 and 2010 we awarded 89 and 166 unvested shares with an approximate aggregate fair value of $560 and $557, respectively. One-third of the shares vest on the first, second and third anniversary of the grant date. These awarded shares are participating securities which provide the recipient with both voting rights and, to the extent dividends, if any, are paid by the Company, non-forfeitable dividend rights with respect to such shares. For the year-ended December 31, 2011 and 2010 there were 303 and 131 vested common shares with a weighted-average fair value of $1,300 and $622, respectively.

Changes in nonvested shares for 2012 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	682	$4.28
Granted	55	9.06
Vested	(179)	4.16
Forfeited	—	—

Nonvested at December 31, 2012	558	$4.79

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

In addition, in the first quarter of 2010, 258 performance shares that settled in cash rather than stock were also granted to certain members of management. If, at any time up to ten years after the date of grant, the Company’s common stock attains three separate incrementally increasing stock price goals beginning with a price representing approximately 350% of the average stock price on the date of grant, a portion of the awards will vest. On July 7, 2011, the first tranche of these shares reached their vesting price. Accordingly, the equivalent of 58 shares of common stock was paid in cash on the respective date. The cash-settled shares are re-measured each balance sheet date using a Monte Carlo model and recorded as a liability. At December 31, 2012, these cash-settled shares were measured using an assumption of 84.6% volatility, and a risk-free rate of 1.21%, resulting in an estimated aggregate fair value of approximately $2,568, which is recorded to the stock compensation liability over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 0.7 years as of December 31, 2012.

Treasury Stock

On August 3, 2011, our Board of Directors authorized the purchase of up to 500 shares of the Company’s common stock in open market or privately-negotiated transactions. The repurchase plan expires in August 2013. To date, we have purchased 426 shares pursuant to this repurchase program. There can be no assurance that any additional share purchases will be made. The number of shares actually purchased in future periods will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions, and management’s assessment of competing alternatives for capital deployment. In 2012, we repurchased 123 shares at a total cost of $1,129, including commissions, of common stock, including shares repurchased from employees of the Company that were withheld to satisfy tax withholding obligations due upon vesting of a restricted stock award.

Dividends Paid

We declared and paid three cash dividends of $0.02 per share in the second, third and fourth quarters of 2012 totally $1,056. We declared a $0.02 per share dividend on March 5, 2013 payable March 30, 2013 for shareholders of record as of March 15, 2013.

13.  RELATED PARTIES

We lease our corporate office facility from certain members of our Board of Directors and executive management, and we made rental payments of $417, $475 and $330 in 2012, 2011 and 2010, respectively. In addition, we previously leased three manufacturing facilities from an entity in which one of our executive officers has a substantial minority interest, and we paid a total of $1,105 and $1,176 in 2011 and 2010, respectively. On January 16, 2012, we purchased these three manufacturing facilities for $6,505.

14.  BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. Considering such matching contributions, we recorded expenses totaling $1,307, $1,075 and $952, related to these savings plans during 2012, 2011 and 2010, respectively.

Riblet Pension Plan

As a result of its merger with Riblet Products Corporation (“Riblet”) in 2000, the Company is responsible for a defined-benefit pension plan of Riblet. The Riblet plan was frozen in 1990 and no additional benefits have been earned by plan participants since that time. A total of 75 former employees of Riblet currently receive or may be eligible to receive future benefits under the plan.

As of December 31, 2012, the plan had total assets of $1,612 and a benefit obligation of $1,073. The resulting funded status is $539.

For the years ended December 31, 2012 and 2011, we recorded net period pension expense of $57 and $58, respectively.

The table below presents the Riblet plan assets using the fair value hierarchy, as of the periods ending December 31, 2012 and December 31, 2011. The plan’s investments are held in the form of cash, group fixed and variable deferred annuities, real estate, and other investments.

	Fair Value Measurement
	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and other mutual funds	$43	$—	$—	$43	$8	$494	$—	$502
Equity securities	—	461	—	461	—	789	—	789
Fixed-income Securities	—	1,108	—	1,108	—	270	—	270

Total	$43	$1,569	$—	$1,612	$8	$1,553	$—	$1,561

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

As of the periods ending December 31, 2012 and December 31, 2011, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents, derivatives, and equity securities. There were no transfers of assets between levels for year ended December 31, 2012.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash & Cash Equivalents	$9,562	$—	$—	$9,562	$9,746	$—	$—	$9,746
Derivative Assets, Net of Collateral	127	—	—	127	108	—	—	108
Available for Sale Securities	—	—	—	—	—	—	—	—

Total	$9,689	$—	$—	$9,689	$9,854	$—	$—	$9,854

16.  INSURANCE-RELATED SETTLEMENT

In 2005, we experienced a theft of inventory resulting from break-ins at our manufacturing facility in Miami Lakes, Florida, which we have since closed. In 2008, as a result of failing to secure satisfactory settlement of the matter with our insurers, we commenced legal action in regards to this matter and recorded an allowance for the related insurance receivable. Accordingly, we recorded a $1,588 non-cash charge in 2008 that fully reserved the insurance receivable reflected on our consolidated balance sheet for the theft of the related inventory and associated product reels. During the fourth quarter of 2011, we received payment of $1,250 in settlement of this matter. This amount has been recorded within selling, general and administrative expense.

17.  OTHER INCOME (LOSS)

In 2012 we recorded a loss of $214 primarily related to the impact of exchange rate changes on our Canadian subsidiary. In 2011, we recorded a loss of $300 as compared to a gain of $230 in 2010, primarily reflecting the impact of exchange rate changes on our Canadian subsidiary.

Additionally, in 2011, in accordance with our purchase accounting relating to TRC, we recorded an accrual of $378, reflecting our best estimate of TRC’s obligation under the terms of an earn-out provision at the time of our acquisition of TRC. During the fourth quarter of 2011, it was determined that this liability was no longer necessary, and the accrual was reversed with a corresponding offset recorded within other income.

18.  BUSINESS SEGMENT INFORMATION

We have three reportable segments: (1) Distribution, (2) OEM and (3) Engineered Solutions. Our reportable segments are a function of how we are organized internally to market our customer groups and measure our financial performance. The Distribution and OEM segments serve customers within the distribution, retail, and OEM businesses. Our Engineered Solutions segment was created as the direct result of our 2011 acquisition of TRC and also includes WE, which was acquired in 2012. We integrated a portion of TRC’s legacy business into our Distribution segment during 2011. The remainder of TRC’s legacy business, primarily its military and specialty vehicle business, is reported within the Engineered Solutions segment.

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

Revenues by business segment represent sales to unaffiliated customers and no one customer or group of customers under common control accounted for more than 10% of consolidated net sales. No sales were made among reportable segments for the periods ended December 31, 2012, 2011, and 2010.

End Markets	Principal Products	Applications	Customers
Distribution Segment

Retail Distribution	Extension cords, trouble lights, battery booster cables, battery cables and accessories, surge and strip and electronic cable products	Wide variety of consumer applications	National and regional mass merchandisers, home centers, hardware distributors, warehouse clubs and other consumer retailers

Electrical Distribution	Industrial power, electronic and communication cables, low voltage wire and assembled products	Construction and industrial MRO applications	Buying groups, national chains and independent distributors

Wire and Cable Distribution	Industrial power, electronic and communication cables and low voltage wire	Construction and industrial MRO applications	OEMs, MRO and project-oriented contractors, and independent distributors

Industrial Distribution	Extension cords, ground fault circuit interrupters, industrial cord reels, custom cords, trouble lights, portable halogen lights and electrical/electronic cables	Various commercial construction and industrial applications	Specialty, tool and fastener distributors, MRO/industrial catalog houses and retail/general construction supply houses

	Irrigation, sprinkler and polyethylene golf course cables	Commercial and residential sprinkler systems, low voltage lighting applications and well pumps	Turf and landscape, golf course and submersible pump distributors

OEM Segment
OEM	Custom cables and specialty copper products	Various applications across various OEM businesses	OEMs

Engineered Solutions Segment
TRC Military	Power management and control, intelligent battery systems	Various power management devices	Military and military contractors

TRC OEM	Technology and electrical safety products	Various electrical safety applications	Independent distributors and OEMs

Watteredge	Secondary power connectors and other high performance power conduction devices and accessories	Various applications and uses for power requirements	Steel, chemical, chlorine, power generation, fiberglass and automotive industries

Financial data for the Company’s reportable segments is as follows:

	Year Ended December 31,
	2012	2011	2010
Net Sales:
Distribution Segment	$646,007	$632,777	$525,274
OEM Segment	225,282	217,831	178,489
Engineered Solutions	43,292	16,748	—

Reporting Segment Total	$914,581	$867,356	$703,763

Operating Income:
Distribution Segment	$62,609	$60,885	$47,834
OEM Segment	17,375	15,526	13,089
Engineered Solutions Segment	4,772	(820)	—

Reporting Segment Total	84,765	75,591	60,923
Corporate	(20,945)	(22,907)	(19,941)

Consolidated operating income	$63,811	$52,684	$40,982

Net sales to external customers by our product groups are as follows:

Net Sales by Groups of Products	Years Ended December 31,
	2012	2011	2010
Industrial Wire and Cable	$455,870	$412,248	$328,405
Assembled Wire and Cable Products	212,215	237,716	196,523
Electronic Wire	208,579	177,817	154,825
Fabricated Bare Wire	37,917	39,575	24,010

Total	$914,581	$867,356	$703,763

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, and intangible amortization.

In 2012, 2011 and 2010, our consolidated net sales included a total of $65,830, $63,742 and $47,673, respectively, of net sales in Canada. In addition, we had a total of approximately $307 and $188 in tangible long-lived assets in Canada at December 31, 2012 and, 2011, respectively. We had $1,541 and $1,599 in tangible long-lived assets in Honduras at December 31, 2012 and 2011. In addition, we did not have any significant sales outside of the U.S. and Canada in 2012, 2011 or 2010.

19.  SUPPLEMENTAL GUARANTOR INFORMATION

The Senior Notes and the Revolving Credit Facility are instruments of the parent, and are reflected in their respective balance sheets. As of December 31, 2012, our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) were guaranteed by our 100% owned subsidiaries, CCI International, Inc., Patco, TRC (excluding TRC’s 100%-owned foreign subsidiary, TRC Honduras, S.A. de C.V.), and WE (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional, and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations, statements of comprehensive income and statements of cash flows for Coleman Cable, Inc. (“Parent”) and the Guarantor Subsidiaries. The consolidating financial statements have been prepared on the same basis as the consolidated financial statements of Parent. The equity method of accounting is followed within this financial information.

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
Net sales	$805,266	$43,485	$84,027	$(18,197)	$914,581
Cost of goods sold	687,864	32,257	74,075	(18,197)	775,999

Gross profit	117,402	11,228	9,952	—	138,582
Selling, general and administrative expenses	51,819	8,962	4,430	—	65,211
Intangible amortization	4,959	2,979	7	—	7,945
Restructuring charges	1,002	264	349	—	1,615

Operating income	59,622	(977)	5,166	—	63,811
Interest expense	27,926	—	58	—	27,984
Gain on available for sale securities	—	—	—	—	—
Other loss (income)	—	(2)	216	—	214

Income (loss) before income taxes	31,696	(975)	4,892	—	35,613
Income from subsidiaries	3,719	—	—	(3,719)	—
Income tax expense (benefit)	11,911	(516)	714	—	12,109

Net income (loss)	$23,504	$(459)	$4,178	$(3,719)	$23,504

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
Net sales	$814,847	$22,998	$75,676	$(46,165)	$867,356
Cost of goods sold	706,810	19,668	64,274	(46,165)	744,587

Gross profit	108,037	3,330	11,402	—	122,769
Selling, general and administrative expenses	49,552	5,648	5,907	—	61,107
Intangible amortization	5,619	1,387	19	—	7,025
Restructuring charges	324	276	1,353	—	1,953

Operating income	52,542	(3,981)	4,123	—	52,684
Interest expense	27,861	—	231	—	28,092
Gain on available for sale securities	(753)	—	—	—	(753)
Other loss (income)	10	(378)	290	—	(78)

Income (loss) before income taxes	25,424	(3,603)	3,602	—	25,423
Income from subsidiaries	838	—	—	(838)	—
Income tax expense (benefit)	8,821	(1,590)	751	—	7,982

Net income (loss)	$17,441	$(2,013)	$2,851	$(838)	$17,441

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
Net sales	$667,273	$—	$47,673	$(11,183)	$703,763
Cost of goods sold	579,548	—	38,369	(11,183)	606,734

Gross profit	87,725	—	9,304	—	97,029
Selling, general and administrative expenses	41,557	—	5,387	—	46,944
Intangible amortization	6,783	—	43	—	6,826
Asset impairments	324	—	—	—	324
Restructuring charges	1,953	—	—	—	1,953

Operating income	37,108	—	3,874	—	40,982
Interest expense	27,202	—	234	—	27,436
Loss on extinguishment of debt	8,566	—	—	—	8,566
Other income	(1)	—	(229)	—	(230)

Income before income taxes	1,341	—	3,869	—	5,210
Income from subsidiaries	2,646	—	—	(2,646)	—
Income tax expense	260	—	1,223	—	1,483

Net income	$3,727	$—	$2,646	$(2,646)	$3,727

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED

DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$23,504	$(459)	$4,178	$(3,719)	$23,504
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of tax of ($132)	—	—	144	—	144
Pension adjustments, net of tax of $6	8	—	—	—	8

OTHER COMPREHENSIVE INCOME (LOSS)	8	—	144	—	152

COMPREHENSIVE INCOME (LOSS)	$23,512	$(459)	$4,322	$(3,719)	$23,656

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED

DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$17,441	$(2,013)	$2,851	$(838)	$17,441
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax of $130	—	—	(28)	—	(28)
Unrealized investment loss	(89)	—	—	—	(89)
Pension adjustments, net of tax of $32	(50)	—	—	—	(50)

OTHER COMPREHENSIVE LOSS	(139)	—	(28)	—	(167)

COMPREHENSIVE INCOME (LOSS)	$17,302	$(2,013)	$2,823	$(838)	$17,274

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED

DECEMBER 31, 2010

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET INCOME (LOSS)	$3,727	$—	$2,646	$(2,646)	$3,727
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax of $177	—	—	293	—	293
Unrealized investment loss, net of tax of $136	(214)	—	—	—	(214)
Pension adjustments, net of tax of $94	148	—	—	—	148

OTHER COMPREHENSIVE LOSS	(66)	—	293	—	227

COMPREHENSIVE INCOME (LOSS)	$3,661	$—	$2,939	$(2,646)	$3,954

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,417	$1,709	$4,436	$—	$9,562
Accounts receivable — net of allowances	109,421	5,906	10,655	—	125,982
Intercompany receivable	829	6,738	5,945	(13,512)	—
Inventories	99,839	8,123	4,628	—	112,590
Deferred income taxes	3,332	811	128	—	4,271
Assets held for sale	1,074	—	—	—	1,074
Prepaid expenses and other current assets	1,895	1,488	688	—	4,071

Total current assets	219,807	24,775	26,480	(13,512)	257,550

PROPERTY, PLANT AND EQUIPMENT, NET	70,158	6,908	1,848	—	78,914
GOODWILL	30,842	34,147	1,546	—	66,535
INTANGIBLE ASSETS, NET	16,394	20,941	82	—	37,417
DEFERRED INCOME TAXES	—	—	329	—	329
OTHER ASSETS	8,475	—	120	—	8,595
INVESTMENT IN SUBSIDIARIES	93,589	—	—	(93,589)	—

TOTAL ASSETS	$439,265	$86,771	$30,405	$(107,101)	$449,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$35,566	$—	$—	$—	$35,566
Accounts payable	22,854	1,196	1,698	—	25,748
Intercompany payable	—	5,945	7,567	(13,512)	—
Accrued liabilities	32,817	2,352	3,039	—	38,208

Total current liabilities	91,237	9,493	12,304	(13,512)	99,522

LONG-TERM DEBT	288,273	—	—	—	288,273
OTHER LONG-TERM LIABILITIES	3,625	—	68	—	3,693
DEFERRED INCOME TAXES	4,965	1,722	—	—	6,687
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury Stock	(3,918)	—	—	—	(3,918)
Additional paid-in capital	94,470	78,030	1,472	(79,502)	94,470
Retained earnings (accumulated deficit)	(39,371)	(2,474)	15,603	(13,129)	(39,371)
Accumulated other comprehensive (loss)/income	(33)	—	30	(30)	(33)

Total shareholders’ equity	51,165	75,556	18,033	(93,589)	51,165

TOTAL LIABILITIES AND EQUITY	$439,265	$86,771	$30,405	$(107,101)	$449,340

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,086	$724	$4,936	$—	$9,746
Accounts receivable — net of allowances	105,900	3,404	11,263	—	120,567
Intercompany receivable	—	10,954	3,459	(14,413)	—
Inventories	98,596	4,662	5,431	—	108,689
Deferred income taxes	2,674	595	86	—	3,355
Assets held for sale	546	—	—	—	546
Prepaid expenses and other current assets	7,039	2,075	1,174	—	10,288

Total current assets	218,841	22,414	26,349	(14,413)	253,191

PROPERTY, PLANT AND EQUIPMENT, NET	54,404	2,766	1,787	—	58,957
GOODWILL	31,675	23,541	1,508	—	56,724
INTANGIBLE ASSETS, NET	21,353	6,901	86	—	28,340
DEFERRED INCOME TAXES	58	—	318	—	376
OTHER ASSETS	8,016	—	132	—	8,148
INVESTMENT IN SUBSIDIARIES	61,724	—	—	(61,724)	—

TOTAL ASSETS	$396,071	$55,622	$30,180	$(76,137)	$405,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$166	$—	$—	$—	$166
Accounts payable	25,154	473	3,454	—	29,081
Intercompany payable	2,552	3,459	8,402	(14,413)	—
Accrued liabilities	30,154	927	4,681	—	35,762

Total current liabilities	58,026	4,859	16,537	(14,413)	65,009

LONG-TERM DEBT	302,935	—	—	—	302,935
OTHER LONG-TERM LIABILITIES	3,184	—	10	—	3,194
DEFERRED INCOME TAXES	3,831	2,672	—	—	6,503
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury Stock	(2,789)	—	—	—	(2,789)
Additional paid-in capital	92,871	50,104	1,475	(51,579)	92,871
Retained earnings (accumulated deficit)	(61,819)	(2,013)	11,423	(9,410)	(61,819)
Accumulated other comprehensive loss	(185)	—	(193)	193	(185)

Total shareholders’ equity	28,095	48,091	13,633	(61,724)	28,095

TOTAL LIABILITIES AND EQUITY	$396,071	$55,622	$30,180	$(76,137)	$405,736

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$23,504	$(459)	$4,178	$(3,719)	$23,504
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	19,150	4,018	318	—	23,486
Stock-based compensation	1,235	—	—	—	1,235
Foreign currency transaction loss	—	—	233	—	233
Excess tax benefits from stock-based compensation	(625)	—	—	—	(625)
Deferred taxes provision/(benefit)	683	(1,413)	(140)	—	(870)
(Gain)/loss on disposal of fixed assets	(33)	(10)	—	—	(43)
Equity in consolidated subsidiaries	(3,719)	—	—	3,719	—
Changes in operating assets and liabilities:
Accounts receivable	(805)	(2,502)	310	—	(2,997)
Inventories	985	(3,461)	803	—	(1,673)
Prepaid expenses and other assets	5,474	723	502	—	6,699
Accounts payable	(1,648)	723	(1,743)	—	(2,668)
Intercompany accounts	(3,789)	7,110	(3,321)	—	—
Accrued liabilities	385	1,426	(1,569)	—	242

Net cash flow from operating activities	40,797	6,155	(429)	—	46,523

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(26,960)	(5,170)	(385)	—	(32,515)
Proceeds from sale of fixed assets	24	—	—	—	24
Acquisition of businesses, net of cash acquired	(33,090)	—	—	—	(33,090)

Net cash flow from investing activities	(60,026)	(5,170)	(385)	—	(65,581)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	387,856	—	—	—	387,856
Repayments under revolving loan facilities	(367,426)	—	—	—	(367,426)
Payment of debt financing and amendment fees	(155)	—	—	—	(155)
Treasury stock purchases	(1,129)	—	—	—	(1,129)
Excess tax benefits from stock-based compensation	625	—	—	—	625
Dividends paid	(1,056)	—	—	—	(1,056)
Proceeds from option exercises	10	—	—	—	10
Repayment of long-term debt	(165)	—	—	—	(165)

Net cash flow from financing activities	18,560	—	—	—	18,560

Effect of exchange rate on cash and cash equivalents	—	—	314	—	314
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(669)	985	(500)	—	(184)
CASH AND CASH EQUIVALENTS — Beginning of period	4,086	724	4,936	—	9,746

CASH AND CASH EQUIVALENTS — End of period	$3,417	$1,709	$4,436	$—	$9,562

NONCASH ACTIVITY
Unpaid capital expenditures	274	—	—	—	274
Capital lease obligation	695	—	—	—	695
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	5,967	(191)	418	—	6,194
Cash interest paid	26,547	—	51	—	26,598

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$17,441	$(2,013)	$2,851	$(838)	$17,441
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	18,706	1,980	389	—	21,075
Stock-based compensation	3,173	—	—	—	3,173
Foreign currency transaction loss	10	—	290	—	300
Gain on available for sale securities	(753)	—	—	—	(753)
Excess tax benefits from stock-based compensation	(512)	—	—	—	(512)
Deferred taxes	2,309	(861)	108	—	1,556
Loss on disposal of fixed assets	236	12	2	—	250
Equity in consolidated subsidiaries	(838)	—	—	838	—
Changes in operating assets and liabilities:
Accounts receivable	(3,491)	669	(702)	—	(3,524)
Inventories	(18,835)	548	4,355	—	(13,932)
Prepaid expenses and other assets	(4,137)	(866)	(256)	—	(5,259)
Accounts payable	5,001	(1,518)	(323)	—	3,160
Intercompany accounts	7,122	1,420	(8,542)	—	—
Accrued liabilities	712	(536)	1,785	—	1,961

Net cash flow from operating activities	26,144	(1,165)	(43)	—	24,936

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(14,493)	(509)	(31)	—	(15,033)
Proceeds from sale of fixed assets	11	—	—	—	11
Acquisition of businesses, net of cash acquired	(64,425)	2,321	2,881	—	(59,223)

Net cash flow from investing activities	(78,907)	1,812	2,850	—	(74,245)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	244,599	—	—	—	244,599
Repayments under revolving loan facilities	(214,599)	—	—	—	(214,599)
Payment of debt financing and amendment fees	(1,435)	—	(65)	—	(1,500)
Treasury stock purchases	(2,789)	—	—	—	(2,789)
Excess tax benefits from stock-based compensation	512	—	—	—	512
Proceeds from option exercises	87	—	—	—	87
Repayment of long-term debt	(19)	—	—	—	(19)

Net cash flow from financing activities	26,356	—	(65)	—	26,291

Effect of exchange rate on cash and cash equivalents	—	—	(690)	—	(690)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,407)	647	2,052	—	(23,708)
CASH AND CASH EQUIVALENTS — Beginning of period	30,493	77	2,884	—	33,454

CASH AND CASH EQUIVALENTS — End of period	$4,086	$724	$4,936	$—	$9,746

NONCASH ACTIVITY
Unpaid capital expenditures	1,709	—	—	—	1,709
Capital lease obligation	836	—	—	—	836
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	9,902	—	788	—	10,690
Cash interest paid	26,442	—	19	—	26,461

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,727	$—	$2,646	$(2,646)	$3,727
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	19,886	—	191	—	20,077
Stock-based compensation	2,575	—	—	—	2,575
Foreign currency transaction gain	(1)	—	(229)	—	(230)
Loss on extinguishment of Senior Notes	8,566	—	—	—	8,566
Asset impairments	324	—	—	—	324
Deferred tax	(1,029)	—	115	—	(914)
Loss on disposal of fixed assets	608	—	—	—	608
Equity in consolidated subsidiary	(2,646)	—	—	2,646	—
Changes in operating assets and liabilities:
Accounts receivable	(21,381)	—	(3,297)	—	(24,678)
Inventories	(13,723)	—	(1,205)	—	(14,928)
Prepaid expenses and other assets	1,516	11	808	—	2,335
Accounts payable	3,354	—	518	—	3,872
Intercompany accounts	(512)	17	495	—	—
Accrued liabilities	6,975	(8)	(1,217)	—	5,750

Net cash flow from operating activities	8,239	20	(1,175)	—	7,084

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(6,383)	—	—	—	(6,383)
Purchase of investments	(1,577)	—	—	—	(1,577)
Proceeds from the disposal of fixed assets	2,894	—	—	—	2,894

Net cash flow from investing activities	(5,066)	—	—	—	(5,066)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	34,961	—	—	—	34,961
Repayments under revolving loan facilities	(45,200)	—	—	—	(45,200)
Payment of debt financing and amendment fees	(6,706)	—	—	—	(6,706)
Repayment of long-term debt	(231,664)	—	—	—	(231,664)
Proceeds from the issuance of 2018 Senior Notes, net of discount	271,911	—	—	—	271,911

Net cash flow from financing activities	23,302	—	—	—	23,302

Effect of exchange rate changes on cash and cash equivalents	—	—	535	—	535
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,475	20	(640)	—	25,855
CASH AND CASH EQUIVALENTS — Beginning of year	4,018	57	3,524	—	7,599

CASH AND CASH EQUIVALENTS — End of year	$30,493	$77	$2,884	$—	$33,454

NONCASH ACTIVITY
Capital lease obligations	$10	$—	$—	$—	$10
Unpaid capital expenditures	640	—	—	—	640
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	$(755)	—	$1,049	—	$294
Cash interest paid	22,208	—	—	—	22,208

20.  QUARTERLY RESULTS (UNAUDITED)

	First		Second		Third		Fourth		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Total Net Sales	$220,491	$205,802	$231,232	$219,850	$229,301	$234,851	$233,557	$206,853	$914,581	$867,356
Gross Profit	$30,670	$30,027	$35,983	$32,241	$34,353	$34,618	$37,576	$25,883	$138,582	$122,769
Total Operating Income	$12,783	$14,591	$18,474	$12,655	$15,325	$16,621	$17,229	$8,817	$63,811	$52,684
Total Net Income	$3,727	$5,226	$7,629	$4,376	$5,454	$6,480	$6,694	$1,359	$23,504	$17,441
Net Income Per Share
Basic	$0.22	$0.30	$0.44	$0.25	$0.32	$0.37	$0.38	$0.08	$1.36	$1.00
Diluted	$0.21	$0.30	$0.44	$0.25	$0.31	$0.37	$0.38	$0.07	$1.34	$0.99

(a)	Full year amounts may not equal the sum of the quarters due to rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of March 2013.

COLEMAN CABLE, INC

By	/s/ G. Gary Yetman
G. Gary Yetman
President and Chief Executive Officer

POWER OF ATTORNEY

The undersigned officers and directors of Coleman Cable, Inc. hereby severally constitute G. Gary Yetman and Alan C. Bergschneider and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally do all such things in our name and on our behalf in our capacities as officers and directors to enable Coleman Cable, Inc. to comply with the provisions of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on this Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 7th day of March 2013.

/S/ G. GARY YETMAN G. Gary Yetman	Director, President and Chief Executive Officer

/S/ RICHARD N. BURGER Richard N. Burger	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/S/ DAVID BISTRICER David Bistricer	Director

/S/ NACHUM STEIN Nachum Stein	Director

/S/ SHMUEL D. LEVINSON Shmuel D. Levinson	Director

/S/ DENIS SPRINGER Denis Springer	Director

/S/ ISAAC NEUBERGER Isaac Neuberger	Director

/S/ HARMON SPOLAN Harmon Spolan	Director

/S/ DENNIS MARTIN Dennis Martin	Director

S-1

Index to Exhibits

2.1	—	Agreement and Plan of Merger, dated as of March 28, 2011, among Coleman Cable, Inc., Clearwater Acquisition I Inc. and Technology Research Corporation, incorporated by reference to our Current Report on Form 8-K as filed on March 29, 2011.

3.1	—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2	—	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2009.

4.2	—	Registration Rights Agreement, dated October 11, 2006, between Coleman Cable, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

4.3	—	Indenture, dated February 3, 2010, among Coleman Cable, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee (including the Form of 9% Senior Note due 2018 attached as Exhibit A thereto), incorporated herein by reference to our Current Report on Form 8-K filed on February 3, 2011.

4.4	—	First Supplemental Indenture, dated August 12, 2011, by and among Technology Research Corporation, Patco Electronics, Inc., Coleman Cable, Inc., CCI International, Inc. and Deutsche Bank National Trust Company incorporated by reference to our Current report on Form 8-K as filed on August 16, 2011.

4.5	—	Second Supplemental Indenture, dated August 13, 2012, between Watteredge, LLC, Coleman Cable, Inc., the guarantors party thereto, and Deutsche Bank National Trust Company, as trustee, incorporated by reference to our Current Report on From 8-K as filed on August 15, 2012.

4.6	—	Shareholders Agreement, dated October 11, 2006, between Coleman Cable, Inc. and its Existing Holders, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.1	—	Lease, dated September 11, 2003, by and between Panattoni Development Company, LLC and Coleman Cable, Inc., as subsequently assumed by HQ2 Properties, LLC pursuant to an Assignment and Assumption of Lease, dated as of August 15, 2005, amended by First Amendment to Lease, dated as of August 15, 2005, by and between HQ2 Properties, LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.2	—	Coleman Cable, Inc. Long-Term Incentive Plan, as amended and restated effective April 28, 2011, incorporated herein by reference to our Current Report on Form 8-K as filed on May 3, 2011.

*10.3	—	Form of Non-Qualified Stock Option Agreement Under the Coleman Cable, Inc. Long-Term Incentive Plan, incorporated herein by reference to our Form S-1 filed on November 16, 2006.

*10.4	—	Form of Restricted Stock Award Agreement under the Coleman Cable, Inc. Long-Term Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.5	—	Indemnification Agreement, dated November 13, 2007, by and between Morgan Capital LLC and Coleman Cable, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.6	—	Amended and Restated Employment Agreement, dated December 29, 2009, by and between Coleman Cable, Inc. and Richard N. Burger incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

*10.7	—	Amended and Restated Employment Agreement, dated December 29, 2009, between Coleman Cable, Inc. and Richard Carr incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

*10.8	—	Amended and Restated Employment Agreement, dated December 30, 2009, by and between Coleman Cable, Inc. and G. Gary Yetman incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

*10.9	—	Amended and Restated Employment Agreement, dated December 30, 2009, between Coleman Cable, Inc. and Mike Frigo incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 30, 2009.

*10.10	—	Form of performance-based restricted stock unit award agreement, incorporated herein by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2011.

*10.11	—	Second Amended and Restated Credit Agreement, dated as of August 4, 2011, by and among Coleman Cable, Inc., Technology Research Corporation and Woods Industries (Canada) Inc., as borrowers, the lenders parties thereto, Wells Fargo Capital Financial LLC as the Administrative Agent, Joint Lead Arranger and Joint Bookrunner, incorporated by reference to our Current Report on Form 8-K as filed on August 10, 2011

*10.12	—	Lease, dated as of February 1, 2008, by and between Cooperfield, LLC and DJR Ventures, LLC incorporated herein by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2008.

*10.13	—	Tax Matters Agreement, dated as of September 30, 2006, between Coleman Cable, Inc. and the shareholders party thereto, incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 2006.

21.1	—	Subsidiaries.

23.1	—	Consent of Deloitte & Touche LLP.

24.1	—	Power of Attorney (included on signature page of this filing).

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 is formatted in XBRL: (i) consolidated balance sheets as of December 31, 2012 and 2011; (ii) consolidated statements of income for each of the two years in the period ended December 31, 2012; (iii) consolidated statements of changes in shareholders’ equity for each of the two years in the period ended December 31, 2012; (iv) consolidated statements of cash flows for each of the two years in the period ended December 31, 2012; and (iv) notes to the consolidated financial statements.

*	Denotes management contract or compensatory plan or arrangement.