Form 10-Q
period 2013-03-31
Coleman Cable, Inc.
filed 2013-05-10
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common shares outstanding as of May 6, 2013: 17,387,378

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
NET SALES	$222,513	$220,491
COST OF GOODS SOLD	188,215	189,821

GROSS PROFIT	34,298	30,670
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,496	15,730
INTANGIBLE ASSET AMORTIZATION	2,185	1,824
RESTRUCTURING CHARGES	218	333

OPERATING INCOME	14,399	12,783
INTEREST EXPENSE	6,926	7,022
OTHER (INCOME) LOSS	(108)	74

INCOME BEFORE INCOME TAXES	7,581	5,687
INCOME TAX EXPENSE	2,330	1,960

NET INCOME	$5,251	$3,727

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE:
Basic	$0.31	$0.22
Diluted	0.30	0.21
DIVIDENDS DECLARED PER COMMOM SHARE	$0.02	—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,093	17,072
Diluted	17,340	17,320

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
NET INCOME	$5,251	$3,727

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax of $(78) and $67, respectively	(216)	187
Pension adjustments, net of tax of $(1) and $—, respectively	(2)	—

OTHER COMPREHENSIVE (LOSS) INCOME	(218)	187

COMPREHENSIVE INCOME	$5,033	$3,914

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except per share data)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,501	$9,562
Accounts receivable, net of allowances of $3,100 and $3,046, respectively	126,344	125,982
Inventories	116,399	112,590
Deferred income taxes	4,514	4,271
Assets held for sale	1,072	1,074
Prepaid expenses and other current assets	4,302	4,071

Total current assets	256,132	257,550

PROPERTY, PLANT AND EQUIPMENT, NET	78,064	78,914
GOODWILL	66,500	66,535
INTANGIBLE ASSETS, NET	35,230	37,417
DEFERRED INCOME TAXES	424	329
OTHER ASSETS	8,950	8,595

TOTAL ASSETS	$445,300	$449,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$35,571	$35,566
Accounts payable	26,343	25,748
Accrued liabilities	27,924	38,208

Total current liabilities	89,838	99,522

LONG-TERM DEBT	287,919	288,273
OTHER LONG-TERM LIABILITIES	4,336	3,693
DEFERRED INCOME TAXES	6,841	6,687
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 17,119 and 16,998 issued and outstanding on March 31, 2013 and December 31, 2012, respectively	17	17
Treasury stock, at cost: 443 shares	(3,918)	(3,918)
Additional paid-in capital	94,992	94,470
Accumulated deficit	(34,474)	(39,371)
Accumulated other comprehensive (loss)	(251)	(33)

Total shareholders’ equity	56,366	51,165

TOTAL LIABILITIES AND EQUITY	$445,300	$449,340

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,251	$3,727
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	6,165	5,742
Stock-based compensation	1,606	598
Foreign currency transaction (gain) loss	(137)	74
Deferred taxes	(108)	554
Excess tax benefits from stock-based compensation	(234)	(651)
Loss (gain) on disposal of fixed assets	9	(28)
Changes in operating assets and liabilities:
Accounts receivable	(203)	(6,266)
Inventories	(3,809)	(13,462)
Prepaid expenses and other assets	(231)	216
Accounts payable	781	1,019
Accrued liabilities	(11,590)	(12,529)

Net cash flow from operating activities	(2,500)	(21,006)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,804)	(15,242)
Proceeds from sale of fixed assets	—	20

Net cash flow from investing activities	(2,804)	(15,222)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowing under revolving loan facility	47,597	130,612
Repayments under revolving loan facility	(48,027)	(98,775)
Treasury stock purchases	—	(98)
Excess tax benefits from stock-based compensation	234	651
Repayment of long-term debt	(51)	(41)
Payment of cash dividends	(354)	—
Proceeds from option exercises	146	—

Net cash flow from financing activities	(455)	32,349

Effect of exchange rate changes on cash and cash equivalents	(302)	213
DECREASE IN CASH AND CASH EQUIVALENTS	(6,061)	(3,666)
CASH AND CASH EQUIVALENTS — Beginning of period	9,562	9,746

CASH AND CASH EQUIVALENTS — End of period	$3,501	$6,080

NONCASH ACTIVITY
Unpaid capital expenditures	133	230
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	1,759	12
Cash interest paid	12,779	12,766

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Thousands)

(unaudited)

	Common Stock Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE — January 1, 2012	16,939	$17	$(2,789)	$92,871	$(61,819)	$(185)	$28,095

Stock awards	179	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—
Treasury shares repurchased	(9)		(98)				(98)
Comprehensive income	—	—	—	—	—	187	187
Net income					3,727		3,727
Stock-based compensation	—	—	—	980	—	—	980

BALANCE — March 31, 2012	17,109	$17	$(2,887)	$93,851	$(58,092)	$2	$32,891

BALANCE — January 1, 2013	16,998	$17	$(3,918)	$94,470	$(39,371)	$(33)	$51,165

Stock awards	94	—	—	—	—	—	—
Stock options exercised	27	—	—	146	—	—	146
Treasury shares repurchased	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	(218)	(218)
Net income					5,251		5,251
Cash dividends $0.02 per share					(354)		(354)
Stock-based compensation	—	—	—	376	—	—	376

BALANCE — March 31, 2013	17,119	$17	$(3,918)	$94,992	$(34,474)	$(251)	$56,366

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include Coleman Cable, Inc. and all of its subsidiaries (the “Company,” “Coleman,” “we,” “us,” or “our”). The condensed consolidated financial statements included herein are unaudited. The preparation of the condensed consolidated financial statements is in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules or regulations. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. All amounts are in thousands, unless otherwise indicated. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2013-02 – “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013 -02”)

ASU No. 2013-02 requires entities to disclose additional information about reclassification adjustments, including changes in Accumulated Other Comprehensive Income (“AOCI”) and significant items reclassified out of AOCI. The new disclosure requirements do not amend any existing requirements for reporting net income or Other Comprehensive Income (“OCI”). An entity is required to disaggregate the total change of each component of OCI and separately present (1) reclassification adjustments and (2) current-period OCI. Additionally, the amendments require an entity to present information about significant items reclassified out of AOCI by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. The ASU does not change the current requirements for interim financial statement reporting or comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this provision during the first quarter ended March 31, 2013 and it did not have material impact on the Company’s results of operations, financial position and cash flows.

Accounting Standards Update No. 2012-04 – “Technical Corrections and Improvements” (“ASU No. 2012 -04”)

ASU No. 2012-04 contains amendments to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012. The Company adopted these amendments during the first quarter ended March 31, 2013 and they did not have a material impact on the Company’s results of operations, financial position, and cash flows.

Accounting Standards Update No. 2011-11 – “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”)

ASU No. 2011-11 amends existing guidance by enhancing disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 201-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain derivatives, sale and repurchase agreements and reverse sale repurchase agreements, and securities borrowing and securities lending arrangements. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company adopted the provisions in ASU No. 2011-11 and the clarifying amendments included in ASU 2013-01 during the first quarter ended March 31, 2013 and they did not have a material impact on the Company’s results of operations, financial position and cash flows.

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

The acquisition of the assets of WE was structured as an all-cash transaction valued at approximately $33,922 (equal to a $35,000 preliminary purchase price adjusted by a $1,078 working capital adjustment). The transaction was funded with proceeds from Coleman’s existing credit facility. WE has been included as a component of our Engineered Solutions segment reported herein.

Purchase Price Allocations

WE was accounted for under the purchase method of accounting. Accordingly, we have allocated the purchase price to the net assets acquired based on the related estimated fair values at the acquisition date. The expected long-term growth, increased market position and expected synergies to be generated from the acquisition are the primary factors which gave rise to acquisition price for WE, which resulted in the recognition of goodwill.

The purchase price allocation for WE was finalized during the third quarter of 2012.

The table below summarizes the final allocations of purchase price related to WE.

WE
Accounts receivable	2,720
Inventories	2,249
Prepaid expenses and other current assets	59
Property, plant and equipment	3,363
Deferred income tax asset	170
Intangible assets	17,020
Goodwill	10,742
Total assets acquired	36,323
Current liabilities	(2,401)
Total liabilities assumed	(2,401)

Net assets acquired	33,922

All goodwill is deductible for income tax purposes attributable to WE and is allocated to our Engineered Solutions segment.

	Weighted-Average Amortization Period	WE
Customer relationships	6	$9,000
Trademarks and trade names	6	6,600
Developed technology	3	970
Backlog	1	450

Total intangible assets		$17,020

Unaudited Selected Pro Forma Financial Information

The following unaudited pro forma financial information summarizes our estimate of combined results of operations assuming that the WE business combination had taken place on January 1, 2011. The unaudited pro forma combined results of operations were prepared using historical financial information of WE, and we make no representation with respect to the accuracy of such information.

Three Months Ended March 31,
2012
Net sales	$226,758
Net income	4,068

4. RESTRUCTURING ACTIVITIES

We incurred restructuring costs of $218 and $333 during the first quarter of 2013 and 2012, respectively. The majority of these charges related to severance and other closing costs most of which were incurred at facilities closed in prior years.

Our restructuring reserve was $1,148 as of March 31, 2013, recorded within accrued liabilities and other long-term liabilities, which represents our estimate of the remaining liability existing relative to a closed property under lease and which is equal to our remaining obligation under such lease reduced by estimated sublease rental income reasonably expected for the properties. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of a lease termination, sublease agreement, or changes in the related market in which the property is located. Restructuring expense is not segregated by reportable segment as our operating segments share common production processes and manufacturing facilities, as discussed in Note 17 below.

	Lease Holding Costs	Severance & Other Closing Costs	Total
BALANCE — December 31, 2012	$1,200	$45	$1,245
Provision	16	202	218
Cash payments	(68)	(247)	(315)

BALANCE — March 31, 2013	$1,148	$—	$1,148

5. INVENTORIES

Inventories consisted of the following:

	March 31, 2013	December 31, 2012
FIFO cost:
Raw materials	$48,763	$44,874
Work in progress	5,557	3,391
Finished products	62,079	64,325

Total	$116,399	$112,590

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Salaries, wages and employee benefits	$8,220	$9,597
Sales incentives	5,811	10,694
Interest	3,216	9,427
Other	10,677	8,490

Total	$27,924	$38,208

7. DEBT

	March 31, 2013	December 31, 2012
Revolving Credit Facility expiring October 2016	$50,000	$50,430
9% Senior Notes due February 2018, including unamortized discount of $2,173 and $2,286, respectively	272,827	272,714
Capital lease obligations	663	695

	323,490	323,839
Less current portion	(35,571)	(35,566)

Long-term debt	$287,919	$288,273

Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”)

At March 31, 2013, we had $50,000 in borrowings under the Revolving Credit Facility, with $138,686 in remaining excess availability. At December 31, 2012, we had $50,430 in borrowings under the Revolving Credit Facility, with $131,635 in remaining excess availability. The $50,000 in borrowings under the Revolving Credit Facility approximates the fair value of such debt at March 31, 2013 (Level 2).

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

The Revolving Credit Facility is guaranteed by CCI International Inc. (“CCI International”), Technology Research Corporation (“TRC”) (excluding TRC’s 100%-owned foreign subsidiary, TRC Honduras, S.A. de C.V.), Patco Electronics (“Patco”), and WE, each of which are 100%-owned domestic subsidiaries, and is secured by substantially all of our assets and the assets of each of CCI International, TRC, Patco, and WE including accounts receivable, inventory and any other tangible and intangible assets (including real estate, machinery and equipment and intellectual property) as well as by a pledge of all the capital stock of CCI International, TRC, Patco, and WE and 65% of the capital stock of our Canadian foreign subsidiary, but not our Chinese 100%-owned entity.

As of March 31, 2013, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (the “Senior Notes”)

The Indenture relating to our Senior Notes contains customary covenants that limit us and our restricted subsidiaries with respect to, among other things, incurring additional indebtedness, making restricted payments, creating liens, paying dividends, consolidating, merging or selling substantially all of their assets, entering into sale and leaseback transactions, and entering into transactions with affiliates. Additionally, all our domestic restricted subsidiaries that guarantee the Revolving Credit Facility are required under the Indenture to guarantee our obligations under the Senior Notes. Following our entry into the Revolving Credit Facility, TRC, Patco and WE became subsidiary guarantors of the Senior Notes.

Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining term of the Senior Notes. As of March 31, 2013, we were in compliance with all of the covenants of our Senior Notes.

Senior Notes	March 31, 2013
Face Value	$275,000
Fair Value (Level 1)	$298,375
Interest Rate	9%
Interest Payment	Semi-Annually February 15th and August 15th
Maturity Date	February 15, 2018

Guarantee	Jointly and severally guaranteed fully and unconditionally by our 100% owned subsidiaries, CCI International, Inc., Patco, TRC, and WE

Optional redemption (1)

Beginning Date	Percentage
February 15, 2014	104.50%
February 15, 2015	102.25%
February 15, 2016	100.00%

(1)	The Company may, at its option, redeem the Senior Notes, in whole at any time or in part from time to time, on or after the above-noted dates and at the above-noted percentages of the principal amount thereof (plus interest due).

8. EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore, participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of March 31, 2013 and 2012, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended March 31,
	2013	2012
Components of Basic and Diluted Earnings per Share
Basic EPS Numerator:
Net income	$5,251	$3,727
Less: Earnings allocated to participating securities	(35)	(34)

Net income allocated to common shareholders	$5,216	$3,693

Basic EPS Denominator:
Weighted average shares outstanding	17,093	17,072
Basic earnings per common share	$0.31	$0.22
Diluted EPS Numerator:
Net income	$5,251	$3,727
Less: Earnings allocated to participating securities	(35)	(34)

Net income allocated to common shareholders	$5,216	$3,693

Diluted EPS Denominator:
Weighted average shares outstanding	17,093	17,072
Dilutive common shares issuable upon exercise of stock options	247	248

Diluted weighted average shares outstanding	17,340	17,320

Diluted earnings per common share	$0.30	$0.21

Options

Options with respect to 771 common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012, because they were antidilutive.

9. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. We recorded $1,606 and $598 in stock compensation expense for the three months ended March 31, 2013 and 2012, respectively.

Stock Options

No stock options were issued during the first three months of 2013 and 2012.

Changes in stock options were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding January 1, 2013	1,388	$11.09	4.8	$2,352
Granted	—	—		—
Exercised	(27)	6.17		238
Forfeited or expired	—	—		—

Outstanding March 31, 2013	1,361	11.18	4.5	5,669
Vested or expected to vest	1,345	11.27	4.5	5,493
Exercisable	493	5.63	5.6	4,271

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value. For the period ended March 31, 2013 there were 27 stock option shares exercised. There were no stock option exercises for the period ended March 31, 2012. As of March 31, 2013 and December 31, 2012, there were 1,345 and 1,372 vested options with an aggregate intrinsic value of $5,493 and $2,271, respectively.

Stock Awards

In the first quarter of 2013, the Company awarded unvested common shares to non-management members of its Board of Directors. In total, 53 unvested shares were awarded with an approximate aggregate fair value of $500. One-third of the shares vest on the first, second and third anniversary of the grant date. These awarded shares are participating securities which provide the recipient with both voting rights and, to the extent dividends, if any, are paid by the Company, non-forfeitable dividend rights with respect to such shares.

Changes in nonvested shares for the first three months of 2013 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	558	$$4.79
Granted	53	9.44
Vested	(94)	5.30
Forfeited	—	—

Nonvested at March 31, 2013	517	$5.18

In addition, in the first quarter of 2010, 258 performance shares were granted, which are settled in cash rather than stock. If, at any time up to ten years after the date of grant, the Company’s common stock attains three separate incrementally increasing stock price goals beginning with a price representing approximately 350% of the average stock price on the date of grant, a portion of the awards will vest. The first tranche of these shares reached their vesting price in a prior period. Accordingly, the equivalent of 58 shares of common stock was paid in cash. The cash-settled shares are re-measured each balance sheet date using a Monte Carlo model and recorded as a liability. During the first quarter, these cash-settled shares were measured using an assumption of 83.03% volatility, and a risk-free rate of 1.22%, resulting in an estimated aggregate fair value of approximately $3,834, which is recorded to the stock compensation liability over the estimated derived service period (also estimated using a Monte Carlo model), which was approximately 0.1 years as of March 31, 2013.

Treasury Stock

On August 3, 2011, our Board of Directors authorized the purchase of up to 500 shares of the Company’s common stock in open market or privately-negotiated transactions. The repurchase plan expires in August 2013. To date, we have purchased 426 shares pursuant to this repurchase program. We did not repurchase any shares pursuant to this repurchase program during the first quarter of 2013. During the three months ended March 31, 2012, we repurchased 9 shares of common stock at a total cost of $98 from employees of the Company that were withheld to satisfy the tax withholding obligation due upon vesting of a restricted stock award. There can be no assurance that any additional share purchases will be made. The number of shares actually purchased in future periods will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions, and management’s assessment of competing alternatives for capital deployment.

Subsequent Event

On May 7, 2013, our Board of Directors declared a quarterly dividend of $0.04 per common share, payable on May 31, 2013, to stockholders of record as of the close of business on May 17, 2013. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

10. RELATED PARTIES

Three of our directors and one of our former executive officers lease our corporate office facility and we had rental expense of $106 and $103 for the first quarter of 2013 and 2012, respectively. In addition, we previously leased three manufacturing facilities from an entity in which one of our executive officers has a substantial minority interest. Subsequently, we purchased these three manufacturing facilities for $6,505 in the first quarter of 2012.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,319 and $1,330 for the first quarter of 2013 and 2012, respectively.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of March 31, 2013 we had a $333 accrual and as of December 31, 2012 we had a $33, accrual recorded for this liability in accordance with ASC 450.

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

12. DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. We had no hedge positions at March 31, 2013 or 2012 to which hedge accounting was applied. Cash settlements related to derivatives are included in the operating section of the condensed consolidated statement of cash flows.

As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our condensed consolidated balance sheets, gross values are netted and classified within Prepaid expense and other current assets or Accrued liabilities depending upon our aggregate net position at the balance sheet date.

	Contract Position (In Total Pounds)		Cash Collateral Posted	Fair Value
Commodity Derivatives	Long	Short		Asset (2)	Liability (3)
Copper futures contracts outstanding as of (1):
Three months ended March 31, 2013	350	625	$238	$—	$(34)
Three months ended March 31, 2012	875	625	$121	$14	$—

(1)	All of our copper futures contracts mature in less than three months and are tied to the price of copper on the COMEX and, accordingly, the value of such futures contracts changes directly in relation thereto.
(2)	Balance recorded in “Prepaid expenses and other current assets.”
(3)	Balance recorded in “Accrued liabilities.”

As of March 31, 2013 and 2012, no cumulative losses or gains existed in Other Comprehensive Income (“OCI”). As hedge accounting has not been applied to any of our open hedges at March 31, 2013, no associated losses or gains have been recorded within OCI.

Derivatives Not Accounted for as Hedges Under the Accounting Rules	Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
Copper commodity contracts:
Three months ended March 31, 2013	$35	Cost of goods sold
Three months ended March 31, 2012	(47)	Cost of goods sold

13. INCOME TAXES

	Three Months Ended March 31,
	2013	2012
Effective Tax Rate	30.7%	34.5%

We recorded income tax expense of $2,330 for the first quarter of 2013 compared to $1,960 for the first quarter of 2012. The decrease in our effective tax rate for the first quarter of 2013, as compared to the first quarter of 2012, is primarily due to certain discrete items recorded in the first quarter of 2013 following the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013.

14. BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. We currently make matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $446 and $422 related to these savings plans during the first quarter of 2013 and 2012, respectively.

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

As of the periods ending March 31, 2013 and March 31, 2012, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents and derivatives.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$3,501	$—	$—	$3,501	$9,562	$—	$—	$9,562
Derivative Assets, Inclusive of Collateral	204	—	—	204	127	—	—	127

Total	$3,705	$—	$—	$3,705	$9,689	$—	$—	$9,689

16. OTHER (INCOME) LOSS

We recorded other (income) loss of $(108) and $74 for the three months ended March 31, 2013 and 2012, respectively, primarily reflecting exchange rate impacts on our Canadian subsidiary.

17. BUSINESS SEGMENT INFORMATION

We have three reportable segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) Engineered Solutions. Our reportable segments are a function of how we are organized internally to market our customer groups and measure our financial performance. The Distribution and OEM segment serves our customers in distribution, retail and OEM businesses. Our Engineered Solutions segment is comprised of our most recent acquisitions made in 2011 and 2012 serving a variety of customers such as military contractors, independent distributions, and various end markets utilizing secondary power connectors.

Financial data for the Company’s reportable segments is as follows:

	Three Months Ended March 31,
	2013	2012
Net Sales:
Distribution Segment	$151,903	$155,060
OEM Segment	57,792	57,915
Engineered Solutions Segment	12,818	7,516

Total	$222,513	$220,491

Operating Income:
Distribution Segment	$14,729	$12,195
OEM Segment	5,278	4,599
Engineered Solutions Segment	909	716

Total segments	20,916	17,510
Corporate	(6,517)	(4,727)

Consolidated operating income	$14,399	$12,783

Our Distribution, OEM, and Engineered Solutions segments have common production processes and manufacturing facilities. Accordingly, we do not identify all of our net assets to those segments. Thus, we do not report capital expenditures at the segment level. Additionally, depreciation expense is not allocated to those segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our manufacturing work centers. Accordingly, as products are sold across those segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, asset impairments, and intangible amortization.

18. SUPPLEMENTAL GUARANTOR INFORMATION

The Senior Notes and the Revolving Credit Facility are instruments of the parent, and are reflected in their respective balance sheets. As of March 31, 2013, our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) were guaranteed by our 100% owned subsidiaries, CCI International, Patco, TRC, and WE (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional, and joint and several. The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income, statements of comprehensive income and statements of cash flows for Coleman Cable, Inc. (“Parent”) and the Guarantor Subsidiaries. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Parent. The equity method of accounting is followed within this financial information.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED

MARCH 31, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$197,242	$12,818	$16,532	$(4,079)	$222,513
COST OF GOODS SOLD	168,156	9,757	14,381	(4,079)	188,215

GROSS PROFIT	29,086	3,061	2,151	—	34,298
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,701	2,593	1,202	—	17,496
INTANGIBLE ASSET AMORTIZATION	1,144	1,039	2	—	2,185
RESTRUCTURING CHARGES	135	83	—	—	218

OPERATING INCOME (LOSS)	14,106	(654)	947	—	14,399
INTEREST EXPENSE	6,912	—	14	—	6,926
OTHER INCOME	—	—	(108)	—	(108)

INCOME (LOSS) BEFORE INCOME TAXES	7,194	(654)	1,041	—	7,581
INCOME FROM SUBSIDIARIES	408	—	—	(408)	—
INCOME TAX EXPENSE (BENEFIT)	2,351	(228)	207	—	2,330

NET INCOME (LOSS)	$5,251	$(426)	$834	$(408)	$5,251

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED

MARCH 31, 2012

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
NET SALES	$197,427	$7,709	$19,826	$(4,471)	$220,491
COST OF GOODS SOLD	171,164	5,861	17,267	(4,471)	189,821

GROSS PROFIT	26,263	1,848	2,559	—	30,670
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,959	1,693	1,078	—	15,730
INTANGIBLE ASSET AMORTIZATION	1,430	392	2	—	1,824
RESTRUCTURING CHARGES	(195)	223	305	—	333

OPERATING INCOME (LOSS)	12,069	(460)	1,174	—	12,783
INTEREST EXPENSE	7,007	—	15	—	7,022
OTHER (INCOME) LOSS, NET	—	(2)	76	—	74

INCOME (LOSS) BEFORE INCOME TAXES	5,062	(458)	1,083	—	5,687
INCOME FROM SUBSIDIARIES	614	—	—	(614)	—
INCOME TAX EXPENSE (BENEFIT)	1,949	(163)	174	—	1,960

NET INCOME (LOSS)	$3,727	$(295)	$909	$(614)	$3,727

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS

ENDED MARCH 31, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$5,251	$(426)	$834	$(408)	$5,251
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax of ($78)	—	—	(216)	—	(216)
Pension adjustments, net of tax ($1)	(2)				(2)

OTHER COMPREHENSIVE LOSS	(2)	—	(216)	—	(218)

COMPREHENSIVE INCOME (LOSS)	$5,249	$(426)	$618	$(408)	$5,033

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS

ENDED MARCH 31, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Total
NET INCOME (LOSS)	$3,727	$(295)	$909	$(614)	$3,727
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax benefit of $67	—	—	187	—	187

OTHER COMPREHENSIVE INCOME	—	—	187	—	187

COMPREHENSIVE INCOME (LOSS)	$3,727	$(295)	$1,096	$(614)	$3,914

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$776	$2,725	$—	$3,501
Accounts receivable — net of allowances	112,827	7,129	6,388	—	126,344
Intercompany receivable	—	4,342	6,769	(11,111)	—
Inventories	102,658	8,371	5,370	—	116,399
Deferred income taxes	3,479	900	135	—	4,514
Assets held for sale	1,072	—	—	—	1,072
Prepaid expenses and other current assets	2,650	1,105	547	—	4,302

Total current assets	222,686	22,623	21,934	(11,111)	256,132

PROPERTY, PLANT AND EQUIPMENT, NET	69,572	6,705	1,787	—	78,064
GOODWILL	30,842	34,147	1,511	—	66,500
INTANGIBLE ASSETS, NET	15,249	19,902	79	—	35,230
DEFERRED INCOME TAXES	—	—	424	—	424
OTHER ASSETS	8,834	—	116	—	8,950
INVESTMENT IN SUBSIDIARIES	92,162	—	—	(92,162)	—

TOTAL ASSETS	$439,345	$83,377	$25,851	$(103,273)	$445,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$35,571	$—	$—	$—	$35,571
Accounts payable	22,965	720	2,658	—	26,343
Intercompany payable	3,581	5,376	2,154	(11,111)	—
Accrued liabilities	23,042	2,561	2,321	—	27,924

Total current liabilities	85,159	8,657	7,133	(11,111)	89,838

LONG-TERM DEBT	287,919	—	—	—	287,919
OTHER LONG-TERM LIABILITIES	4,269	—	67	—	4,336
DEFERRED INCOME TAXES	5,632	1,209	—	—	6,841
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury Stock	(3,918)	—	—	—	(3,918)
Additional paid-in capital	94,992	76,411	1,473	(77,884)	94,992
(Accumulated deficit) retained earnings	(34,474)	(2,900)	16,437	(13,537)	(34,474)
Accumulated other comprehensive (loss) income	(251)	—	(187)	187	(251)

Total shareholders’ equity	56,366	73,511	18,651	(92,162)	56,366

TOTAL LIABILITIES AND EQUITY	$439,345	$83,377	$25,851	$(103,273)	$445,300

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,417	$1,709	$4,436	$—	$9,562
Accounts receivable — net of allowances	109,421	5,906	10,655	—	125,982
Intercompany receivable	829	6,738	5,945	(13,512)	—
Inventories	99,839	8,123	4,628	—	112,590
Deferred income taxes	3,332	811	128	—	4,271
Assets held for sale	1,074	—	—	—	1,074
Prepaid expenses and other current assets	1,895	1,488	688	—	4,071

Total current assets	219,807	24,775	26,480	(13,512)	257,550

PROPERTY, PLANT AND EQUIPMENT, NET	70,158	6,908	1,848	—	78,914
GOODWILL	30,842	34,147	1,546	—	66,535
INTANGIBLE ASSETS, NET	16,394	20,941	82	—	37,417
DEFERRED INCOME TAXES	—	—	329	—	329
OTHER ASSETS	8,475	—	120	—	8,595
INVESTMENT IN SUBSIDIARIES	93,589	—	—	(93,589)	—

TOTAL ASSETS	$439,265	$86,771	$30,405	$(107,101)	$449,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$35,566	$—	$—	$—	$35,566
Accounts payable	22,854	1,196	1,698	—	25,748
Intercompany payable	—	5,945	7,567	(13,512)	—
Accrued liabilities	32,817	2,352	3,039	—	38,208

Total current liabilities	91,237	9,493	12,304	(13,512)	99,522

LONG-TERM DEBT	288,273	—	—	—	288,273
OTHER LONG-TERM LIABILITIES	3,625	—	68	—	3,693
DEFERRED INCOME TAXES	4,965	1,722	—	—	6,687
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury Stock	(3,918)	—	—	—	(3,918)
Additional paid-in capital	94,470	78,030	1,472	(79,502)	94,470
(Accumulated deficit) retained earnings	(39,371)	(2,474)	15,603	(13,129)	(39,371)
Accumulated other comprehensive (loss) income	(33)	—	30	(30)	(33)

Total shareholders’ equity	51,165	75,556	18,033	(93,589)	51,165

TOTAL LIABILITIES AND EQUITY	$439,265	$86,771	$30,405	$(107,101)	$449,340

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED

MARCH 31, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$5,251	$(426)	$834	$(408)	$5,251
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	4,807	1,283	75	—	6,165
Stock-based compensation	1,606	—	—	—	1,606
Foreign currency transaction gain	—	—	(137)	—	(137)
Deferred taxes	522	(603)	(27)	—	(108)
Excess tax benefits from stock-based compensation	(234)	—	—	—	(234)
Loss on disposal of fixed assets	2	—	7	—	9
Equity in consolidated subsidiaries	(408)	—	—	408	—
Changes in operating assets and liabilities:
Accounts receivable	(3,406)	(1,223)	4,426	—	(203)
Inventories	(2,819)	(248)	(742)	—	(3,809)
Prepaid expenses and other assets	(754)	383	140	—	(231)
Accounts payable	251	(476)	1,006	—	781
Intercompany accounts	6,031	208	(6,239)	—	—
Accrued liabilities	(11,040)	210	(760)	—	(11,590)

Net cash flow from operating activities	(191)	(892)	(1,417)	—	(2,500)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,771)	(41)	8	—	(2,804)

Net cash flow from investing activities	(2,771)	(41)	8	—	(2,804)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	47,597	—	—	—	47,597
Repayments under revolving loan facilities	(48,027)	—	—	—	(48,027)
Excess tax benefits from stock-based compensation	234	—	—	—	234
Repayment of long-term debt	(51)	—	—	—	(51)
Payment of cash dividends	(354)	—	—	—	(354)
Proceeds from option exercises	146	—	—	—	146

Net cash flow from financing activities	(455)	—	—	—	(455)

Effect of exchange rate on cash and cash equivalents	—	—	(302)	—	(302)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,417)	(933)	(1,711)	—	(6,061)
CASH AND CASH EQUIVALENTS — Beginning of period	3,417	1,709	4,436	—	9,562

CASH AND CASH EQUIVALENTS — End of period	$—	$776	$2,725	$—	$3,501

NONCASH ACTIVITY
Unpaid capital expenditures	133	—	—	—	133
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	1,628	—	131	—	1,759
Cash interest paid	12,767	—	12	—	12,779

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED

MARCH 31, 2012

	Parent	Guarantor Subsidiary	Non Guarantor Subsidiary	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$3,727	$(295)	$909	$(614)	$3,727
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	5,005	656	81	—	5,742
Stock-based compensation	598	—	—	—	598
Foreign currency transaction loss	—	—	74	—	74
Deferred taxes	560	(33)	27	—	554
Excess tax benefits from stock-based compensation	(651)	—	—	—	(651)
Gain on disposal of fixed assets	(28)	—	—	—	(28)
Equity in consolidated subsidiaries	(614)	—	—	614	—
Changes in operating assets and liabilities:
Accounts receivable	(7,894)	(893)	2,521	—	(6,266)
Inventories	(12,408)	(473)	(581)	—	(13,462)
Prepaid expenses and other assets	4	89	123	—	216
Accounts payable	1,307	94	(382)	—	1,019
Intercompany accounts	921	2,279	(3,200)	—	—
Accrued liabilities	(11,345)	213	(1,397)	—	(12,529)

Net cash flow from operating activities	(20,818)	1,637	(1,825)	—	(21,006)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(13,749)	(1,514)	21	—	(15,242)
Proceeds from sale of fixed assets	20	—	—	—	20

Net cash flow from investing activities	(13,729)	(1,514)	21	—	(15,222)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	130,612	—	—	—	130,612
Repayments under revolving loan facilities	(98,775)	—	—	—	(98,775)
Purchase of Treasury Stock	(98)	—	—	—	(98)
Repayment of long-term debt	(41)	—	—	—	(41)
Excess tax benefits from stock-based compensation	651	—	—	—	651

Net cash flow from financing activities	32,349	—	—	—	32,349

Effect of exchange rate on cash and cash equivalents	—	—	213	—	213
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,198)	123	(1,591)	—	(3,666)
CASH AND CASH EQUIVALENTS — Beginning of period	4,086	724	4,936	—	9,746

CASH AND CASH EQUIVALENTS — End of period	$1,888	$847	$3,345	$—	$6,080

NONCASH ACTIVITY
Unpaid capital expenditures	230	—	—	—	230
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	(15)	—	27	—	12
Cash interest paid	12,766	—	—	—	12,766

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this report under “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2012. We assume no obligation to update any of these forward-looking statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included in this report.

Overview

Coleman Cable, Inc. (the “Company,” “Coleman,” “us,” “we,” or “our”) is a leading designer, developer, manufacturer and supplier of electrical wire and cable products for consumer, commercial and industrial applications, with operations primarily in the U.S. and, to a lesser degree, in Honduras and Canada.

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. The price of copper is particularly volatile, and fluctuations in copper prices can significantly affect our sales and profitability. The average copper price on the COMEX was $3.60 per pound for the first quarter of 2013, as compared to $3.79 per pound for the first quarter of 2012, which represented a decrease of 5.0%.

Acquisitions

On May 31, 2012, Coleman, through a 100%-owned subsidiary, completed the acquisition of most of the operating assets (and assumed certain liabilities) of Watteredge, Inc. (“WE”), an Ohio corporation that designs, manufactures and sells secondary power connectors, including electric arc furnace cables, resistance welding cables, industrial high-performance copper bus and accessories, and other high performance power conduction devices and accessories. WE serves the steel, chemical, chlorine, power generation, fiberglass and automotive industries and sells its products and services worldwide. Coleman retained WE’s workforce and has continued all of WE’s production at its current manufacturing plant in Avon Lake, Ohio. We believe the acquisition of WE strengthens and provides for greater diversification of our overall portfolio.

The acquisition of the assets of WE was structured as an all-cash transaction valued at approximately $33.9 million (equal to a $35.0 million preliminary purchase price adjusted by a $1.1 million working capital adjustment). The transaction was funded with proceeds from Coleman’s existing credit facility. WE has been included as a component of our Engineered Solutions segment reported herein.

Purchase Accounting Related to the WE Acquisition

The WE acquisition was accounted for under the purchase method of accounting. Accordingly, we have allocated the purchase price to the net assets acquired based on the related estimated fair values at each respective acquisition date. The expected long-term growth, increased market position and expected synergies to be generated from WE are the primary factors which gave rise to acquisition price which resulted in the recognition of goodwill. The purchase price allocation was finalized as of September 30, 2012.

Consolidated Results of Operations

The results of operations attributed from WE is included in our condensed consolidated results of operations beginning from the acquisition date. Accordingly, the consolidated statement of income for the three months ended March 31, 2013 includes operations related to the WE acquisition. The consolidated statement of income for the three months ended March 31, 2012, however does not include the impact of WE.

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

The following tables, which reconcile our measure of Adjusted EPS to diluted earnings per share, EBITDA, and Adjusted EBITDA to net income, should be used along with the below statements of income for the periods presented, and the accompanying results of operations review.

Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS

	Three Months Ended March 31,
	2013	2012
Earnings per share	$0.30	$0.21
Restructuring charges (1)	0.01	0.01
Share-based compensation expense (2)	0.06	0.02

Adjusted diluted earnings per share	$0.37	$0.24

Net income, as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2013	2012
	(Thousands)
Net income	$5,251	$3,727
Interest expense	6,926	7,022
Income tax expense	2,330	1,960
Depreciation and amortization expense (a)	5,740	5,330

EBITDA	$20,247	$18,039

Restructuring charges (1)	218	333
Share-based compensation expense (2)	1,606	598

Adjusted EBITDA	$22,071	$18,970

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item listed in the table above, which has been excluded from EBITDA in order to arrive at our measure of Adjusted EBITDA for each of the periods presented, is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded net income of $5.1 million (or $0.30 per diluted share) in the first quarter of 2013, as compared to net income of $3.7 million (or $0.21 per diluted share) for the first quarter of 2012. For the first quarter of 2013, we recorded EBITDA of $20.2 million, as compared to $18.0 million in EBITDA for the first quarter of 2012.

As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income statement review below contains further detail regarding these items.

(1)	Restructuring charges: We recorded restructuring charges of $0.2 million ($0.1 million after tax, or $0.01 per diluted share) during the first quarter of 2013 as compared to $0.3 million ($0.2 million after tax, or $0.01 per diluted share) during the first quarter of 2012. The majority of these charges related to severance and other closing costs, some of which were incurred at facilities closed in prior years.

(2)	Share-based compensation expense: Our results for the first quarter of 2013 and 2012 included share-based compensation expense of $1.6 million ($1.1 million after tax, or $0.06 per diluted share) and $0.6 million ($0.4 million after tax, or $0.02 per diluted share), respectively. Share-based compensation expense is excluded from our measures of Adjusted EBITDA and Adjusted EPS in order for such measures to more closely reflect a measure of underlying operating results given periodic fluctuations in the estimated fair value of a significant portion of the underlying share-based instruments.

The following sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

	Three Months Ended March 31,				Period-over-Period Change
	2013		2012		2013 vs. 2012
	Amount	%	Amount	%	$ Change	% Change
	(unaudited)
	(Thousands, except per share data)
Distribution net sales	$151,903	68.3%	$155,060	70.3%	$(3,157)	(2.0)%
OEM net sales	57,792	26.0	57,915	26.3	(123)	(0.2)
Engineered Solutions net sales	12,818	5.7	7,516	3.4	5,302	70.5

Consolidated net sales	222,513	100.0	220,491	100.0	2,022	0.9
Gross profit	34,298	15.4	30,670	13.9	3,628	11.9
Selling, general and administrative expenses	17,496	7.9	15,730	7.1	1,766	11.2
Intangible amortization expense	2,185	1.0	1,824	0.8	361	19.8
Restructuring charges	218	0.1	333	0.2	(115)	(34.5)

Operating income	14,399	6.5	12,783	5.8	1,616	12.6
Interest expense	6,926	3.1	7,022	3.2	(96)	(1.4)
Other (income) loss, net	(108)	0.0	74	0.0	(182)	(245.9)

Income before income taxes	7,581	3.4	5,687	2.6	1,894	33.3
Income tax expense	2,330	1.0	1,960	0.9	370	18.9

Net income	$5,251	2.4	$3,727	1.7	$1,524	40.9

Diluted income per share	$0.30		$0.21

Segments

As noted above, we classify our business into three reportable segments: (1) Distribution, (2) OEM, and (3) Engineered Solutions. Our reportable segments are a function of how we are organized internally to market to our customer groups and measure our financial performance. The Distribution and OEM segments serve customers within the distribution, retail, and OEM businesses. Our Engineered Solutions segment includes a portion of Technology Research Corporations’ (“TRC”) legacy business that has not been integrated into our Distribution segment, primarily TRC’s military and specialty vehicle business and all of WE.

Net sales

The 0.9% increase in net sales for the first quarter of 2013 as compared to 2012 reflected the following factors:

•

$5.3 million attributable to our Engineered Solutions segment, including results for WE which were not included in the three months ended March 31, 2012. This increase was offset by declines of $3.2 million and $0.1 million from our Distribution and OEM segments, primarily due to decline in volumes.

•

Overall volumes measured in pounds shipped declined 1.6% or $3.0 million for the period ended March 31, 2013 as compared to three month period ended March 31, 2012. We measure volume in pounds shipped in our Distribution and OEM segments but not our Engineered Solutions segment.

•

Copper prices declined 5.0% during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. However, our sales dollars per pound shipped for the three months ended March 31, 2013 were relatively stable when compared to the three months ended March 31, 2012. We experienced a $0.4 million decline due to overall price and mix of our products sold.

The following table sets forth our sales volume by segment, measured in thousands of total pounds shipped, as well as average COMEX copper prices for the periods presented:

Total Sales Volume in Pounds (1)

	Three Months Ended March 31,
	2013	2012	% Change
	(Thousands)
Distribution	41,679	41,980	(0.7)%
OEM	21,857	22,562	(3.1)

Consolidated	63,536	64,542	(1.6)

Average COMEX Copper (2)	$3.60	$3.79	(5.0)

(1)	Engineered Solutions segment does not currently track volume through total pounds shipped.
(2)	Represents the average price for one pound of copper on the COMEX for the period indicated.

The decline in volume related to the Distribution segment was primarily attributable to certain non-recurring orders we fulfilled in 2012 that were not expected to occur in 2013. The decline in volume within the OEM segment was primarily attributable to the rationalization of certain low margin customers.

Gross profit

The $3.6 million total increase in gross profit for the first quarter of 2013 was comprised of $1.8 million in gross profit earned within our Distribution segment, $1.1 million from our Engineered Solutions segments, which includes contributions from the WE acquisition in the second quarter of 2012 that were not included in our first quarter results in the prior year, and $0.7 million from our OEM segment. Our increases in gross profit dollars were attributable to benefits realized from facility consolidations and increased sales. Our gross profit as a percentage of net sales (“gross profit rate”) increased to 15.4% in the first quarter 2013 as compared to 13.9% in the first quarter of 2012 primarily due to contributions provided by WE and the rationalization of certain low margin customers.

Selling, general and administrative (“SG&A”) expense

The $1.8 million increase in SG&A expenses for the first quarter of 2013, as compared to the first quarter of 2012, was primarily related to the Engineered Solutions segment. Our recorded expenses include the impact from our WE acquisition that were not included in our results for the three months ended March 31, 2012. Overall, our Engineered Solutions segments contributed approximately $0.9 million of our $1.8 million increase. Excluding the impact of our Engineered Solutions segment, our SG&A expenses increased approximately $0.9 million. The most significant component of our increase, approximately $1.0 million, was attributable to stock compensation expense. A critical component in determining stock compensation expense for certain unvested awards is the company’s stock price. The growth in our stock price during the three months ended March 31, 2013 exceeded the growth that occurred during the first quarter of 2012 which, in turn, resulted in higher stock compensation expense. We also experienced increases of approximately $0.3 million across a variety of categories including payroll and related benefits. These increases were offset by decreases of approximately $0.4 million most notably in sales and marketing which align with our change in sales volumes. SG&A as a percentage of sales increased slightly to 7.9% in the first quarter of 2013 as compared to 7.1% in 2012 due to the reasons stated above.

Intangible amortization expense

The increase of $0.4 million in intangible amortization reflects the impact of amortization recorded in relation to the WE acquisition, partially offset by lower amortization expense recorded in relation to acquisitions made in prior years. Amortization expense relative to intangible assets reflects the fact that such assets are generally amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and, accordingly, results in lower amortization in periods further removed from the period of initial recognition.

Restructuring charges

We recorded $0.2 million in restructuring costs in the first quarter of 2013. The majority of these charges related to severance and other closing costs most of which were incurred at facilities closed in prior years.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Three Months Ended March 31,				Year-over-Year Change
	2013		2012		2013 vs. 2012
	Amount	% Net Sales	Amount	% Net Sales	$ Change	% Change
	(Thousands)
Operating Income:
Distribution	$14,729	9.7%	$12,195	7.9%	$2,534	20.8%
OEM	5,278	9.1	4,599	7.9	679	14.8
Engineered Solutions	909	7.1	716	9.5	193	27.0
Corporate	(6,517)		(4,727)

Consolidated operating income	$14,399	6.5%	$12,783	5.8%	$1,616	12.6

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

The Distribution segment operating income increase in the first quarter of 2013 primarily reflected an improvement in both gross profit and operating expenses due to realized benefits from our facilities consolidations. These benefits are expected to recur in future periods. The OEM segment operating income increase in the first quarter of 2013 primarily reflected an improvement in gross profit. The segment was positively impacted by the rationalization of certain low margin customers. The Engineered Solutions segment operating income increase for the first quarter of 2013 primarily reflected the contribution provided by our acquisition of WE which was not reported in results for the three months ended March 31, 2012. This increase was offset by a decline from TRC’s military business, which was adversely impacted the U.S. Government sequestration.

Interest expense

We incurred decreased interest expense due to lower average outstanding borrowings for the first quarter of 2013 compared to the first quarter of 2012.

Other income (loss), net

We recorded other income in the first quarter of 2013 reflecting the impact of exchange rate changes on our Canadian subsidiary as compared to a loss recorded in the first quarter of 2012.

Income tax expense (benefit)

We recorded income tax expense of $2.3 million for the first quarter of 2013 compared to income tax expense of $2.0 million for the first quarter of 2012, with the increase primarily reflecting increased pre-tax income. Our effective tax rate, however, declined to 30.7% in the first quarter of 2013 from 34.5% in the first quarter of 2012 due certain discrete items recorded in the first quarter of 2013 following the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended March 31,
	2013	2012
	(Thousands)
Net cash flow from operating activities	$(2,500)	$(21,006)
Interest expense	6,926	7,022
Income tax expense	2,330	1,960
Excess tax benefits from stock-based compensation	234	651
Deferred taxes	108	(554)
(Loss) gain on disposal of fixed assets	(9)	28
Share-based compensation expense	(1,606)	(598)
Foreign currency transaction gain (loss)	137	(74)
Amortization of debt issuance costs (a)	(425)	(412)
Changes in operating assets and liabilities	15,052	31,022

EBITDA	$20,247	$18,039

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation and are included as a component of interest expense for income statement presentation.

Outlook

Looking towards the remainder of 2013, we anticipate modest growth in the overall demand for our products measured in total pounds shipped. We are encouraged by the number of U.S. housing starts that occurred during the first quarter of 2013 representing a significant increase when compared to the first quarter of 2012. There is also increased optimism surrounding U.S. commercial construction forecasts indicative of meaningful growth during 2013. Our diversified products offerings will serve customers associated with this rebound. We believe our capital investments position us well for these anticipated economic recoveries. The impact of these market improvements may not affect our results until the later part of 2013 and continuing into 2014.

Liquidity and Capital Resources

Debt

The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of March 31, 2013	As of December 31, 2012
Revolving Credit Facility expiring October 2016	$50,000	$50,430
Senior notes due February 15, 2018	272,827	272,714
Capital lease obligations	663	695

Total long-term debt, including current portion	$323,490	$323,839

As of March 31, 2013, we had a total of $3.5 million in cash and cash equivalents and $50.0 million in outstanding borrowings under our Revolving Credit Facility.

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

We maintained greater than $40.0 million of monthly excess availability during the first quarter of 2013.

As of March 31, 2013, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (“Senior Notes”)

Our Senior Notes mature on February 15, 2018 and have an aggregate principal amount of $275.0 million and a 9% coupon rate. Interest payments are due on February 15 th and August 15 th. As of March 31, 2012, we were in compliance with all of the covenants of our Senior Notes. Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining life of the Senior Notes.

The Indenture relating to our Senior Notes contains customary covenants that limit us and our restricted subsidiaries from, among other things, incurring additional indebtedness, making restricted payments, creating liens, paying dividends, consolidating, merging or selling substantially all of their assets, entering into sale and leaseback transactions, and entering into transaction with affiliates. Additionally, all our domestic restricted subsidiaries that guarantee the Revolving Credit Facility are required under the Indenture to guarantee our obligations under the Senior Notes. Following our entry into the new Revolving Credit Facility, TRC, Patco, and WE became subsidiary guarantors of the Senior Notes.

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

As of March 31, 2013, we had $138.7 million in excess availability under the Revolving Credit Facility, and $3.5 million in cash and cash equivalents. We are permanently reinvested in our Honduran subsidiary and do not intend to repatriate funds. Cash held by our Honduran subsidiary of $3.0 million is not available to fund domestic operations unless these funds were repatriated. The Company would need to accrue and pay taxes of approximately $1.1 million if the funds were repatriated. We believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures and strategic acquisitions for the foreseeable future.

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

At March 31, 2013, we have $50.0 million outstanding against our Revolving Credit Facility. Of this total, we have classified $35.6 million as a component of our current portion of long-term borrowings based on our expected repayment forecasting in 2013.

On May 7, 2013, our Board of Directors declared a quarterly dividend of $0.04 per common share, payable on May 31, 2013, to stockholders of record as of the close of business on May 17, 2013. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

On August 3, 2011, our Board of Directors authorized the purchase of up to 0.5 million shares of the Company’s common stock in open market or privately negotiated transactions. The repurchase plan expires in August 2013. To date, we have repurchased 0.4 million shares pursuant to this repurchase program. We did not repurchase any shares pursuant to this repurchase program during the first quarter of 2013. There can be no assurance that any additional share purchases will be made. The number of shares actually purchased will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions and management’s assessment of competing alternatives for capital deployment.

Net cash used by operating activities for the first quarter of 2013 was $2.5 million as compared to $21.0 million for the first quarter of 2012. The $18.5 million decrease in cash used in operating activities for 2013 as compared to 2012 was primarily a result of the impact of changes in working capital items. Our inventory levels increased $3.8 million comparing the period March 31, 2013 versus December 31, 2012 as compared to an increase of $13.5 million during the first quarter of 2012 as compared to December 31, 2011. This change in levels is a result of improved inventory management, turnover due to increased sales, and lower carry costs due to the decline in copper prices. These improvements benefited operating cash flows by approximately $9.7 million. Our accounts receivable remained relatively flat when comparing March 31, 2013 versus December 31, 2012, while the change between March 31, 2012 and December 31, 2011 was $6.0 million attributable to higher sales during those periods. We generated approximately $6.1 million of additional operating cash flows during the first quarter 2013 as compared to the first quarter of 2012 due to the collection of those increased sales.

Net cash used in investing activities for the first quarter of 2013 and 2012 was $2.8 million and $15.2 million, respectively, primarily due to capital expenditures. During January 2012, we expended $6.5 million to acquire three of our previously leased manufacturing facilities. In addition, we had undertaken a number of individual projects across our major manufacturing plants designed to improve our manufacturing efficiencies, lower our costs, and expand our manufacturing capacity and capabilities. Our investments made during the first three months of 2013 were considerably less but include additional improvements to our existing manufacturing facilities. We expect our full-year 2013 capital expenditures to be approximately $14.0 to $16.0 million.

Net cash used in financing activities for the first quarter of 2013 was $0.5 million as compared to cash provided of $32.3 million in 2012. The decrease in net cash provided by financing activities was attributable to less net borrowing from our Revolving Credit Facility related to lower capital investments.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (available at www.sec.gov) , may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Some of the key factors that could cause actual results to differ from our expectations include:

•	fluctuations in the supply or price of copper and other raw materials, including PVC and fuel;

•	increased competition from other wire and cable manufacturers, including foreign manufacturers;

•	pricing pressures causing margins to decrease;

•	our dependence on indebtedness and our ability to satisfy our debt obligations;

•	Changes in the cost of labor;

•	failure to identify, finance or integrate acquisitions;

•	product liability claims and litigation resulting from the design or manufacture of our products;

•	advancements in wireless technology;

•	impairment charges related to our goodwill and long-lived assets;

•	restructuring charges;

•	disruption in the importation of raw materials and products from foreign-based suppliers;

•	our ability to maintain substantial levels of inventory;

•	increase in exposure to political and economic development crises, instability, terrorism, civil strife, expropriation, and other risks of doing business in foreign markets; and

•	other risks and uncertainties, including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are exposure to changes in commodity prices, primarily copper prices, interest rates on borrowings and exchange rate risk relative to our operations in Canada.

Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers’ changes in the price of copper and other raw materials. From time to time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At March 31, 2013, we had contracts with a net aggregate fair value of $0.2 million, consisting of contracts to sell 0.3 million pounds of copper in July 2013. A hypothetical adverse movement of 10% in the price of copper at March 31, 2013, with all other variables held constant, would have resulted in an aggregate loss in the fair value of our commodity futures contracts of approximately $0.1 million as of March 31, 2013.

Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. As of March 31, 2013, approximately 15% of our debt was variable rate, primarily our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or a LIBOR-based rate. Based on the amount of our variable rate borrowings at March 31, 2013, which totaled approximately $50.0 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $0.5 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Exchange Rate Risk. We have exposure to changes in foreign currency exchange rates related to our Canadian operations. Currently, we do not manage our foreign currency exchange rate risk using any financial or derivative instruments, such as foreign currency forward contracts or hedging activities. In the first quarter of 2013, we recorded an aggregate pre-tax income of approximately $0.1 million as compared to a pre-tax loss of $0.1 million related to exchange rate fluctuations between the U.S. dollar and Canadian dollar.

ITEM 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of March 31, 2013 we had $333 and December 31, 2012 we had a $331 accrual recorded for this liability in accordance with ASC 450.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended March 31, 2013:

Three Months Ended March 31, 2013	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – January 31	—	$—	—
February 1 – February 29	—	—	—
March 1 – March 31	—	—	—

Total	—	—	—	74,395

ITEM 5. Other Information

Adoption of 10b5-1 Trading Plans

Certain of the Company’s executive officers, including its Chief Executive Officer and Executive Vice President — Operations, intend to set up trading plans for the sale of a portion of their holdings of Company stock at prices above current market prices. These executives have advised the Company that, in setting up their trading plans, they are acting for estate planning, asset diversification and liquidity purposes. As required Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, a person may not adopt a trading plan when he or she has material non-public information about the Company or its common stock.  Sales under these trading plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC.

ITEM 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC.
(Registrant)

Date: May 10, 2013	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: May 10, 2013	By	/s/ Alan C. Bergschneider
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description

3.1 —	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2 —	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated herein by reference to our Current Report on Form 8-K as filed on May 5, 2010.

10.1 —	Severance and Restrictive Covenant Agreement, dated as of May 7, 2009, between Alan C. Bergschneider and Coleman Cable, Inc.*

10.2 —	Letter Agreement, dated March 7, 2013, between Richard N. Burger and Coleman Cable, Inc.*

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 —	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, filed on November 4, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.

*	Denotes management contract or compensatory plan or arrangement.