Form 10-Q
period 2013-06-30
Coleman Cable, Inc.
filed 2013-08-09
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common shares outstanding as of August 6, 2013: 18,478,613

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET SALES	$233,798	$231,232	$456,311	$451,723
COST OF GOODS SOLD	198,159	195,249	386,374	385,070

GROSS PROFIT	35,639	35,983	69,937	66,653
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,365	15,744	32,861	31,474
INTANGIBLE ASSET AMORTIZATION	1,976	1,742	4,161	3,566
RESTRUCTURING CHARGES	151	23	369	356

OPERATING INCOME	18,147	18,474	32,546	31,257
INTEREST EXPENSE	6,887	7,023	13,812	14,045
OTHER (INCOME) LOSS	(125)	(71)	(233)	3

INCOME BEFORE INCOME TAXES	11,385	11,522	18,967	17,209
INCOME TAX EXPENSE	4,045	3,893	6,375	5,853

NET INCOME	$7,340	$7,629	$12,592	$11,356

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE:
Basic	$0.42	$0.44	$0.72	$0.66
Diluted	0.41	0.44	0.72	0.65
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,445	17,086	17,269	17,072
Diluted	17,675	17,309	17,433	17,308
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.02	$0.06	$0.02

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$7,340	$7,629	$12,592	$11,356

OTHER COMPREHENSIVE (LOSS)
Foreign currency translation adjustments, net of tax of $118 and $76, $196 and $9, respectively	(335)	(233)	(551)	(48)
Pension adjustments, net of tax of $1, $—, $2, $—, respectively	(2)	—	(4)	—

OTHER COMPREHENSIVE (LOSS)	(337)	(233)	(555)	(48)

COMPREHENSIVE INCOME	$7,003	$7,396	$12,037	$11,308

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except per share data)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,408	$9,562
Accounts receivable, net of allowances of $3,013 and $3,046, respectively	134,455	125,982
Inventories	117,309	112,590
Deferred income taxes	4,789	4,271
Assets held for sale	1,072	1,074
Prepaid expenses and other current assets	10,864	4,071

Total current assets	274,897	257,550

PROPERTY, PLANT AND EQUIPMENT, NET	77,526	78,914
GOODWILL	66,450	66,535
INTANGIBLE ASSETS, NET	33,252	37,417
DEFERRED INCOME TAXES	563	329
OTHER ASSETS	8,639	8,595

TOTAL ASSETS	$461,327	$449,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$18,603	$35,566
Accounts payable	27,805	25,748
Accrued liabilities	33,833	38,208

Total current liabilities	80,241	99,522

LONG-TERM DEBT	293,804	288,273
OTHER LONG-TERM LIABILITIES	4,286	3,693
DEFERRED INCOME TAXES	9,670	6,687
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 18,196 and 16,998 issued and outstanding on June 30, 2013 and December 31, 2012, respectively	18	17
Treasury stock, at cost: 484 and 443 shares, respectively	(4,690)	(3,918)
Additional paid-in capital	106,496	94,470
Accumulated deficit	(27,910)	(39,371)
Accumulated other comprehensive loss	(588)	(33)

Total shareholders’ equity	73,326	51,165

TOTAL LIABILITIES AND EQUITY	$461,327	$449,340

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$12,592	$11,356
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	11,952	11,236
Stock-based compensation	2,879	712
Foreign currency transaction (gain) loss	(234)	3
Excess tax benefits from stock-based compensation	(2,855)	(625)
Deferred taxes	2,417	1,328
Loss (gain) on disposal of fixed assets	67	(41)
Changes in operating assets and liabilities:
Accounts receivable	(8,083)	(4,322)
Inventories	(4,719)	(11,680)
Prepaid expenses and other assets	(6,797)	1,231
Accounts payable	2,305	(6,708)
Accrued liabilities	(4,255)	(5,103)

Net cash flow provided by (used in) operating activities	5,269	(2,613)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,611)	(23,138)
Proceeds from sale of fixed assets	—	24
Acquisition of businesses, net of cash acquired	—	(32,842)

Net cash flow used in investing activities	(5,611)	(55,956)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facility	73,395	253,028
Repayments under revolving loan facility	(84,975)	(198,723)
Repayment of long-term debt	(97)	(83)
Treasury stock purchases	(772)	(297)
Excess tax benefits from stock-based compensation	2,855	625
Proceeds from option exercises	8,841	—
Dividends paid	(1,131)	(352)

Net cash flow (used in) provided by financing activities	(1,884)	54,198

Effect of exchange rate changes on cash and cash equivalents	(928)	93
DECREASE IN CASH AND CASH EQUIVALENTS	(3,154)	(4,278)
CASH AND CASH EQUIVALENTS — Beginning of period	9,562	9,746

CASH AND CASH EQUIVALENTS — End of period	$6,408	$5,468

NONCASH ACTIVITY
Unpaid capital expenditures	80	90
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	5,848	1,647
Cash interest paid	13,155	13,222

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Thousands)

(unaudited)

	Common Stock Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE — January 1, 2012	16,939	$17	$(2,789)	$92,871	$(61,819)	$(185)	$28,095

Stock awards	179	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—
Treasury shares repurchased	(32)		(297)				(297)
Other Comprehensive income	—	—	—	—	—	(48)	(48)
Net Income					11,356		11,356
Cash dividends $0.02					(352)		(352)
Stock-based compensation	—	—	—	1,252	—	—	1,252

BALANCE — June 30, 2012	17,086	$17	$(3,086)	$94,123	$(50,815)	$(233)	$40,006

BALANCE — January 1, 2013	16,998	$17	$(3,918)	$94,470	$(39,371)	$(33)	$51,165

Stock awards	484	—	—	—	—	—	—
Stock options exercised	756	1	—	8,841	—	—	8,842
Treasury shares repurchased	(42)	—	(772)	—	—	—	(772)
Other Comprehensive income	—	—	—	—	—	(555)	(555)
Net income					12,592		12,592
Cash dividends $0.06 per share					(1,131)		(1,131)
Stock-based compensation	—	—	—	3,185	—	—	3,185

BALANCE — June 30, 2013	18,196	$18	$(4,690)	$106,496	$(27,910)	$(588)	$73,326

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

2. NEW ACCOUNTING PRONOUNCEMENT

Accounting Standards Update No. 2013-02 – “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013 -02”)

ASU No. 2013-02 requires entities to disclose additional information about reclassification adjustments, including changes in Accumulated Other Comprehensive Income (“AOCI”) and significant items reclassified out of AOCI. The new disclosure requirements do not amend any existing requirements for reporting net income or Other Comprehensive Income (“OCI”). An entity is required to disaggregate the total change of each component of OCI and separately present (1) reclassification adjustments and (2) current-period OCI. Additionally, the amendments require an entity to present information about significant items reclassified out of AOCI by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. ASU 2013-02 does not change the current requirements for interim financial statement reporting or comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this provision during the first quarter ended March 31, 2013 and it did not have material impact on the Company’s results of operations, financial position and cash flows.

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

Accounting Standards Update No. 2011-11 – “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”)

ASU No. 2011-11 amends existing guidance by enhancing disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 201-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain derivatives, sale and repurchase agreements and reverse sale repurchase agreements, and securities borrowing and securities lending arrangements. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company adopted the provisions in ASU No. 2011-11 and the clarifying amendments included in ASU No. 2013-01 during the first quarter ended March 31, 2013 and they did not have a material impact on the Company’s results of operations, financial position and cash flows.

3. ACQUISITIONS

On May 31, 2012, Coleman, through a 100%-owned subsidiary, completed the acquisition of most of the operating assets (and assumed certain liabilities) of Watteredge, Inc., (“WE”) an Ohio corporation that designs, manufactures and sells secondary power connectors, including electric arc furnace cables, resistance welding cables, industrial high-performance copper bus and accessories, and other high performance power conduction devices and accessories. WE serves the steel, chemical, chlorine, power generation, fiberglass and automotive industries and sells its products and services worldwide. Coleman retained WE’s workforce and has continued all of WE’s production at its current manufacturing plant in Avon Lake, Ohio. We believe the acquisition of WE has strengthened and provided for greater diversification of our overall portfolio.

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

All goodwill attributable to WE is deductible for income tax purposes and has been allocated to our Engineered Solutions segment. The purchase price allocation to identifiable intangible assets, which are all amortizable, along with their respective weighted-average amortization periods at the acquisition date are as follows:

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Net sales	$235,232	$461,991
Net income	7,791	11,874

4. RESTRUCTURING ACTIVITIES

We incurred restructuring costs of $151 and $23 during the three months ended June 30, 2013 and 2012, respectively. We incurred restructuring costs of $369 and $356 during the six months ended June 30, 2013 and 2012, respectively. The majority of these charges related to relocation costs associated with our plant consolidations.

Our restructuring reserve was $1,095 as of June 30, 2013, recorded within accrued liabilities and other long-term liabilities, which represents our estimate of the remaining liability existing relative to a closed property under lease and which is equal to our remaining obligation under such lease reduced by estimated sublease rental income reasonably expected for the properties. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of a lease termination, sublease agreement, or changes in the related market in which the property is located. Restructuring expense is not segregated by reportable segment as our operating segments generally share common production processes and manufacturing facilities, as discussed in Note 17.

	Lease Holding Costs	Severance & Other Closing Costs	Total
BALANCE — December 31, 2012	$1,200	$45	$1,245
Provision	32	337	369
Cash payments	(137)	(382)	(519)

BALANCE — June 30, 2013	$1,095	$—	$1,095

5. INVENTORIES

Inventories consisted of the following:

	June 30, 2013	December 31, 2012
FIFO cost:
Raw materials	$42,383	$44,874
Work in progress	4,675	3,391
Finished products	70,251	64,325

Total	$117,309	$112,590

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
Salaries, wages and employee benefits	$7,974	$9,597
Sales incentives	7,747	10,694
Interest	9,381	9,427
Other	8,731	8,490

Total	$33,833	$38,208

7. DEBT

	June 30, 2013	December 31, 2012
Revolving Credit Facility expiring October 2016	$38,850	$50,430
9% Senior Notes due February 2018, including unamortized discount of $2,061 and $2,286, respectively	272,939	272,714
Capital lease obligations	618	695

	312,407	323,839
Less current portion	(18,603)	(35,566)

Long-term debt	$293,804	$288,273

Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”)

At June 30, 2013, we had $38,850 in borrowings under the Revolving Credit Facility, with $159,880 in remaining excess availability. At December 31, 2012, we had $50,430 in borrowings under the Revolving Credit Facility, with $131,635 in remaining excess availability. The $38,850 in borrowings under the Revolving Credit Facility approximates the fair value of such debt at June 30, 2013 (Level 2).

The interest rate charged on borrowings under the Revolving Credit Facility is based on our election of either the base rate (greater of the federal funds rate plus 0.50% and the lender’s prime rate) plus a range of 0.25% to 0.75% or the LIBOR rate plus a range of 1.50% to 2.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay an unused line fee of between 0.25% and 0.50% based on quarterly average excess availability pursuant to the terms of the Revolving Credit Facility.

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a fixed charge covenant ratio of not less than 1.0 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $250,000 or (2) the sum of 85% of eligible accounts receivable, 70% of eligible inventory, with a maximum amount of borrowing-base availability which may be generated from inventory of $150,000 for the U.S. portion and $12,000 Canadian for the Canadian portion, and an advance rate to be 75% of certain appraised real estate and 85% of certain appraised equipment and capped at $62,500, with a $15,000 sublimit for letters of credit. We currently have $30,700 in appraised real estate and certain appraised equipment in our borrowing base. Our current availability includes additional availability that may be generated by adding appraised real estate and/or appraised equipment not exceed $62,500 to the borrowing base.

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

As of June 30, 2013, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (the “Senior Notes”)

The Indenture relating to our Senior Notes contains customary covenants that limit us and our restricted subsidiaries with respect to, among other things, incurring additional indebtedness, making restricted payments, creating liens, paying dividends, consolidating, merging or selling substantially all of their assets, entering into sale and leaseback transactions, and entering into transactions with affiliates. Additionally, all our domestic restricted subsidiaries that guarantee the Revolving Credit Facility are required under the Indenture to guarantee our obligations under the Senior Notes. TRC, Patco and WE became subsidiary guarantors of the Senior Notes following the acquisition of those businesses.

As of June 30, 2013, we were in compliance with all of the covenants of our Senior Notes.

Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining term of the Senior Notes. As of June 30, 2013, we were in compliance with all of the covenants of our Senior Notes.

Senior Notes	June 30, 2013
Face Value	$275,000
Fair Value (Level 1)	$292,188
Interest Rate	9%
Interest Payment	Semi-Annually February 15th and August 15th
Maturity Date	February 15, 2018

Guarantee	Jointly and severally guaranteed fully and unconditionally by our 100% owned subsidiaries, CCI International, Inc., Patco, TRC, and WE

Optional redemption (1)

Beginning Date	Percentage
February 15, 2014	104.50%
February 15, 2015	102.25%
February 15, 2016	100.00%

(1)	The Company may, at its option, redeem the Senior Notes, in whole at any time or in part from time to time, on or after the above-noted dates and at the above-noted percentages of the principal amount thereof (plus interest due).

8. EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore, participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of June 30, 2013 and 2012, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Basic and Diluted Earnings per Share	2013	2012	2013	2012
Basic EPS Numerator:
Net income	$7,340	$7,629	$12,592	$11,356
Less: Earnings allocated to participating securities	(49)	(70)	(84)	(104)

Net income allocated to common shareholders	$7,291	$7,559	$12,508	$11,252

Basic EPS Denominator:
Weighted average shares outstanding	17,445	17,086	17,269	17,072
Basic earnings per common share	$0.42	$0.44	$0.72	$0.66
Diluted EPS Numerator:
Net income	$7,340	$7,629	$12,592	$11,356
Less: Earnings allocated to participating securities	(48)	(70)	(83)	(104)

Net income allocated to common shareholders	$7,292	$7,559	$12,509	$11,252

Diluted EPS Denominator:
Weighted average shares outstanding	17,445	17,086	17,269	17,072
Dilutive common shares issuable upon exercise of stock options	230	223	164	236

Diluted weighted average shares outstanding	17,675	17,309	17,433	17,308

Diluted earnings per common share	$0.41	$0.44	$0.72	$0.65

Options

Options with respect to 55 and 771 common shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2013 and 2012, respectively, and 283 and 771 for the six months ended June 30, 2013 and 2012, respectively, because they were antidilutive.

9. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. We recorded $1,273 and $2,879 in stock compensation expense for the three and six months ended June 30, 2013, respectively. We recorded $114 and $712 for the three and six months ended June 30, 2012, respectively.

Stock Options

No stock options were issued during the first six months of 2013 and 2012.

Changes in stock options were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding January 1, 2013	1,388	$11.09	4.8	$2,352
Granted	—	—		—
Exercised	(756)	19.51		1,100
Forfeited or expired	—	—		—

Outstanding June 30, 2013	632	10.33	4.7	5,189
Vested or expected to vest	615	10.49	4.7	4,962
Exercisable	560	9.20	4.7	2,837

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value. For the period ended June 30, 2013 there were 756 stock option shares exercised. There were no stock option exercises for the six month period ended June 30, 2012. As of June 30, 2013 and December 31, 2012, there were 615 and 1,372 vested options with an aggregate intrinsic value of $4,962 and $2,271, respectively.

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

Changes in nonvested shares for the first six months of 2013 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	558	$4.79
Granted	53	9.44
Vested	(494)	4.41
Forfeited	—	—

Nonvested at June 30, 2013	117	$8.61

In addition, in the first quarter of 2010, 775 performance shares were granted to certain executives and key employees. Of the total performance shares awarded, 517 are settled in stock, on a one-to-one basis, which were, contingent upon future stock price performance. The remaining 258 performance shares vest under the same terms as the performance awards settled in stock, but are settled in cash rather than stock. The first tranche of performance shares vested in a prior period resulting in the issuance of 117 shares settled in stock and 58 shares settled in cash. During the second quarter ended June 30, 2013, the second and third tranches vested as a result of the stock price reaching predetermined levels. Accordingly, 358 shares were settled in stock net of 42 shares returned back to the Company to satisfy income tax requirements. Additionally, the equivalent of 200 shares were issued and settled in cash. The Company recorded $898 and $2,362 of compensation cost for the three and six months ended June 30, 2013, respectively, related to the performance shares.

Treasury Stock

On August 3, 2011, our Board of Directors authorized the purchase of up to 500 shares of the Company’s common stock in open market or privately-negotiated transactions. The repurchase plan expires in August 2013. To date, we have purchased 426 shares pursuant to this repurchase program. We did not repurchase any shares pursuant to this repurchase program during the first and second quarters of 2013. During the three and six months ended June 30, 2013, we repurchased 42 shares of common stock at a total cost of $772 from employees of the Company that were withheld to satisfy the tax withholding obligation due upon vesting of performance share awards. During the three and six months ended June 30, 2012, we repurchased 23 and 32 shares of common stock at a total cost of $199 and $297, respectively, including commissions and shares repurchased from employees of the Company that were withheld to satisfy the tax withholding obligation due upon vesting of restricted stock awards. There can be no assurance that any additional share purchases will be made. The number of shares actually purchased in future periods will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions, and management’s assessment of competing alternatives for capital deployment.

Subsequent Event

On August 6, 2013, our Board of Directors declared a quarterly dividend of $0.04 per common share, payable on August 30, 2013, to stockholders of record as of the close of business on August 16, 2013. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

10. RELATED PARTIES

Three of our directors and one of our former executive officers own our corporate office facility and lease to the company. The company recorded rental expense of $106 and $211 for the three and six months ended June 30, 2013, respectively. We made rental payments of $103 and $206 for the three and six months ended June 30, 2012, respectively. In addition, we previously leased three manufacturing facilities from an entity in which one of our executive officers has a minority interest. Subsequently, we purchased these three manufacturing facilities for $6,505 in the first quarter of 2012.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,314 and $2,632 for the three and six months ended June 30, 2013, respectively, and was $1,298 and $2,628 for the three and six months ended June 30, 2012, respectively.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of June 30, 2013 and December 31, 2012 we had a $333 and $331 accrual, respectively, recorded for this liability in accordance with ASC 450.

We recently received a civil complaint for $2,300 plus attorney’s fees and expenses related to a recent acquisition. We believe the civil complaint lacks merit and is not payable by us. We have not provided for this claim in accordance with ASC 450 as we do not believe an unfavorable outcome is probable and estimable at this time.

Though no assurances are possible, we believe that our accruals related to legal matters are sufficient and that these items and our rights to available insurance and indemnities will be resolved without material effect on our financial position, results of operations or cash flows.

12. DERIVATIVES

We are exposed to certain commodity price risks including fluctuations in the price of copper. From time-to-time, we enter into copper futures contracts to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We recognize all of our derivative instruments on our balance sheet at fair value, and record changes in the fair value of such contracts within cost of goods sold in the statement of operations as they occur unless specific hedge accounting criteria are met. We had no hedge positions at June 30, 2013 or June 30, 2012 to which hedge accounting was applied. Cash settlements related to derivatives are included in the operating section of the condensed consolidated statement of cash flows.

As our derivatives are part of a legally enforceable master netting agreement, for purposes of presentation within our condensed consolidated balance sheets, gross values are netted and classified within Prepaid expense and other current assets or Accrued liabilities depending upon our aggregate net position at the balance sheet date.

	Contract Position (In Total Pounds)		Cash Collateral Posted	Fair Value
Commodity Derivatives	Long	Short		Asset (2)	Liability (3)
Copper futures contracts outstanding as of (1):
Three months ended June 30, 2013	350	625	$162	$1	$—
Three months ended June 30, 2012	150	625	$172	$—	$78

(1)	All of our copper futures contracts mature in less than three months and are tied to the price of copper on the COMEX and, accordingly, the value of such futures contracts changes directly in relation thereto.
(2)	Balance recorded in “Prepaid expenses and other current assets.”
(3)	Balance recorded in “Accrued liabilities.”

As of June 30, 2013 and June 30, 2012, no cumulative losses or gains existed in Other Comprehensive Income (“OCI”). As hedge accounting has not been applied to any of our open hedges at June 30, 2013, no associated losses or gains have been recorded within OCI.

Derivatives Not Accounted for as Hedges Under the Accounting Rules	Gain Recognized in Income	Location of Gain Recognized in Income
Copper commodity contracts:
Three months ended June 30, 2013	$61	Cost of goods sold
Three months ended June 30, 2012	71	Cost of goods sold
Six months ended June 30, 2013	96	Cost of goods sold
Six months ended June 30, 2012	24	Cost of goods sold

13. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Effective Tax Rate	35.5%	33.8%	33.6%	34.0%

We recorded income tax expense of $4,045 and $3,893 for the three months ended June 30, 2013 and 2012, respectively. The increase in our effective tax rate for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, is primarily due to the mix of pre-tax income among foreign jurisdictions.

We recorded income tax expense of $6,375 and $5,853 for the six months ended June 30, 2013 and 2012, respectively. The decrease in our effective tax rate for the six months ended 2013, as compared to the six months ended 2012, is primarily due to a discrete item recorded in the first quarter of 2013 following the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013.

14. BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. We currently make matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $343 and $789 related to these savings plans during the three and six months ended June 30, 2013, respectively. We recorded $267 and $689 for the three and six months ended June 30, 2012, respectively.

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

As of the periods ending June 30, 2013 and December 31, 2012, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents and derivatives.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$6,408	$—	$—	$6,408	$9,562	$—	$—	$9,562
Derivative Assets, Inclusive of Collateral	163	—	—	163	127	—	—	127

Total	$6,571	$—	$—	$6,571	$9,689	$—	$—	$9,689

16. OTHER INCOME / LOSS

We recorded other income of $125 and $233 for the three and six months ended June 30, 2013, respectively, primarily reflecting exchange rate impacts on our Canadian subsidiary. We recorded other income of $71 and loss of $3 for the three and six months ended June 30, 2012, respectively, primarily reflecting the exchange rate impact on our Canadian subsidiary.

17. BUSINESS SEGMENT INFORMATION

We have three reportable segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) Engineered Solutions. Our reportable segments are a function of how we are organized internally to market our customer groups and measure our financial performance. The Distribution and OEM segment serves our customers in distribution, retail and OEM businesses. Our Engineered Solutions segment is comprised of our most recent acquisitions, made in 2011 and 2012, serving a variety of customers such as military contractors, independent distributions, and various end markets utilizing secondary power connectors.

Financial data for the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales:
Distribution Segment	$162,058	$164,310	$313,961	$319,370
OEM Segment	59,195	56,327	116,986	114,242
Engineered Solutions	12,545	10,595	25,364	18,111

Total	$233,798	$231,232	$456,311	$451,723

Operating Income:
Distribution Segment	$17,170	$17,706	$31,898	$29,901
OEM Segment	5,111	5,047	10,389	9,646
Engineered Solutions	1,227	1,111	2,137	1,827

Total segments	23,508	23,864	44,424	41,374
Corporate	(5,361)	(5,390)	(11,878)	(10,117)

Consolidated operating income	$18,147	$18,474	$32,546	$31,257

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

18. SUPPLEMENTAL GUARANTOR INFORMATION

The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income, statements of comprehensive income and statements of cash flows for Coleman Cable, Inc. (“Parent”) and the Guarantor Subsidiaries. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Parent. The equity method of accounting is followed within this financial information. The Senior Notes and the Revolving Credit Facility are instruments of the parent, and are reflected in their respective balance sheets. As of June 30, 2013, our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 7) were guaranteed by our 100% owned subsidiaries, CCI International, Patco, TRC, and WE (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional, and joint and several.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED

JUNE 30, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$209,615	$12,545	$16,051	$(4,413)	$233,798
COST OF GOODS SOLD	179,239	9,179	14,154	(4,413)	198,159

GROSS PROFIT	30,376	3,366	1,897	—	35,639
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,838	2,535	992	—	15,365
INTANGIBLE ASSET AMORTIZATION	937	1,037	2	—	1,976
RESTRUCTURING CHARGES	143	8	—	—	151

OPERATING INCOME (LOSS)	17,458	(214)	903	—	18,147
INTEREST EXPENSE	6,872	—	15	—	6,887
OTHER INCOME, NET	—	—	(125)	—	(125)

INCOME (LOSS) BEFORE INCOME TAXES	10,586	(214)	1,013	—	11,385
INCOME FROM SUBSIDIARIES	581	—	—	(581)	—
INCOME TAX EXPENSE (BENEFIT)	3,827	(76)	294	—	4,045

NET INCOME (LOSS)	$7,340	$(138)	$719	$(581)	$7,340

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED

JUNE 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$207,199	$8,609	$20,103	$(4,679)	$231,232
COST OF GOODS SOLD	176,065	6,561	17,302	(4,679)	195,249

GROSS PROFIT	31,134	2,048	2,801	—	35,983
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,447	2,070	1,227	—	15,744
INTANGIBLE ASSET AMORTIZATION	1,176	340	226	—	1,742
RESTRUCTURING CHARGES	(15)	41	(3)	—	23

OPERATING INCOME (LOSS)	17,526	(403)	1,351	—	18,474
INTEREST EXPENSE	7,008	—	15	—	7,023
OTHER INCOME, NET	—	—	(71)	—	(71)

INCOME (LOSS) BEFORE INCOME TAXES	10,518	(403)	1,407	—	11,522
INCOME FROM SUBSIDIARIES	909	—	—	(909)	—
INCOME TAX EXPENSE (BENEFIT)	3,798	(134)	229	—	3,893

NET INCOME (LOSS)	$7,629	$(269)	$1,178	$(909)	$7,629

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED

JUNE 30, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$406,855	$25,364	$32,584	$(8,492)	$456,311
COST OF GOODS SOLD	347,395	18,936	28,535	(8,492)	386,374

GROSS PROFIT	59,460	6,428	4,049	—	69,937
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,539	5,128	2,194	—	32,861
INTANGIBLE ASSET AMORTIZATION	2,083	2,075	3	—	4,161
RESTRUCTURING CHARGES	278	91	—	—	369

OPERATING INCOME (LOSS)	31,560	(866)	1,852	—	32,546
INTEREST EXPENSE	13,783	—	29	—	13,812
OTHER (INCOME) LOSS, NET	—	—	(233)	—	(233)

INCOME (LOSS) BEFORE INCOME TAXES	17,777	(866)	2,056	—	18,967
INCOME FROM SUBSIDIARIES	989	—	—	(989)	—
INCOME TAX EXPENSE (BENEFIT)	6,174	(300)	501	—	6,375

NET INCOME (LOSS)	$12,592	$(566)	$1,555	$(989)	$12,592

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED

JUNE 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$404,627	$16,318	$39,928	$(9,150)	$451,723
COST OF GOODS SOLD	347,229	12,423	34,568	(9,150)	385,070

GROSS PROFIT	57,398	3,895	5,360	—	66,653
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,404	3,763	2,307	—	31,474
INTANGIBLE ASSET AMORTIZATION	2,606	732	228	—	3,566
RESTRUCTURING CHARGES	(208)	262	302	—	356

OPERATING INCOME (LOSS)	29,596	(862)	2,523	—	31,257
INTEREST EXPENSE	14,016	—	29	—	14,045
OTHER (INCOME) LOSS, NET	—	(1)	4	—	3

INCOME (LOSS) BEFORE INCOME TAXES	15,580	(861)	2,490	—	17,209
INCOME FROM SUBSIDIARIES	1,523	—	—	(1,523)	—
INCOME TAX EXPENSE (BENEFIT)	5,747	(297)	403	—	5,853

NET INCOME (LOSS)	$11,356	$(564)	$2,087	$(1,523)	$11,356

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR

THE THREE MONTHS ENDED JUNE 30, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$7,340	$(138)	$719	$(581)	$7,340
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax of $118	—	—	(335)	—	(335)
Pension adjustments, net of tax $1	(2)	—	—	—	(2)

OTHER COMPREHENSIVE LOSS	(2)	—	(335)	—	(337)

COMPREHENSIVE INCOME (LOSS)	$7,338	$(138)	$384	$(581)	$7,003

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR

THE THREE MONTHS ENDED JUNE 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$7,629	$(269)	$1,178	$(909)	$7,629
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax of $76	—	—	(233)	—	(233)

OTHER COMPREHENSIVE LOSS	—	—	(233)	—	(233)

COMPREHENSIVE INCOME (LOSS)	$7,629	$(269)	$945	$(909)	$7,396

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED

JUNE 30, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$12,592	$(566)	$1,555	$(989)	$12,592
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax provision of $196	—	—	(551)	—	(551)
Pension adjustments, net of tax $2	(4)				(4)

OTHER COMPREHENSIVE LOSS	(4)	—	(551)	—	(555)

COMPREHENSIVE INCOME (LOSS)	$12,588	$(566)	$1,004	$(989)	$12,037

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED

JUNE 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$11,356	$(564)	$2,087	$(1,523)	$11,356
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax provision of $9	—	—	(48)	—	(48)

OTHER COMPREHENSIVE LOSS	—	—	(48)	—	(48)

COMPREHENSIVE INCOME (LOSS)	$11,356	$(564)	$2,039	$(1,523)	$11,308

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,330	$5,078	$—	$6,408
Accounts receivable—net of allowances	121,593	5,781	7,081	—	134,455
Intercompany receivable	—	5,510	5,486	(10,996)	—
Inventories	103,177	9,376	4,756	—	117,309
Deferred income taxes	3,714	931	144	—	4,789
Assets held for sale	1,072	—	—	—	1,072
Prepaid expenses and other current assets	9,373	1,011	480	—	10,864

Total current assets	238,929	23,939	23,025	(10,996)	274,897

PROPERTY, PLANT AND EQUIPMENT, NET	69,264	6,581	1,681	—	77,526
GOODWILL	30,842	34,147	1,461	—	66,450
INTANGIBLE ASSETS, NET	14,312	18,866	74	—	33,252
DEFERRED INCOME TAXES	—	—	563	—	563
OTHER ASSETS	8,528	—	111	—	8,639
INVESTMENT IN SUBSIDIARIES	91,299	—	—	(91,299)	—

TOTAL ASSETS	$453,174	$83,533	$26,915	$(102,295)	$461,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$18,603	$—	$—	$—	$18,603
Accounts payable	24,933	1,524	1,348	—	27,805
Intercompany payable	1,429	5,274	4,293	(10,996)	—
Accrued liabilities	28,224	3,437	2,172	—	33,833

Total current liabilities	73,189	10,235	7,813	(10,996)	80,241

LONG-TERM DEBT	293,804	—	—	—	293,804
OTHER LONG-TERM LIABILITIES	4,221	—	65	—	4,286
DEFERRED INCOME TAXES	8,634	1,036	—	—	9,670
SHAREHOLDERS’ EQUITY:
Common stock	18	—	928	(928)	18
Treasury stock	(4,690)	—	—	—	(4,690)
Additional paid-in capital	106,496	75,302	1,472	(76,774)	106,496
(Accumulated deficit) retained earnings	(27,910)	(3,040)	17,158	(14,118)	(27,910)
Accumulated other comprehensive loss	(588)	—	(521)	521	(588)

Total shareholders’ equity	73,326	72,262	19,037	(91,299)	73,326

TOTAL LIABILITIES AND EQUITY	$453,174	$83,533	$26,915	$(102,295)	$461,327

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,417	$1,709	$4,436	$—	$9,562
Accounts receivable — net of allowances	109,421	5,906	10,655	—	125,982
Intercompany receivable	829	6,738	5,945	(13,512)	—
Inventories	99,839	8,123	4,628	—	112,590
Deferred income taxes	3,332	811	128	—	4,271
Assets held for sale	1,074	—	—	—	1,074
Prepaid expenses and other current assets	1,895	1,488	688	—	4,071

Total current assets	219,807	24,775	26,480	(13,512)	257,550

PROPERTY, PLANT AND EQUIPMENT, NET	70,158	6,908	1,848	—	78,914
GOODWILL	30,842	34,147	1,546	—	66,535
INTANGIBLE ASSETS, NET	16,394	20,941	82	—	37,417
DEFERRED INCOME TAXES	—	—	329	—	329
OTHER ASSETS	8,475	—	120	—	8,595
INVESTMENT IN SUBSIDIARIES	93,589	—	—	(93,589)	—

TOTAL ASSETS	$439,265	$86,771	$30,405	$(107,101)	$449,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$35,566	$—	$—	$—	$35,566
Accounts payable	22,854	1,196	1,698	—	25,748
Intercompany payable	—	5,945	7,567	(13,512)	—
Accrued liabilities	32,817	2,352	3,039	—	38,208

Total current liabilities	91,237	9,493	12,304	(13,512)	99,522

LONG-TERM DEBT	288,273	—	—	—	288,273
OTHER LONG-TERM LIABILITIES	3,625	—	68	—	3,693
DEFERRED INCOME TAXES	4,965	1,722	—	—	6,687
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury stock	(3,918)	—	—	—	(3,918)
Additional paid-in capital	94,470	78,030	1,472	(79,502)	94,470
(Accumulated deficit) retained earnings	(39,371)	(2,474)	15,603	(13,129)	(39,371)
Accumulated other comprehensive (loss) income	(33)	—	30	(30)	(33)

Total shareholders’ equity	51,165	75,556	18,033	(93,589)	51,165

TOTAL LIABILITIES AND EQUITY	$439,265	$86,771	$30,405	$(107,101)	$449,340

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED

JUNE 30, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$12,592	$(566)	$1,555	$(989)	$12,592
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	9,228	2,556	168	—	11,952
Stock-based compensation	2,879	—	—	—	2,879
Foreign currency transaction gain	—	—	(234)	—	(234)
Deferred taxes	3,289	(807)	(65)	—	2,417
Excess tax benefits from stock-based compensation	(2,855)	—	—	—	(2,855)
Loss on disposal of fixed assets	36	19	12	—	67
Equity in consolidated subsidiaries	(989)	—	—	989	—
Changes in operating assets and liabilities:
Accounts receivable	(12,171)	127	3,961	—	(8,083)
Inventories	(3,339)	(1,252)	(128)	—	(4,719)
Prepaid expenses and other assets	(7,487)	477	213	—	(6,797)
Accounts payable	2,273	327	(295)	—	2,305
Intercompany accounts	4,819	(2,172)	(2,647)	—	—
Accrued liabilities	(4,369)	1,084	(970)	—	(4,255)

Net cash flow provided by (used in) operating activities	3,906	(207)	1,570	—	5,269

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,439)	(172)	—	—	(5,611)

Net cash flow used in investing activities	(5,439)	(172)	—	—	(5,611)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	73,395	—	—	—	73,395
Repayments under revolving loan facilities	(84,975)	—	—	—	(84,975)
Purchase of treasury stock	(772)	—	—	—	(772)
Repayment of long-term debt	(97)	—	—	—	(97)
Excess tax benefits from stock-based compensation	2,855	—	—	—	2,855
Proceed from option exercises	8,841	—	—	—	8,841
Dividends paid	(1,131)	—	—	—	(1,131)

Net cash flow used in financing activities	(1,884)	—	—	—	(1,884)

Effect of exchange rate on cash and cash equivalents	—	—	(928)	—	(928)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,417)	(379)	642	—	(3,154)
CASH AND CASH EQUIVALENTS — Beginning of period	3,417	1,709	4,436	—	9,562

CASH AND CASH EQUIVALENTS — End of period	$—	$1,330	$5,078	$—	$6,408

NONCASH ACTIVITY
Unpaid capital expenditures	80	—	—	—	80
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	5,523	19	306	—	5,848
Cash interest paid	13,130	—	25	—	13,155

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED

JUNE 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$11,356	$(564)	$2,087	$(1,523)	$11,356
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	9,576	1,271	389	—	11,236
Stock-based compensation	712	—	—	—	712
Foreign currency transaction gain	—	—	3	—	3
Deferred taxes	1,307	(60)	81	—	1,328
Excess tax benefits from stock-based compensation	(625)	—	—	—	(625)
Gain on disposal of fixed assets	(31)	(10)	—	—	(41)
Equity in consolidated subsidiaries	(1,523)	—	—	1,523	—
Changes in operating assets and liabilities:
Accounts receivable	(3,655)	(1,453)	786	—	(4,322)
Inventories	(8,030)	(734)	(2,916)	—	(11,680)
Prepaid expenses and other assets	1,454	(300)	77	—	1,231
Accounts payable	(5,246)	(513)	(949)	—	(6,708)
Intercompany accounts	(8,486)	4,754	3,732	—	—
Accrued liabilities	(5,337)	271	(37)	—	(5,103)

Net cash flow (used in) provided by operating activities	(8,528)	2,662	3,253	—	(2,613)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(17,795)	(1,617)	(3,726)	—	(23,138)
Proceeds from sale of fixed assets	24	—	—	—	24
Acquisition of businesses, net of cash acquired	(32,842)	—	—	—	(32,842)

Net cash flow used in investing activities	(50,613)	(1,617)	(3,726)	—	(55,956)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	253,028	—	—	—	253,028
Repayments under revolving loan facilities	(198,723)	—	—	—	(198,723)
Purchase of treasury stock	(297)	—	—	—	(297)
Repayment of long-term debt	(83)	—	—	—	(83)
Excess tax benefits from stock-based compensation	625	—	—	—	625
Dividends paid	(352)	—	—	—	(352)

Net cash flow provided by financing activities	54,198	—	—	—	54,198

Effect of exchange rate on cash and cash equivalents	—	—	93	—	93
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,943)	1,045	(380)	—	(4,278)
CASH AND CASH EQUIVALENTS — Beginning of period	4,086	724	4,936	—	9,746

CASH AND CASH EQUIVALENTS — End of period	$(857)	$1,769	$4,556	$—	$5,468

NONCASH ACTIVITY
Unpaid capital expenditures	90	—	—	—	90
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	1,822	(212)	37	—	1,647
Cash interest paid	13,222	—	—	—	13,222

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. The price of copper can be volatile, and fluctuations in copper prices can significantly affect our sales and profitability. The average copper price on the COMEX was $3.25 per pound for the second quarter of 2013, as compared to $3.55 per pound for the second quarter of 2012, which represented a decrease of 8.5%.

Acquisition

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

Purchase Accounting Related to the WE Acquisition

The WE acquisition was accounted for under the purchase method of accounting. Accordingly, we have allocated the purchase price to the net assets acquired based on the related estimated fair values at each respective acquisition date. The expected long-term growth, increased market position and expected synergies to be generated from WE are the primary factors which gave rise to the acquisition price. The purchase price allocation was finalized as of September 30, 2012.

Consolidated Results of Operations

The results of operations attributed from WE is included in our condensed consolidated results of operations beginning from the acquisition date. Accordingly, the consolidated statement of income for the three and six months ended June 30, 2013 includes operations related to the WE acquisition. The consolidated statement of income for the three and six months ended June 30, 2012 includes the impact of one month of operations related to WE.

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

We believe both EBITDA and Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful because that information is used in evaluating the performance of our business. We use these measures in the preparation of our annual operating budgets and serve as an indicator of business performance and management’s effectiveness with specific reference to these indicators. We believe both EBITDA and Adjusted EBITDA allow us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. The usefulness of both EBITDA and Adjusted EBITDA as performance measures is limited by the fact that they both exclude the impact of interest expense, depreciation and amortization expense, and taxes. Due to these limitations, we do not, and you should not, use either EBITDA or Adjusted EBITDA as the only measures of our performance. We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance. Finally, other companies may define EBITDA and Adjusted EBITDA differently and, as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA measures of other companies.

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

Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS	(unaudited)
Earnings per share	$0.41	$0.44	$0.72	$0.65
Restructuring charges (1)	0.01	—	0.01	0.01
Share-based compensation expense (2)	0.05	—	0.11	0.03
Acquisition-related costs (3)	—	0.02	—	0.02

Adjusted diluted earnings per share	$0.47	$0.46	$0.84	$0.71

Net income, as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income, as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA	(unaudited) (Thousands)

Net income	$7,340	$7,629	$12,592	$11,356
Interest expense	6,887	7,023	13,812	14,045
Income tax expense	4,045	3,893	6,375	5,853
Depreciation and amortization expense (a)	5,362	5,083	11,102	10,414

EBITDA	$23,634	$23,628	$43,881	$41,668

Restructuring charges (1)	151	23	369	356
Share-based compensation expense (2)	1,273	114	2,879	712
Acquisition-related costs(3)	—	364	—	366

ADJUSTED EBITDA	$25,058	$24,129	$47,129	$43,102

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item listed in the table above, which has been excluded from EBITDA in order to arrive at our measure of Adjusted EBITDA for each of the periods presented, is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded net income of $7.3 million (or $0.41 per diluted share) and $12.6 million (or $0.72 per diluted share) for the three and six months ended June 30, 2013, respectively, as compared to net income of $7.6 million (or $0.44 per diluted share) and $11.4 million (or $0.65 per diluted share) for the three and six months ended June 30, 2012, respectively. We recorded EBITDA of $23.6 million and $43.9 million for the three and six months ended June 30, 2013, respectively, as compared to $23.6 million and $41.7 million in EBITDA for the three and six months ended June 30, 2012.

As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income statement review below contains further detail regarding these items.

(1)	Restructuring charges: We recorded restructuring charges of $0.2 million ($0.1 million after tax, or $0.01 per diluted share) and $0.4 million ($0.2 million or after tax, or $0.01 per diluted share) during the three and six months ended June 20, 2013, respectively, as compared to $0.0 million ($0.0 million after tax, or $0.00 per diluted share) and $0.4 million ($0.2 million after tax, or $0.01 per diluted share) during the three and six months ended June 30, 2012, respectively. The majority of these charges relate to relocation costs associated with our plant moves. Restructuring costs are excluded from our measures of Adjusted EBITDA and Adjusted EPS in order for such measures to more closely reflect a measure of underlying operating results.

(2)	Share-based compensation expense: We recorded share-based compensation of $1.3 million ($0.8 million after tax, or $0.05 per diluted share) and $2.9 million ($1.9 million, or $0.11 per diluted share) during the three and six months ended June 30, 2013, respectively. We recorded share-based compensation of $0.1 million ($0.1 million after tax, or $0.00 per diluted share) and $0.7 million ($0.4 million after tax, or $0.03 per diluted share) for the three and six months ended June 30, 2012, respectively. Share-based compensation expense is excluded from our measures of Adjusted EBITDA and Adjusted EPS in order for such measures to more closely reflect a measure of underlying operating results given periodic fluctuations in the estimated fair value of a significant portion of the underlying share-based instruments. The increase in recorded stock-based compensation expense in the current period as compared to the prior year is primarily a result of performance share awards that vested upon achieving certain stock price targets. As these awards have now all vested, there will be no impact on stock-based compensation expense from these awards in future periods.

(3)	Acquisition-related costs: Our results for 2012 included acquisition-related costs of $0.4 million ($0.4 million after tax, or $0.02 per diluted share) for the three and six months ended June 30, 2012. Acquisition-related costs include outside legal, consulting and other fees, and direct expenses incurred relative to acquisition-related activities. These costs are excluded from our measures of Adjusted EBITDA and Adjusted EPS so that such measures may more closely reflect underlying operational results.

The following table sets forth our sales volume by segment, measured in thousands of total pounds shipped, as well as average COMEX copper prices for the periods presented:

Total Sales Volume in Pounds (1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Total Sales Volume in Pounds (1)	(Thousands)			(Thousands)
Distribution	45,777	44,189	3.6%	87,456	86,169	1.5%
OEM	22,543	21,624	4.2	44,400	44,185	0.5

Total Distribution and OEM	68,320	65,813	3.8	131,856	130,354	1.2

Average COMEX Copper (2)	$3.25	$3.55	(8.5)	$3.43	$3.67	(6.5)

(1)	Engineered Solutions segment does not currently track volume through total pounds shipped.
(2)	Represents the average price for one pound of copper on the COMEX for the period indicated.

The increase in volume related to both the Distribution and OEM segments for the three and six months ended June 30, 2013, was primarily attributable to increases in demand across a variety of product categories reflective of generally overall better market conditions including volume increases recorded within both industrial and construction-related categories. These increases were offset by declines from planned volume reductions in other product categories.

The following sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

	Three Months Ended June 30,				Period-over-Period Change
	2013		2012		2013 vs. 2012
	Amount	%	Amount	%	$ Change	% Change
	(unaudited)
	(Thousands, except per share data)
Distribution net sales	162,058	69.3%	$164,310	71.1%	$(2,252)	(1.4)%
OEM net sales	59,195	25.3	56,327	24.4	2,868	5.1
Engineered Solutions net sales	12,545	5.4	10,595	4.5	1,950	18.4

Consolidated net sales	233,798	100.0	231,232	100.0	2,566	1.1
Gross profit	35,639	15.2	35,983	15.6	(344)	(1.0)
Selling, general and administrative expenses	15,365	6.6	15,744	6.8	(379)	(2.4)
Intangible amortization expense	1,976	0.8	1,742	0.8	234	13.4
Restructuring charges	151	0.0	23	0.0	128	556.5

Operating income	18,147	7.8	18,474	8.0	(327)	(1.8)
Interest expense	6,887	2.9	7,023	3.0	(136)	(1.9)
Other income	(125)	0.0	(71)	0.0	(54)	76.1

Income before income taxes	11,385	4.9	11,522	5.0	(137)	(1.2)
Income tax expense	4,045	1.7	3,893	1.7	152	3.9

Net income	$7,340	3.2	$7,629	3.3	$(289)	(3.8)

Diluted income per share	$0.41		$0.44

Net sales

Our 1.1% increase in net sales for the three months ended June 30, 2013, as compared to 2012, reflected the following factors:

•

$2.9 million attributable to our OEM segment due to increases in demand across a variety of product categories and $2.0 million attributable to our Engineered Solutions segment, including results for WE which included only one month of activity for the three months ended June 30, 2012. This increase was offset by a decline of $2.3 million from our Distribution segment, primarily due to a decline in copper prices.

•

Overall volumes measured in pounds shipped increased 3.8%, or $8.1 million, for the second quarter 2013 as compared to 2012 due to increases in demand across a variety of product categories. We measure volume in pounds shipped in our Distribution and OEM segments but not for our Engineered Solutions segment, for which such a metric is not as meaningful given the different nature of products offered.

•

Sales dollars per pound shipped declined 3.4% during the quarter, as compared to the second quarter of 2012, which, in part, reflects both a shift in the mix of products sold and the fact that average copper prices declined 8.5% during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. These factors accounted for a $7.5 million decline in our sales dollars.

Gross profit

The $0.3 million total decrease in gross profit for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was comprised of $0.8 million from our Distribution segment primarily, offset by an increase of $0.5 million from our Engineered Solutions segment which includes the impact of three months from WE, as compared to only one month for the quarter ended June 30, 2012. Gross profit in the OEM segment was flat during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Our gross profit as a percentage of net sales (“gross profit rate”) decreased to 15.2% for the three months ended June 30, 2013, as compared to 15.6% for the three months ended June 30, 2012. Both the decrease in gross margin dollars and gross profit rate are due to the impact of additional plant costs including increased health care costs, which have increased our manufacturing overhead expense, and incremental training and labor costs associated with our plant consolidations, which we expect will be eliminated with the completion of such consolidation efforts in early 2014.

Selling, general and administrative (“SG&A”) expense

SG&A expenses decreased $0.4 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Our Engineered Solutions segment accounted for a $0.4 million increase to our overall SG&A resulting from our WE acquisition whose results are included in the three months ended June 30, 2013, while only one month for the three months ended June 30, 2012. Excluding the impact of our Engineered Solutions segment, our SG&A decreased by $0.8 million. This overall decrease came from a variety of expense categories, most notably payroll and related benefits.

Intangible amortization expense

The increase of $0.2 million in intangible amortization for the three months ended June 30, 2013, as compared to 2012, reflects the impact of amortization recorded in relation to the WE acquisition, partially offset by lower amortization expense recorded in relation to acquisitions made in prior years. Amortization expense relative to intangible assets reflects the fact that such assets are generally amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and, accordingly, results in lower amortization in periods further removed from the period of initial recognition.

Restructuring charges

We recorded $0.2 million in restructuring costs for the three months ended June 30, 2013. The majority of these charges related to relocation costs associated with our plant consolidations.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Three Months Ended June 30,				Year-over-Year Change
	2013		2012		2013 vs. 2012
	Amount	%Net Sales	Amount	%Net Sales	$ Change	% Change
	(Thousands)
Operating Income:
Distribution	$17,170	10.6%	$17,706	10.8%	$(536)	(3.0)%
OEM	5,111	8.6	5,047	9.0	64	1.3
Engineered Solutions	1,227	9.8	1,111	10.5	116	10.4
Corporate	(5,361)		(5,390)		29

Consolidated operating income	$18,147	7.8%	$18,474	8.0%	$(327)	(1.8)%

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

The Distribution segment operating income decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily reflecting the impact of lower gross profit due to increased health care costs which have increased our manufacturing overhead expense temporarily, incremental training and labor costs associated with our plant consolidations, and the mix of products sold. This decline was offset by increases in both our Engineered Solutions and OEM segments. The Engineered Solutions segment operating income increased for the three months ended June 30, 2013, primarily reflecting the contribution provided by our acquisition of WE, which only contributed one month of operations for the three months ended June 30, 2012. This increase was offset by a decline from TRC’s military business, which was adversely impacted by the U.S. Government sequestration. The increase in operating income from the OEM segment is primarily attributable to increased sales volume and lower operating costs.

Interest expense

We incurred decreased interest expense due to lower average outstanding borrowings for second quarter of 2013 compared to the second quarter of 2012.

Other income, net

We recorded other income in the second quarter of 2013 and 2012 reflecting the impact of exchange rate changes on our Canadian subsidiary.

Income tax expense

We recorded income tax expense of $4.0 million for the first three months ended June 30, 2013 as compared to income tax expense of $3.9 million for the three months ended June 30, 2012. Our effective tax rate is 35.5% for the three months ended June 30, 2013 as compared to 33.8% for the three months ended June 30, 2012, primarily due to the mix of pre-tax income among foreign jurisdictions.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

	Six Months Ended June 30,				Period-over-Period Change
	2013		2012		2013 vs. 2012
	Amount	%	Amount	%	$ Change	% Change
	(unaudited) (Thousands, except per share data)
Distribution net sales	$313,961	68.8%	$319,370	70.7%	$5,409	(1.7)%
OEM net sales	116,986	25.6	114,242	25.3	2,744	2.4
Engineered Solutions net sales	25,364	5.6	18,111	4.0	7,253	40.0

Consolidated net sales	456,311	100.0	451,723	100.0	4,588	1.0
Gross profit	69,937	15.3	66,653	14.8	3,284	4.9
Selling, general and administrative expenses	32,861	7.2	31,474	7.0	1,387	4.4
Intangible amortization expense	4,161	0.9	3,566	0.8	595	16.7
Restructuring charges	369	0.1	356	0.2	13	3.7

Operating income	32,546	7.1	31,257	6.9	1,289	4.1
Interest expense	13,812	3.0	14,045	3.1	(233)	(1.7)
Other (income) loss	(233)	(0.1)	3	0.0	(236)	787

Income before income taxes	18,967	4.2	17,209	3.8	1,758	10.2
Income tax expense	6,375	1.4	5,853	1.3	522	8.9

Net income	$12,592	2.8	$11,356	2.5	$1,236	10.9

Diluted income per share	$0.72		$0.65

Net sales

The 1.0% increase in net sales for the first six months of 2013 as compared to the first six months of 2012 reflected the following factors:

•

$7.3 million increase attributable to our Engineered Solutions segment, including results from our acquisition of WE for the six months ended June 30, 2013 yet only one month of results for the six months ended June 30, 2012. Sales from our OEM segment contributed an increase of $2.7 million due to generally better overall market conditions. These increases were offset by a $5.4 million decline in sales from our Distribution segment due to planned volume reductions from certain product categories.

•

Overall volumes measured in pounds shipped increased 1.2%, or $5.1 million. We measure volume in pounds shipped in our Distribution and OEM segments but not in our Engineered Solutions segment for which such a metric is not as meaningful given the different nature of products offered.

•

Sales dollar per pound shipped declined 1.8% during the first six months of 2013 as compared to the same period in 2012, which, in part, reflects both a shift in the mix of products sold and the fact that average copper prices declined 6.5% during the same time period. These factors accounted for an $8.5 million decline in our sale dollars.

Gross profit

The $3.3 million total increase in gross profit for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, comprised of an increase of $1.6 million within our Engineered Solutions segment, which includes contributions from our WE acquisition. Our results for the six months ended June 30, 2013 include six months of operations from WE while our results for the six months ended June 30, 2012 only include one month of operations from WE. The remaining increase in our gross profit includes $1.1 million and $0.6 million from our Distribution and OEM segments, respectively. Additionally, our gross profit rate increased to 15.3% from 14.8%. The increase in gross profit dollars from Distribution and OEM segments and the relative impact on our overall gross profit rate is due to increased sales volume and also customer rationalization of certain low margin customers in the first quarter of 2013. These increases were offset by the factors described above pertaining to the three months ended June 30, 2013.

SG&A expense

The $1.4 million increase in SG&A expenses for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily related to the Engineered Solutions segment. Our recorded expenses include the impact from our WE acquisition, which contributed six months of expenses in 2013 and only one month of expenses in 2012. Overall, our Engineered Solutions segment contributed an increase of $1.3 million of expenses. Excluding the impact of our Engineered Solutions segment, our SG&A increased by $0.1 million. The largest increase was $2.2 million related to stock compensation expense. A critical component in determining stock compensation expense for certain unvested awards is the company’s stock price. The growth in the our stock price during the six months ended June 30, 2013 as compared to a stock price decline for the six months ended June 30, 2012 drove the year-over-year increase in total stock compensation expense. This increase was offset by decreases across several expense categories including payroll and related benefits of $1.1 million due in part from the factors described above for the three months ended June 30, 2013. We have further decreases attributable to acquisition costs of $0.4 million, advertising costs of $0.3 million and other costs of $0.3 million.

Intangible amortization expense

The increase of $0.6 million in intangible amortization reflects the impact of amortization recorded in relation to the WE acquisition, partially offset by lower amortization expense recorded in relation to acquisitions made in prior years. Amortization expense relative to intangible assets reflects the fact that such assets are generally amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and, accordingly, results in lower amortization in periods further removed from the period of initial recognition.

Restructuring charges

We recorded $0.4 million in restructuring costs in the first six months of 2013. The majority of these charges relate to relocation costs associated with our plant consolidations and severance costs.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Six Months Ended June 30,				Year-over-Year Change
	2013		2012		2013 vs. 2012
	Amount	%Net Sales	Amount	%Net Sales	$ Change	% Change
	(Thousands)
Operating Income (Loss):
Distribution	$31,898	10.2%	$29,901	9.4%	$1,997	6.7%
OEM	10,389	8.9	9,646	8.4	743	7.7
Engineered Solutions	2,137	8.4	1,827	10.1	310	17.0
Corporate	(11,878)		(10,117)		(1,761)

Consolidated operating income	$32,546	7.1%	$31,257	6.9%	$1,289	4.1%

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

The increase in operating income of $1.3 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 includes increased contributions from all three reportable segments. The $2.0 million increase from our Distribution primarily reflected an improvement in gross profit, resulting from increased volume, and lower operating expenses. The $0.7 million increase from the OEM segment primarily reflected an improvement in gross profit due to increased volumes, the rationalization of certain low margin customers, and to a lesser extent, lower operating expenses. The $0.3 million increase from the Engineered Solutions segment primarily reflected the contribution provided by our acquisition of WE, which contributed six months of operations during 2013 while only one month during the same period in 2012. This increase was offset by a decline from TRC’s military business, which was adversely impacted by the U.S. Government sequestration.

Interest expense

We incurred decreased interest expense due to lower average outstanding borrowings for the second quarter of 2013 compared to the second quarter of 2012.

Other (income) loss, net

We recorded other income for the six months ended June 30, 2013 reflecting the impact of exchange rate changes on our Canadian subsidiary as compared to a loss recorded for the six months ended June 30, 2012.

Income tax expense

We recorded income tax expense of $6.4 million for the six months ended 2013 compared to income tax expense of $5.9 million for the six months ended June 30, 2012, with the increase primarily reflecting increased pre-tax income. Our effective tax rate, however, declined to 33.6% from 34.0% due primarily to a discrete item recorded in the first quarter of 2013 following the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited) (Thousands)
Net cash flow from operating activities	$7,769	$18,393	$5,269	$(2,613)
Interest expense	6,887	7,023	13,812	14,045
Income tax expense	4,045	3,893	6,375	5,853
Excess tax benefits from stock-based compensation	2,621	(26)	2,855	625
Deferred taxes	(2,525)	(774)	(2,417)	(1,328)
(Loss)Gain on disposal of fixed assets	(58)	13	(67)	41
Share-based compensation expense	(1,273)	(114)	(2,879)	(712)
Foreign currency transaction gain (loss)	97	71	234	(3)
Amortization of debt issuance costs (a)	(426)	(411)	(850)	(822)
Changes in operating assets and liabilities	6,497	(4,440)	21,549	26,582

EBITDA	$23,634	$23,628	$43,881	$41,668

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation and are included as a component of interest expense for income statement presentation.

Outlook

Looking towards the second half of 2013, we anticipate modest growth in overall demand for our products measured in total pounds shipped. We continue to monitor industrial market demand, U.S. housing starts statistics and commercial construction forecasts. We believe our platform and capital investments position us well for growth in one or more of these areas, particularly any meaningful and sustained growth in housing starts given our diversified product offerings which we believe will serve increased customer demand brought about by such growth in housing. Visibility with respect to the timing and magnitude of such growth, however, remains limited and, as such, the benefits from such factors may not significantly impact our results in the second half of 2013.

Liquidity and Capital Resources

Debt

The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of June 30, 2013	As of December 31, 2012
Revolving Credit Facility expiring October 2016	$38,850	$50,430
Senior notes due February 15, 2018	272,939	272,714
Capital lease obligations	618	695

Total long-term debt, including current portion	$312,407	$323,839

As of June 30, 2013, we had a total of $6.4 million in cash and cash equivalents and $38.9 million in outstanding borrowings under our Revolving Credit Facility.

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

The interest rate charged on borrowings under the Revolving Credit Facility is based on our election of either the base rate (greater of federal funds rate plus 0.50% and the lender’s prime rate) plus a range of 0.25% to 0.75% or LIBOR rate plus a range of 1.50% to 2.00%, in each case based on quarterly average excess availability under the Revolving Credit Facility. In addition, we pay an unused line fee of between 0.25% and 0.50% based on quarterly average excess availability pursuant to the terms of the Revolving Credit Facility.

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a fixed charge covenant ratio of not less than 1.0 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $250.0 million or (2) the sum of 85% of eligible accounts receivable, 70% of eligible inventory, with a maximum amount of borrowing-base availability which may be generated from inventory of $150.0 million for the U.S. portion and $12.0 million Canadian for the Canadian portion, and an advance rate to be 75% of certain appraised real estate and 85% of certain appraised equipment and capped at $62.5 million, with a $15.0 million sublimit for letters of credit. We currently have $30.7 million in appraised real estate and certain appraised equipment in our borrowing base. Our current availability includes additional availability that may be generated by adding appraised real estate and/or appraised equipment not exceed $62.5 million to the borrowing base.

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

We maintained greater than $30.0 million of monthly excess availability during the first and second quarters of 2013.

As of June 30, 2013, we were in compliance with all of the covenants of our Revolving Credit Facility.

9% Senior Notes due 2018 (“Senior Notes”)

Our Senior Notes mature on February 15, 2018 and have an aggregate principal amount of $275.0 million and a 9% coupon rate. Interest payments are due on February 15th and August 15th. As of June 30, 2013, we were in compliance with all of the covenants of our Senior Notes. Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining life of the Senior Notes.

The Indenture relating to our Senior Notes contains customary covenants that limit us and our restricted subsidiaries from, among other things, incurring additional indebtedness, making restricted payments, creating liens, paying dividends, consolidating, merging or selling substantially all of their assets, entering into sale and leaseback transactions, and entering into transaction with affiliates. Additionally, all our domestic restricted subsidiaries that guarantee the Revolving Credit Facility are required under the Indenture to guarantee our obligations under the Senior Notes. TRC, Patco, and WE became subsidiary guarantors of the Senior Notes following the acquisition of those businesses.

As of June 30, 2013, we were in compliance with all of the covenants of our Senior Notes.

Current and Future Liquidity

In general, we require cash for working capital, capital expenditures, debt repayment, dividends, and interest. Our working capital requirements tend to increase when we experience significant increased demand for products or significant copper price increases which, in turn, may require us to borrow additional amounts against our Revolving Credit Facility. Our management assesses the future cash needs of our business by considering a number of factors, including: (1) earnings and cash flow performance, (2) future working capital needs, (3) current and projected debt service expenses, and (4) planned capital expenditures.

As of June 30, 2013, we had $159.9 million in excess availability under the Revolving Credit Facility, and $6.4 million in cash and cash equivalents. We are permanently reinvested in our Honduran subsidiary and do not intend to repatriate funds. Cash held by our Honduran subsidiary of $3.1 million is not available to fund domestic operations unless these funds were repatriated. The Company would need to accrue and pay taxes of approximately $1.1 million if the funds were repatriated. We believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures and strategic acquisitions for the foreseeable future.

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

At June 30, 2013, we have $38.9 million outstanding against our Revolving Credit Facility. Of this total, we have classified $18.6 million as a component of our current portion of long-term borrowings based on our forecasted repayments over the next twelve months.

On August 6, 2013, our Board of Directors declared a quarterly dividend of $0.04 per common share, payable on August 30, 2013, to stockholders of record as of the close of business on August 16, 2013. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

On August 3, 2011, our Board of Directors authorized the purchase of up to 0.5 million shares of the Company’s common stock in open market or privately negotiated transactions. The repurchase plan expires in August 2013. To date, we have repurchased 0.4 million shares pursuant to this repurchase program. We did not repurchase any shares pursuant to this repurchase program during the first and second quarters of 2013. There can be no assurance that any additional share purchases will be made. The number of shares actually purchased will depend on various factors, including limitations imposed by the Company’s debt instruments, the price of our common stock, overall market and business conditions and management’s assessment of competing alternatives for capital deployment.

Changes in Cash Flows: Six Months Ended June 30, 2013 Compared with Year Ended June 30, 2012

Net cash provided by operating activities for the six months ended June 30, 2013 was $5.3 million as compared $2.6 million of net cash used in operating activities for the six months ended June 30, 2012. The $7.9 million change in cash provided for operating activities was primarily a result of changes in working capital and, to a lesser degree, higher levels of net income. Changes in operating cash flows used to fund accounts payable decreased $9.0 million, primarily related to a lower volume of inventory purchased and a decrease in the value of our inventory due to copper price declines year-over-year. These same factors also contributed $7.0 million less in operating cash flows used to acquire inventory. These increases in operating cash flows were offset by declines of $8.0 associated with prepaid and other current assets, primarily attributable to the tax benefit recorded from our recent stock option exercises. This benefit will be recognized in a future period offsetting the amount of taxes paid. Lastly, operating cash flows provided by accounts receivable declined approximately $3.8 million dollars due to increased sales in the month of June 2013, as compared to June 2012, and a reduction in sales dollars collected due to declines in copper prices year-over-year.

Net cash used in investing activities for the six months ended June 30, 2013 was $5.6 million as compared to $56.0 million for the six months ended June 30, 2012. Our current year spending is reflective of capital investments made at various manufacturing locations to expand our capacity and capabilities. We expect our full-year 2013 capital expenditures to be approximately $14.0 to $16.0 million. Comparatively, we used $50.4 million less in investing cash flow in 2013 versus 2012. We expended $32.8 million and $23.1 million related to our acquisition of WE and capital investments during the six months ended June 30, 2012. Our capital investments during 2012 included $6.5 million used to acquire three previously leased manufacturing facilities.

Net cash used in financing activities for the six months ended June 30, 2013 was $1.9 million as compared to cash provided by $54.2 million for the six months ended June 30, 2012. The increase in cash used in financing activities was primarily a result of lower net borrowings associated with our revolving line of credit. During the period, the company paid a net $11.6 million to reduce the revolver while borrowing a net $54.3 million during 2012. Additionally, payments of shareholder dividends increased $0.8 million due to $0.06 per share dividend paid in the 2013, as compared to $0.04 per share dividend paid in 2012. This increase in cash used for financing activities was offset by $8.8 million in proceeds received from stock option exercises, as compared to $0.0 million in proceeds received in 2012.

Goodwill and Other Intangible Assets

After performing our last annual goodwill impairment test as of December 31, 2012, we indicated that our TRC Military reporting unit, with recorded goodwill of $20.5 million, had excess fair value of 7% of its carrying value. At the conclusion of 2012, we were operating our business amidst a general uncertainty involving U.S. military spending including the announced automatic spending reductions, referred to as “sequestration” to occur throughout 2013. As of June 30, 2013, we are continuing to monitor the results of the TRC Military reporting unit. There are several projects in various stages of testing and approval which have been considered within our business assumptions. A negative outcome on any or all projects could impact future operations, which when combined with the effects of sequestration, could result in an impairment charge.

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

Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers’ changes in the price of copper and other raw materials. From time to time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At June 30, 2013, we had contracts with a net aggregate fair value of $0.2 million, consisting of contracts to sell 0.3 million pounds of copper in September 2013. A hypothetical adverse movement of 10% in the price of copper at June 30, 2013, with all other variables held constant, would have resulted in an aggregate loss in the fair value of our commodity futures contracts of approximately $0.1 million as of June 30, 2013.

Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. As of June 30, 2013, approximately 12.4% of our debt was variable rate, primarily our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or a LIBOR-based rate. Based on the amount of our variable rate borrowings at June 30, 2013, which totaled approximately $38.9 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $0.4 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Exchange Rate Risk. We have exposure to changes in foreign currency exchange rates related to our Canadian operations. Currently, we do not manage our foreign currency exchange rate risk using any financial or derivative instruments, such as foreign currency forward contracts or hedging activities. We recorded an aggregate pre-tax income of approximately $0.1 million and 0.2 million for the three and six months ended June 30, 2013, respectively, as compared to pre-tax income of $0.1 million and a pre-tax loss of $0.0 million for the three and six months ended June 30, 2012, respectively, related to exchange rate fluctuations between the U.S. dollar and Canadian dollar.

ITEM 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of June 30, 2013 and December 31, 2012, we have a $0.3 million accrual recorded for this liability in accordance with ASC 450.

We recently received a civil complaint for $2.3 million plus attorney’s fees and expenses related to a recent acquisition. We believe the civil complaint lacks merit and is not payable by us. We believe that we have substantial and meritorious defenses to all currently pending matters. As a result of these and other factors, and although no assurances are possible, our currently pending matters are not expected to have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 5. Other Information

Effective August 6, 2013, the Board of Directors of Coleman amended and restated the Company’s Amended and Restated By-Laws (as amended and restated, the “By-Laws”) to reflect certain changes (including to the advanced notice by-law) and to include a new Article XII, which designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Coleman, (ii) any action asserting a claim or breach of fiduciary duty owed by any director, officer or other employee of Coleman to Coleman or Coleman’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), or (iv) any action asserting a claim governed by the internal affairs doctrine. While Article XII became effective August 6, 2013, the Board of Directors will put the provision up for a vote of the shareholders at Coleman’s next Annual Meeting and the Board will rescind Article XII if not approved by the shareholders.

The foregoing summary of the By-Laws is qualified in its entirety by reference to the By-Laws, which are attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6.	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLEMAN CABLE, INC.
(Registrant)

Date: August 9, 2013	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: August 9, 2013	By	/s/ Alan C. Bergschneider
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description

3.1—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2—	Amended and Restated By-Laws of Coleman Cable, Inc.

31.1—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101—	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.