Form 10-Q
period 2013-09-30
Coleman Cable, Inc.
filed 2013-11-08
CIK 1323653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Common shares outstanding as of November 1, 2013: 18,313,688

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET SALES	$229,039	$229,301	$685,350	$681,023
COST OF GOODS SOLD	194,911	194,948	581,285	580,018

GROSS PROFIT	34,128	34,353	104,065	101,005
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,538	15,880	46,399	47,354
INTANGIBLE ASSET AMORTIZATION	1,976	2,189	6,137	5,755
ASSET IMPAIRMENT	6,584	—	6,584	—
RESTRUCTURING CHARGES	122	959	491	1,314

OPERATING INCOME	11,908	15,325	44,454	46,582
INTEREST EXPENSE	6,915	6,919	20,727	20,963
OTHER LOSS (INCOME)	103	227	(129)	230

INCOME BEFORE INCOME TAXES	4,890	8,179	23,856	25,389
INCOME TAX EXPENSE	4,106	2,725	10,481	8,579

NET INCOME	$784	$5,454	$13,375	$16,810

EARNINGS PER COMMON SHARE DATA
NET INCOME PER SHARE:
Basic	$0.04	$0.32	$0.75	$0.98
Diluted	0.04	0.31	0.75	0.96
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	18,293	17,071	17,617	17,077
Diluted	18,478	17,301	17,780	17,311
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.02	$0.10	$0.04

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$784	$5,454	$13,375	$16,810

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of tax of $(7) and $(134), $189 and $(120), respectively	271	365	(280)	326
Pension adjustments, net of tax of $1, $2, $3, $4, respectively	(2)	(3)	(6)	(12)

OTHER COMPREHENSIVE INCOME (LOSS)	269	362	(286)	314

COMPREHENSIVE INCOME	$1,053	$5,816	$13,089	$17,124

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except per share data)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,745	$9,562
Accounts receivable, net of allowances of $2,913 and $3,046, respectively	128,449	125,982
Inventories	123,572	112,590
Deferred income taxes	5,206	4,271
Assets held for sale	1,072	1,074
Prepaid expenses and other current assets	5,527	4,071

Total current assets	273,571	257,550

PROPERTY, PLANT AND EQUIPMENT, NET	77,442	78,914
GOODWILL	59,896	66,535
INTANGIBLE ASSETS, NET	31,278	37,417
DEFERRED INCOME TAXES	591	329
OTHER ASSETS	9,315	8,595

TOTAL ASSETS	$452,093	$449,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$28,177	$35,566
Accounts payable	28,177	25,748
Accrued liabilities	32,954	38,208

Total current liabilities	89,308	99,522

LONG-TERM DEBT	273,451	288,273
OTHER LONG-TERM LIABILITIES	4,231	3,693
DEFERRED INCOME TAXES	10,197	6,687
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001; 75,000 authorized; 18,314 and 16,998 issued and outstanding on September 30, 2013 and December 31, 2012, respectively	18	17
Treasury stock, at cost: 485 and 443 shares, respectively	(4,690)	(3,918)
Additional paid-in capital	107,735	94,470
Accumulated deficit	(27,838)	(39,371)
Accumulated other comprehensive loss	(319)	(33)

Total shareholders’ equity	74,906	51,165

TOTAL LIABILITIES AND EQUITY	$452,093	$449,340

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$13,375	$16,810
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	17,757	17,241
Stock-based compensation	3,013	1,169
Asset Impairment	6,584	—
Foreign currency transaction (gain) loss	(131)	252
Excess tax benefits from stock-based compensation	(3,190)	(625)
Deferred taxes	2,496	1,865
Loss (gain) on disposal of fixed assets	64	(41)
Changes in operating assets and liabilities:
Accounts receivable	(2,459)	(14,792)
Inventories	(10,982)	(15,443)
Prepaid expenses and other assets	(2,559)	3,317
Accounts payable	2,700	8,721
Accrued liabilities	(4,712)	(5,128)

Net cash flow provided by operating activities	21,956	13,346

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(9,144)	(28,700)
Proceeds from sale of fixed assets	11	24
Acquisition of businesses, net of cash acquired	—	(33,090)

Net cash flow used in investing activities	(9,133)	(61,766)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facility	89,904	332,996
Repayments under revolving loan facility	(112,334)	(288,626)
Repayment of long-term debt	(139)	(124)
Treasury stock purchases	(772)	(657)
Excess tax benefits from stock-based compensation	3,190	625
Proceeds from option exercises	9,611	14
Dividends paid	(1,842)	(704)

Net cash flow (used in) provided by financing activities	(12,382)	43,524

Effect of exchange rate changes on cash and cash equivalents	(258)	478
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	183	(4,418)
CASH AND CASH EQUIVALENTS — Beginning of period	9,562	9,746

CASH AND CASH EQUIVALENTS — End of period	$9,745	$5,328

NONCASH ACTIVITY
Unpaid capital expenditures	46	176
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	5,966	1,918
Cash interest paid	25,854	26,074

See notes to condensed consolidated financial statements.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Thousands)

(unaudited)

	Common Stock Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE — January 1, 2012	16,939	$17	$(2,789)	$92,871	$(61,819)	$(185)	$28,095

Stock awards	179	—	—	—	—	—	—
Stock options exercised	3	—	—	14	—	—	14
Treasury shares repurchased	(70)		(657)				(657)
Other comprehensive income	—	—	—	—	—	314	314
Net income					16,810		16,810
Cash dividends $0.04					(704)		(704)
Stock-based compensation	—	—	—	1,443	—	—	1,443

BALANCE — September 30, 2012	17,051	$17	$(3,446)	$94,328	$(45,713)	$129	$45,315

BALANCE — January 1, 2013	16,998	$17	$(3,918)	$94,470	$(39,371)	$(33)	$51,165

Stock awards	495	—	—	—	—	—	—
Stock options exercised	863	1	—	9,611	—	—	9,612
Treasury shares repurchased	(42)	—	(772)	—	—	—	(772)
Other comprehensive income	—	—	—	—	—	(286)	(286)
Net income					13,375		13,375
Cash dividends $0.10 per share					(1,842)		(1,842)
Stock-based compensation	—	—	—	3,654	—	—	3,654

BALANCE — September 30, 2013	18,314	$18	$(4,690)	$107,735	$(27,838)	$(319)	$74,906

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

2. NEW ACCOUNTING PRONOUNCEMENT

Accounting Standards Update No. 2013-11 – “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”)

ASU No. 2013-11 requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to deferred tax asset for a net operating loss carryforward, a similar loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforwards is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of the tax positions, or the tax law of the applicable jurisdictions does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not combined with deferred tax assets. The amendments are effective for fiscal years and interim periods beginning after December 15, 2013. The Company does not expect the adoption of these amendments to have a material impact on the Company’s statement of financial position.

Accounting Standards Update No. 2013-02 – “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013 -02”)

ASU No. 2013-02 requires entities to disclose additional information about reclassification adjustments, including changes in Accumulated Other Comprehensive Income (“AOCI”) and significant items reclassified out of AOCI. The new disclosure requirements do not amend any existing requirements for reporting net income or Other Comprehensive Income (“OCI”). An entity is required to disaggregate the total change of each component of OCI and separately present (1) reclassification adjustments and (2) current-period OCI. Additionally, the amendments require an entity to present information about significant items reclassified out of AOCI by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. ASU 2013-02 does not change the current requirements for interim financial statement reporting or comprehensive income. The amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this provision during the first quarter ended March 31, 2013 and it did not have a material impact on the Company’s results of operations, financial position and cash flows.

Accounting Standards Update No. 2011-11 – “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”)

ASU No. 2011-11 amends existing guidance by enhancing disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 201-20-45 or Section 815-10-45 or

(2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain derivatives, sale and repurchase agreements and reverse sale repurchase agreements, and securities borrowing and securities lending arrangements. ASU No. 2011-11 requires retrospective application, and was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company adopted the provisions in ASU No. 2011-11 and the clarifying amendments included in ASU No. 2013-01 during the first quarter ended March 31, 2013 and they did not have a material impact on the Company’s results of operations, financial position and cash flows.

3. GOODWILL, INTANGIBLE ASSETS AND ASSET IMPAIRMENTS

We recorded a $6,584 non-cash goodwill impairment charge in the third quarter of 2013 related to our TRC Military reporting unit. TRC Military serves primarily as a subcontractor to customers who directly sell to the U.S. military for defense-related programs. This non-cash goodwill impairment was largely as a result of the continued negative impact of the U.S. government sequestration, which has greatly reduced overall demand in this business from pre-sequestration levels, as well as delays and limited visibility with respect to the timing of, and total projected revenues to be earned from, certain new military programs being pursued. The success of these new programs was viewed as necessary to offset weakness in TRC Military’s base business in achieving forecasted 2013 and 2014 revenues in this business. At the end of the second quarter of 2013, we indicated that several of these new projects faced key 2013 milestones in testing or the securing of orders pursuant to government contracts. During the period ending September 30, 2013, we did not achieve certain of these milestone events and visibility with respect to future orders remained limited. Consequently, we revised our projected forecast for future periods. We believe this revision created a triggering event that required us to perform an interim goodwill impairment test of as September 30, 2013.

The Company followed the accounting provisions outlined in Accounting Standards Codification — “Intangibles — Goodwill and Other (ASC Topic 350)” used to measure the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. After assigning an implied fair value to all of the reporting unit’s assets and liabilities, the second step results indicated a non-cash impairment of $6,584 related to goodwill which was recorded during the three months ended September 30, 2013.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. The analysis estimates numerous factors, including future sales, gross profit, selling, general and administrative expense rates, capital expenditures, and cash flows. These estimates are based on our business plans and forecasts. These estimated cash flows are then discounted, which necessitates the selection of an appropriate discount rate. The discount rate used reflects market-based estimates of the risks associated with the projected cash flows of the reporting unit.

The use of different assumptions, estimates, or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit. As of the September 30, 2013 assessment date, changes in the assumptions in excess of : 1) a 2.5% decrease in the estimated sales growth rate, without a change in the discount rate, 2) an assumption that our terminal term growth rate would decrease by 200 basis points, without a change in the discount rate or; 3) a 200 basis point increase in the discount rate without a change in sales projections would have increased our goodwill impairment charge from $6,584 to approximately $10,000. The impairment recorded represents our best estimate, and while we believe the amount recorded is reasonable, due to the timing and complexity of the second step of the impairment test, there could be adjustments to the goodwill impairment charge when the goodwill impairment test is completed. Any adjustments as a result of completing this evaluation will be recorded in our financial statements for the year ended December 31, 2013.

	Distribution Segment	OEM Segment	Engineered Solutions Segment	Total
Net book value at January 1, 2013
Goodwill	$102,846	$11,725	$33,187	$147,758
Accumulated impairment losses	(69,498)	(11,725)	—	(81,223)

Total	$33,348	$—	$33,187	$66,535

Impairment losses	—	—	(6,584)	(6,584)
Foreign currency translation adjustments	(55)	—	—	(55)
Net book value at September 30, 2013
Goodwill	102,791	11,725	33,187	147,703
Accumulated impairment losses	(69,498)	(11,725)	(6,584)	(87,807)

Total	$33,293	$—	$26,603	$59,896

4. ACQUISITIONS

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

Purchase Price Allocations

WE was accounted for under the purchase method of accounting. Accordingly, we have allocated the purchase price to the net assets acquired based on the related estimated fair values at the acquisition date. The long-term growth, increased market position and synergies from the acquisition are the primary factors which gave rise to the acquisition price for WE, which resulted in the recognition of goodwill.

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

The customer relationships, trademarks and trade names, and developed technology are amortized using an accelerated method which reflects our estimate of the pattern in which the economic benefit derived from such assets will be consumed. The purchase price allocation to identifiable intangible assets, which are all amortizable, along with their respective weighted-average amortization periods at the acquisition date are as follows:

	Weighted- Average Amortization Period	WE
Customer relationships	6	$9,000
Trademarks and trade names	6	6,600
Developed technology	3	970
Backlog	1	450

Total intangible assets		$17,020

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Net sales	$229,301	$691,291
Net income	5,392	17,315

5. RESTRUCTURING ACTIVITIES

We incurred restructuring costs of $122 and $959 during the three months ended September 30, 2013 and 2012, respectively. We incurred restructuring costs of $491 and $1,314 during the nine months ended September 30, 2013 and 2012, respectively. The majority of these charges related to relocation costs associated with our plant consolidations.

Our restructuring reserve was $1,040 as of September 30, 2013, recorded within accrued liabilities and other long-term liabilities, which represents our estimate of the remaining liability existing relative to a closed property under lease and which is equal to our remaining obligation under such lease reduced by estimated sublease rental income reasonably expected for the property. Accordingly, the liability may be increased or decreased in future periods as facts and circumstances change, including possible negotiation of a lease termination, sublease agreement, or changes in the related market in which the property is located. Restructuring expense is not segregated by reportable segment as our operating segments generally share common production processes and manufacturing facilities, as discussed in Note 17.

	Lease Holding Costs	Severance, Moving & Other Closing Costs	Total
BALANCE — December 31, 2012	$1,200	$45	$1,245
Provision	46	445	491
Cash payments	(206)	(490)	(696)

BALANCE — September 30, 2013	$1,040	$—	$1,040

6. INVENTORIES

Inventories consisted of the following:

	September 30, 2013	December 31, 2012
FIFO cost:
Raw materials	$43,429	$44,874
Work in progress	5,185	3,391
Finished products	74,958	64,325

Total	$123,572	$112,590

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Salaries, wages and employee benefits	$9,533	$9,597
Sales incentives	10,574	10,694
Interest	3,178	9,427
Other	9,669	8,490

Total	$32,954	$38,208

8. DEBT

	September 30, 2013	December 31, 2012
Revolving Credit Facility expiring October 2016	$28,000	$50,430
9% Senior Notes due February 2018, including unamortized discount of $1,948 and $2,286, respectively	273,052	272,714
Capital lease obligations	576	695

	301,628	323,839
Less current portion	(28,177)	(35,566)

Long-term debt	$273,451	$288,273

Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”)

At September 30, 2013, we had $28,000 in borrowings under the Revolving Credit Facility, with $168,727 in remaining excess availability. At December 31, 2012, we had $50,430 in borrowings under the Revolving Credit Facility, with $131,635 in remaining excess availability. The $28,000 in borrowings under the Revolving Credit Facility approximates the fair value of such debt at September 30, 2013 (Level 2).

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

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a fixed charge covenant ratio of not less than 1.0 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30,000. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $250,000 or (2) the sum of 85% of eligible accounts receivable, 70% of eligible inventory, with a maximum amount of borrowing-base availability which may be generated from inventory of $150,000 for the U.S. portion and $12,000 Canadian for the Canadian portion, and an advance rate to be 75% of certain appraised real estate and 85% of certain appraised equipment and capped at $62,500, with a $15,000 sublimit for letters of credit. We currently have $29,400 in appraised real estate and certain appraised equipment in our borrowing base. Additional availability may be generated by adding additional appraised real estate and/or appraised equipment not to exceed $62,500 to the borrowing base.

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

As of September 30, 2013, we were in compliance with all of the covenants of our Revolving Credit Facility.

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

As of September 30, 2013, we were in compliance with all of the covenants of our Senior Notes.

Our Senior Notes were issued at a discount in 2010, resulting in proceeds of less than par value. This discount is being amortized to par value over the remaining term of the Senior Notes.

Senior Notes	September 30, 2013
Face Value	$275,000
Fair Value (Level 1)	$292,325
Interest Rate	9%
Interest Payment	Semi-Annually February 15th and August 15th
Maturity Date	February 15, 2018

Guarantee	Jointly and severally guaranteed fully and unconditionally by our 100% owned subsidiaries, CCI International, Inc., Patco, TRC, and WE

Optional redemption (1)

Beginning Date	Percentage
February 15, 2014	104.50%
February 15, 2015	102.25%
February 15, 2016	100.00%

(1)	The Company may, at its option, redeem the Senior Notes, in whole at any time or in part from time to time, on or after the above-noted dates and at the above-noted percentages of the principal amount thereof (plus interest due).

9. EARNINGS PER SHARE

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock, as such awards contain non-forfeitable rights to dividends. Security holders are not obligated to fund the Company’s losses, and therefore, participating securities are not allocated a portion of these losses in periods where a net loss is recorded. As of September 30, 2013 and 2012, the impact of participating securities on net income allocated to common shareholders and the dilutive effect of share-based awards outstanding on weighted average shares outstanding was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Basic and Diluted Earnings per Share	2013	2012	2013	2012
Basic EPS Numerator:
Net income	$784	$5,454	$13,375	$16,810
Less: Earnings allocated to participating securities	(5)	(50)	(88)	(153)

Net income allocated to common shareholders	$779	$5,404	$13,287	$16,657

Basic EPS Denominator:
Weighted average shares outstanding	18,293	17,071	17,617	17,077
Basic earnings per common share	$0.04	$0.32	$0.75	$0.98
Diluted EPS Numerator:
Net income	$784	$5,454	$13,375	$16,810
Less: Earnings allocated to participating securities	(5)	(49)	(87)	(151)

Net income allocated to common shareholders	$779	$5,405	$13,288	$16,659

Diluted EPS Denominator:
Weighted average shares outstanding	18,293	17,071	17,617	17,077
Dilutive common shares issuable upon exercise of stock options	185	230	163	234

Diluted weighted average shares outstanding	18,478	17,301	17,780	17,311

Diluted earnings per common share	$0.04	$0.31	$0.75	$0.96

Options

Options with respect to 55 and 771 common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 because they were antidilutive.

10. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has a stock-based compensation plan for its directors, executives and certain key employees under which the grant of stock options and other share-based awards is authorized. We recorded $134 and $3,013 in stock compensation expense for the three and nine months ended September 30, 2013, respectively. We recorded $457 and $1,169 for the three and nine months ended September 30, 2012, respectively.

Stock Options

No stock options were issued during the first nine months of 2013 and 2012.

Changes in stock options were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding January 1, 2013	1,388	$11.09	4.8	$2,352
Granted	—	—		—
Exercised	(863)	19.50		1,388
Forfeited or expired	(38)	9.44		—

Outstanding September 30, 2013	487	11.08	4.4	5,022
Vested or expected to vest	470	11.32	4.4	4,745
Exercisable	415	9.69	4.5	4,745

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s common stock and the exercise price of the stock option. When the current market value is less than the exercise price, there is no aggregate intrinsic value. For the nine months ended September 30, 2013 there were 863 stock option shares exercised with an intrinsic value of $1,388. There were three stock option exercises for the nine month period ended September 30, 2012 with an intrinsic value of $11. As of September 30, 2013 and December 31, 2012, there were 470 and 1,372 vested options with an aggregate intrinsic value of $4,745 and $2,271, respectively.

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

Changes in nonvested shares for the first nine months of 2013 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	558	$4.79
Granted	53	9.44
Vested	(495)	4.39
Forfeited	—	—

Nonvested at September 30, 2013	116	$8.61

In addition, in the first quarter of 2010, 775 performance shares were granted to certain executives and key employees. Of the total performance shares awarded, 517 were settled in stock, on a one-to-one basis, which was contingent upon future stock price performance. The remaining 258 performance shares vested under the same terms as the performance awards settled in stock, but settled in cash rather than stock. The first tranche of performance shares vested in a prior period resulting in the issuance of 117 shares settled in stock and 58 shares settled in cash. During the second quarter ended June 30, 2013, the second and third tranches vested as a result of the stock price reaching predetermined levels. Accordingly, 358 shares were settled in stock net of 42 shares returned back to the Company to satisfy income tax requirements. Additionally, the equivalent of 200 shares were issued and settled in cash. The Company recorded $2,362 of compensation cost for the nine months ended September 30, 2013 related to the performance shares.

Treasury Stock

On August 3, 2011, our Board of Directors authorized the purchase of up to 500 shares of the Company’s common stock in open market or privately-negotiated transactions. We purchased 426 shares pursuant to this repurchase program. The repurchase plan expired in August 2013 and was not renewed by our Board of Directors.

During the nine months ended September 30, 2013, we repurchased 42 shares of common stock at a total cost of $772 from employees of the Company that were withheld to satisfy the tax withholding obligation due upon vesting of performance share awards and repurchased zero shares for the three months ended September 30, 2013. During the three and nine months ended September 30, 2012, we repurchased 38 and 70 shares of common stock at a total cost of $360 and $657, respectively, including commissions and shares repurchased from employees of the Company that were withheld to satisfy the tax withholding obligation due upon vesting of restricted stock awards.

Subsequent Event

On November 5, 2013, our Board of Directors declared a quarterly dividend of $0.05 per common share, payable on November 29, 2013, to stockholders of record as of the close of business on November 15, 2013. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

11. RELATED PARTIES

Three of our directors and one of our former executive officers own our corporate office facility which is leased to the company. The Company recorded rental expense of $108 and $320 for the three and nine months ended September 30, 2013, respectively. We incurred rental expense of of $105 and $311 for the three and nine months ended September 30, 2012, respectively. In addition, we previously leased three manufacturing facilities from an entity in which one of our executive officers has a minority interest. During the first quarter of 2012, we purchased these three manufacturing facilities for $6,505.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain of our buildings, machinery and equipment under lease agreements that expire at various dates over the next ten years. Rental expense under operating leases was $1,284 and $3,916 for the three and nine months ended September 30, 2013, respectively, and was $1,297 and $3,925 for the three and nine months ended September 30, 2012, respectively.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of September 30, 2013 and December 31, 2012 we had a $333 and $331 accrual, respectively, recorded for this liability in accordance with ASC 450.

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

13. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Effective Tax Rate	84.0%	33.3%	43.9%	33.8%

We recorded income tax expense of $4,106 and $2,725 for the three months ended September 30, 2013 and 2012, respectively. The increase in our effective tax rate for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, is primarily due to the $6,584 non-deductible goodwill impairment recorded. There was no tax basis in the goodwill that was impaired, as such the full impact of the expense was recorded as a discrete item during the three months ended September 30, 2013.

We recorded income tax expense of $10,481 and $8,579 for the nine months ended September 30, 2013 and 2012, respectively. The increase in our effective tax rate for the nine months ended 2013, as compared to the nine months ended 2012, is primarily due to a discrete impact of the goodwill impairment as mentioned in the preceding paragraph.

14. BENEFIT PLANS

Employee Savings Plan

We provide defined contribution savings plans for employees meeting certain age and service requirements. We currently make matching contributions for a portion of employee contributions to the plans. Including such matching contributions, we recorded expenses totaling $382 and $1,118 related to these savings plans during the three and nine months ended September 30, 2013, respectively. We recorded $359 and $1,048 for the three and nine months ended September 30, 2012, respectively.

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

As of the periods ending September 30, 2013 and December 31, 2012, we utilized Level 1 inputs to determine the fair value of cash and cash equivalents and derivatives.

We classify cash on hand and deposits in banks, including money market accounts, commercial paper, and other investments with an original maturity of three months or less, that we hold from time to time, as cash and cash equivalents. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$9,745	$—	$—	$9,745	$9,562	$—	$—	$9,562
Derivative Assets, Inclusive of Collateral	97	—	—	97	127	—	—	127

Total	$9,842	$—	$—	$9,842	$9,689	$—	$—	$9,689

16. OTHER INCOME / LOSS

We recorded other loss of $103 and other income of $129 for the three and nine months ended September 30, 2013, respectively, primarily reflecting exchange rate impacts on our Canadian subsidiary. We recorded other losses of $227 and $230 for the three and nine months ended September 30, 2012, respectively, primarily reflecting the exchange rate impact on our Canadian subsidiary.

17. BUSINESS SEGMENT INFORMATION

We have three reportable segments: (1) Distribution, (2) Original Equipment Manufacturers (“OEM”) and (3) Engineered Solutions. Our reportable segments are a function of how we are organized internally to market our customer groups and measure our financial performance. The Distribution and OEM segments serve our customers in distribution, retail and OEM businesses. Our Engineered Solutions segment is comprised of our most recent acquisitions, made in 2011 and 2012, serving a variety of customers such as military contractors, independent distributors, and various end markets utilizing secondary power connectors.

Financial data for the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales:
Distribution Segment	$163,065	$162,179	$477,027	$481,548
OEM Segment	51,802	54,140	168,788	168,382
Engineered Solutions	14,172	12,982	39,535	31,093

Total	$229,039	$229,301	$685,350	$681,023

Operating Income:
Distribution Segment	$16,833	$15,240	$48,732	$45,140
OEM Segment	3,784	3,282	14,172	12,929
Engineered Solutions	1,920	1,822	4,057	3,649

Total segments	22,537	20,344	66,961	61,718
Corporate	(10,629)	(5,019)	(22,507)	(15,136)

Consolidated operating income	$11,908	$15,325	$44,454	$46,582

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

18. SUPPLEMENTAL GUARANTOR INFORMATION

The following unaudited supplemental financial information sets forth, on a combined basis, balance sheets, statements of income, statements of comprehensive income and statements of cash flows for Coleman Cable, Inc. (“Parent”) and the Guarantor Subsidiaries. The condensed consolidating financial statements have been prepared on the same basis as the condensed consolidated financial statements of Parent. The equity method of accounting is followed within this financial information. The Senior Notes and the Revolving Credit Facility are instruments of the parent, and are reflected in their respective balance sheets. As of September 30, 2013, our payment obligations under the Senior Notes and the Revolving Credit Facility (see Note 8) were guaranteed by our 100% owned subsidiaries, CCI International, Patco, TRC, and WE (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional, and joint and several.

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$197,540	$14,172	$20,918	$(3,591)	$229,039
COST OF GOODS SOLD	169,516	10,176	18,810	(3,591)	194,911

GROSS PROFIT	28,024	3,996	2,108	—	34,128
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,026	2,340	1,172	—	13,538
INTANGIBLE ASSET AMORTIZATION	937	1,037	2	—	1,976
ASSET IMPAIRMENT	—	6,584	—	—	6,584
RESTRUCTURING CHARGES	122	—	—	—	122

OPERATING INCOME (LOSS)	16,939	(5,965)	934	—	11,908
INTEREST EXPENSE	6,893	—	22	—	6,915
OTHER LOSS, NET	—	—	103	—	103

INCOME (LOSS) BEFORE INCOME TAXES	10,046	(5,965)	809	—	4,890
LOSS FROM SUBSIDIARIES	(8,133)	—	—	8,133	—
INCOME TAX EXPENSE	1,129	2,788	189	—	4,106

NET INCOME (LOSS)	$784	$(8,753)	$620	$8,133	$784

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$197,723	$12,981	$23,006	$(4,409)	$229,301
COST OF GOODS SOLD	169,705	9,139	20,513	(4,409)	194,948

GROSS PROFIT	28,018	3,842	2,493	—	34,353
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,212	2,589	1,079	—	15,880
INTANGIBLE ASSET AMORTIZATION	1,176	1,011	2	—	2,189
RESTRUCTURING CHARGES	946	(34)	47	—	959

OPERATING INCOME	13,684	276	1,365	—	15,325
INTEREST EXPENSE	6,904	—	15	—	6,919
OTHER LOSS, NET	—	—	227	—	227

INCOME BEFORE INCOME TAXES	6,780	276	1,123	—	8,179
INCOME FROM SUBSIDIARIES	1,128	—	—	(1,128)	—
INCOME TAX EXPENSE	2,454	91	180	—	2,725

NET INCOME	$5,454	$185	$943	$(1,128)	$5,454

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$604,396	$39,535	$53,502	$(12,083)	$685,350
COST OF GOODS SOLD	516,911	29,112	47,345	(12,083)	581,285

GROSS PROFIT	87,485	10,423	6,157	—	104,065
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,564	7,469	3,366	—	46,399
INTANGIBLE ASSET AMORTIZATION	3,019	3,113	5	—	6,137
ASSET IMPAIRMENT	—	6,584	—	—	6,584
RESTRUCTURING CHARGES	401	90	—	—	491

OPERATING INCOME (LOSS)	48,501	(6,833)	2,786	—	44,454
INTEREST EXPENSE	20,676	—	51	—	20,727
OTHER INCOME, NET	—	—	(129)	—	(129)

INCOME (LOSS) BEFORE INCOME TAXES	27,825	(6,833)	2,864	—	23,856
LOSS FROM SUBSIDIARIES	(7,145)	—	—	7,145	—
INCOME TAX EXPENSE	7,305	2,488	688	—	10,481

NET INCOME (LOSS)	$13,375	$(9,321)	$2,176	$7,145	$13,375

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET SALES	$602,349	$31,284	$60,949	$(13,559)	$681,023
COST OF GOODS SOLD	516,934	23,030	53,613	(13,559)	580,018

GROSS PROFIT	85,415	8,254	7,336	—	101,005
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	37,618	6,554	3,182	—	47,354
INTANGIBLE ASSET AMORTIZATION	3,783	1,967	5	—	5,755
RESTRUCTURING CHARGES	735	229	350	—	1,314

OPERATING INCOME (LOSS)	43,279	(496)	3,799	—	46,582
INTEREST EXPENSE	20,919	—	44	—	20,963
OTHER (INCOME) LOSS, NET	—	(2)	232	—	230

INCOME (LOSS) BEFORE INCOME TAXES	22,360	(494)	3,523	—	25,389
INCOME FROM SUBSIDIARIES	2,651	—	—	(2,651)	—
INCOME TAX EXPENSE (BENEFIT)	8,201	(175)	553	—	8,579

NET INCOME (LOSS)	$16,810	$(319)	$2,970	$(2,651)	$16,810

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR

THE THREE MONTHS ENDED SEPTEMBER 30, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$784	$(8,753)	$620	$8,133	$784
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of tax of $(7)	—	—	271	—	271
Pension adjustments, net of tax $1	(2)	—	—	—	(2)

OTHER COMPREHENSIVE INCOME (LOSS)	(2)	—	271	—	269

COMPREHENSIVE INCOME (LOSS)	$782	$(8,753)	$891	$8,133	$1,053

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR

THE THREE MONTHS ENDED SEPTEMBER 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$5,454	$185	$943	$(1,128)	$5,454
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of tax of $(134)	—	—	365	—	365
Pension adjustments, net of tax of $2	(3)	—	—	—	(3)

OTHER COMPREHENSIVE INCOME (LOSS)	(3)	—	365	—	362

COMPREHENSIVE INCOME	$5,451	$185	$1,308	$(1,128)	$5,816

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$13,375	$(9,321)	$2,176	$7,145	$13,375
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax of $189	—	—	(280)	—	(280)
Pension adjustments, net of tax $3	(6)	—	—	—	(6)

OTHER COMPREHENSIVE (LOSS)	(6)	—	(280)	—	(286)

COMPREHENSIVE INCOME (LOSS)	$13,369	$(9,321)	$1,896	$7,145	$13,089

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
NET INCOME (LOSS)	$16,810	$(319)	$2,970	$(2,651)	$16,810
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of tax of $(120)	—	—	326	—	326
Pension adjustments, net of tax of $4	(12)	—	—	—	(12)

OTHER COMPREHENSIVE INCOME (LOSS)	(12)	—	326	—	314

COMPREHENSIVE INCOME (LOSS)	$16,798	$(319)	$3,296	$(2,651)	$17,124

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTMEBER 30, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,062	$1,432	$6,251	$—	$9,745
Accounts receivable—net of allowances	108,935	8,148	11,366	—	128,449
Intercompany receivable	3,355	3,980	4,668	(12,003)	—
Inventories	109,398	10,023	4,151	—	123,572
Deferred income taxes	3,941	1,104	161	—	5,206
Assets held for sale	1,072	—	—	—	1,072
Prepaid expenses and other current assets	5,954	(1,099)	672	—	5,527

Total current assets	234,717	23,588	27,269	(12,003)	273,571

PROPERTY, PLANT AND EQUIPMENT, NET	69,297	6,525	1,620	—	77,442
GOODWILL	30,842	27,563	1,491	—	59,896
INTANGIBLE ASSETS, NET	13,375	17,829	74	—	31,278
DEFERRED INCOME TAXES	—	—	591	—	591
OTHER ASSETS	8,165	250	900	—	9,315
INVESTMENT IN SUBSIDIARIES	83,697	—	—	(83,697)	—

TOTAL ASSETS	$440,093	$75,755	$31,945	$(95,700)	$452,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$28,177	$—	$—	$—	$28,177
Accounts payable	25,288	1,506	1,383	—	28,177
Intercompany payable	—	4,668	7,335	(12,003)	—
Accrued liabilities	24,774	4,940	3,240	—	32,954

Total current liabilities	78,239	11,114	11,958	(12,003)	89,308

LONG-TERM DEBT	273,451	—	—	—	273,451
OTHER LONG-TERM LIABILITIES	4,171	—	60	—	4,231
DEFERRED INCOME TAXES	9,326	871	—	—	10,197
SHAREHOLDERS’ EQUITY:
Common stock	18	—	928	(928)	18
Treasury stock	(4,690)	—	—	—	(4,690)
Additional paid-in capital	107,735	75,563	1,472	(77,035)	107,735
(Accumulated deficit) retained earnings	(27,838)	(11,793)	17,778	(5,985)	(27,838)
Accumulated other comprehensive loss	(319)	—	(251)	251	(319)

Total shareholders’ equity	74,906	63,770	19,927	(83,697)	74,906

TOTAL LIABILITIES AND EQUITY	$440,093	$75,755	$31,945	$(95,700)	$452,093

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,417	$1,709	$4,436	$—	$9,562
Accounts receivable—net of allowances	109,421	5,906	10,655	—	125,982
Intercompany receivable	829	6,738	5,945	(13,512)	—
Inventories	99,839	8,123	4,628	—	112,590
Deferred income taxes	3,332	811	128	—	4,271
Assets held for sale	1,074	—	—	—	1,074
Prepaid expenses and other current assets	1,895	1,488	688	—	4,071

Total current assets	219,807	24,775	26,480	(13,512)	257,550

PROPERTY, PLANT AND EQUIPMENT, NET	70,158	6,908	1,848	—	78,914
GOODWILL	30,842	34,147	1,546	—	66,535
INTANGIBLE ASSETS, NET	16,394	20,941	82	—	37,417
DEFERRED INCOME TAXES	—	—	329	—	329
OTHER ASSETS	8,475	—	120	—	8,595
INVESTMENT IN SUBSIDIARIES	93,589	—	—	(93,589)	—

TOTAL ASSETS	$439,265	$86,771	$30,405	$(107,101)	$449,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$35,566	$—	$—	$—	$35,566
Accounts payable	22,854	1,196	1,698	—	25,748
Intercompany payable	—	5,945	7,567	(13,512)	—
Accrued liabilities	32,817	2,352	3,039	—	38,208

Total current liabilities	91,237	9,493	12,304	(13,512)	99,522

LONG-TERM DEBT	288,273	—	—	—	288,273
OTHER LONG-TERM LIABILITIES	3,625	—	68	—	3,693
DEFERRED INCOME TAXES	4,965	1,722	—	—	6,687
SHAREHOLDERS’ EQUITY:
Common stock	17	—	928	(928)	17
Treasury stock	(3,918)	—	—	—	(3,918)
Additional paid-in capital	94,470	78,030	1,472	(79,502)	94,470
(Accumulated deficit) retained earnings	(39,371)	(2,474)	15,603	(13,129)	(39,371)
Accumulated other comprehensive (loss) income	(33)	—	30	(30)	(33)

Total shareholders’ equity	51,165	75,556	18,033	(93,589)	51,165

TOTAL LIABILITIES AND EQUITY	$439,265	$86,771	$30,405	$(107,101)	$449,340

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2013

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$13,375	$(9,321)	$2,176	$7,145	$13,375
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	13,691	3,811	255	—	17,757
Stock-based compensation	3,013	—	—	—	3,013
Foreign currency transaction gain	—	—	(131)	—	(131)
Asset Impairment	—	6,584	—	—	6,584
Deferred taxes	3,755	(1,144)	(115)	—	2,496
Excess tax benefits from stock-based compensation	(3,190)	—	—	—	(3,190)
Loss on disposal of fixed assets	33	19	12	—	64
Equity in consolidated subsidiaries	7,145	—	—	(7,145)	—
Changes in operating assets and liabilities:
Accounts receivable	487	(2,241)	(705)	—	(2,459)
Inventories	(9,560)	(1,899)	477	—	(10,982)
Prepaid expenses and other assets	(4,091)	2,337	(805)	—	(2,559)
Accounts payable	2,663	309	(272)	—	2,700
Intercompany accounts	(57)	(987)	1,044	—	—
Accrued liabilities	(7,468)	2,589	167	—	(4,712)

Net cash flow provided by operating activities	19,796	57	2,103	—	21,956

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(8,780)	(334)	(30)	—	(9,144)
Proceeds from sale of capital expenditures	11	—	—	—	11

Net cash flow used in investing activities	(8,769)	(334)	(30)	—	(9,133)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	89,904	—	—	—	89,904
Repayments under revolving loan facilities	(112,334)	—	—	—	(112,334)
Repayment of long-term debt	(139)	—	—	—	(139)
Purchase of treasury stock	(772)	—	—	—	(772)
Excess tax benefits from stock-based compensation	3,190	—	—	—	3,190
Proceed from option exercises	9,611	—	—	—	9,611
Dividends paid	(1,842)	—	—	—	(1,842)

Net cash flow used in financing activities	(12,382)	—	—	—	(12,382)

Effect of exchange rate on cash and cash equivalents	—	—	(258)	—	(258)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,355)	(277)	1,815	—	183
CASH AND CASH EQUIVALENTS—Beginning of period	3,417	1,709	4,436	—	9,562

CASH AND CASH EQUIVALENTS—End of period	$2,062	$1,432	$6,251	$—	$9,745

NONCASH ACTIVITY
Unpaid capital expenditures	46	—	—	—	46
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	6,347	(1,171)	790	—	5,966
Cash interest paid	25,817	—	37	—	25,854

COLEMAN CABLE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2012

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$16,810	$(319)	$2,970	$(2,651)	$16,810
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	14,247	2,756	238	—	17,241
Stock-based compensation	1,169	—	—	—	1,169
Foreign currency transaction loss	—	—	252	—	252
Excess tax benefits from stock-based compensation	(625)	—	—	—	(625)
Deferred taxes	1,810	(34)	89	—	1,865
Gain on disposal of fixed assets	(31)	(10)	—	—	(41)
Equity in consolidated subsidiaries	(2,651)	—	—	2,651	—
Changes in operating assets and liabilities:
Accounts receivable	(11,138)	(2,787)	(867)	—	(14,792)
Inventories	(12,602)	(2,832)	(9)	—	(15,443)
Prepaid expenses and other assets	3,595	(345)	67	—	3,317
Accounts payable	9,815	1,450	(2,544)	—	8,721
Intercompany accounts	(2,696)	6,843	(4,147)	—	—
Accrued liabilities	(7,939)	1,405	1,406	—	(5,128)

Net cash flow from operating activities	9,764	6,127	(2,545)	—	13,346

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(23,250)	(5,048)	(402)	—	(28,700)
Proceeds from sale of fixed assets	24	—	—	—	24
Acquisition of businesses, net of cash acquired	(33,090)	—	—	—	(33,090)

Net cash flow from investing activities	(56,316)	(5,048)	(402)	—	(61,766)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under revolving loan facilities	332,996	—	—	—	332,996
Repayments under revolving loan facilities	(288,626)	—	—	—	(288,626)
Payment of deferred financing fees	—	—	—	—	—
Repayment of long-term debt	(124)	—	—	—	(124)
Purchase of treasury stock	(657)	—	—	—	(657)
Excess tax benefits from stock-based compensation	625	—	—	—	625
Proceeds from stock option exercises	14	—	—	—	14
Cash dividends paid	(704)	—	—	—	(704)

Net cash flow from financing activities	43,524	—	—	—	43,524

Effect of exchange rate on cash and cash equivalents	—	—	478	—	478
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,028)	1,079	(2,469)	—	(4,418)
CASH AND CASH EQUIVALENTS — Beginning of period	4,086	724	4,936	—	9,746

CASH AND CASH EQUIVALENTS — End of period	$1,058	$1,803	$2,467	$—	$5,328

NONCASH ACTIVITY
Unpaid capital expenditures	176	—	—	—	176
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	1,735	(207)	390	—	1,918
Cash interest paid	26,074	—	—	—	26,074

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Coleman Cable, Inc. (the “Company,” “Coleman,” “us,” “we,” or “our”) is a leading manufacturer and innovator of electrical and electronic wire and cable products for residential and commercial construction, industrial, OEM, and consumer applications, with options in the United States, Honduras, and Canada.

Raw materials, primarily copper, comprise the primary component of our cost of goods sold. The price of copper can be volatile, and fluctuations in copper prices can significantly affect our sales and profitability. The average copper price on the COMEX was $3.23 per pound for the third quarter of 2013, as compared to $3.53 per pound for the third quarter of 2012, which represented a decrease of 8.5%.

Acquisition

On May 31, 2012, Coleman, through a 100%-owned subsidiary, completed the acquisition of most of the operating assets (and assumed certain liabilities) of Watteredge, Inc. (“WE”), an Ohio corporation that designs, manufactures and sells secondary power connectors, including electric arc furnace cables, resistance welding cables, industrial high-performance copper bus and accessories, and other high performance power conduction devices and accessories. WE serves the steel, chemical, chlorine, power generation, fiberglass and automotive industries and sells its products and services worldwide. Coleman retained WE’s workforce and has continued all of WE’s production at its current manufacturing plant in Avon Lake, Ohio. We believe the acquisition of WE strengthened and provided for greater diversification of our overall portfolio.

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

Purchase Accounting Related to the WE Acquisition

The WE acquisition was accounted for under the purchase method of accounting. Accordingly, we have allocated the purchase price to the net assets acquired based on the related estimated fair values at each respective acquisition date. The long-term growth, increased market position and synergies generated from WE are the primary factors which gave rise to the acquisition price. The purchase price allocation was finalized as of September 30, 2012.

Consolidated Results of Operations

The results of operations attributed from WE is included in our condensed consolidated results of operations beginning from the acquisition date. Accordingly, the consolidated statement of income for the three and nine months ended September 30, 2013 includes operations related to the WE acquisition. The consolidated statement of income includes operations related to the WE acquisition for the three months ended September 30, 2012 yet only includes four months for the nine months ended September 30, 2012.

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. These non-GAAP measures used by management include: (1) EBITDA, which we define as net income before net interest, income taxes, depreciation and amortization expense (“EBITDA”), (2) Adjusted EBITDA, which is our measure of EBITDA adjusted to exclude the impact of certain specifically identified items (“Adjusted EBITDA”), and (3) Adjusted earnings per share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA (“Adjusted EPS”). For the periods presented in this report, the specifically identified items include asset impairment, restructuring charges, share-based compensation expense, and acquisition-related costs.

We believe both EBITDA and Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, are useful for investors because we use that information is used in evaluating the performance of our business. We use these measures in the preparation of our annual operating budgets and serve as an indicator of business performance and management’s effectiveness with specific reference to these indicators. We believe both EBITDA and Adjusted EBITDA allow us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. The usefulness of both EBITDA and Adjusted EBITDA as performance measures is limited by the fact that they both exclude the impact of interest expense, depreciation and amortization expense, and taxes. Due to these limitations, we do not, and you should not, use either EBITDA or Adjusted EBITDA as the only measures of our performance. We also use, and recommend that you consider, net income in accordance with GAAP as a measure of our performance. Finally, other companies may define EBITDA and Adjusted EBITDA differently and, as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA measures of other companies.

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

Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Diluted earnings per share, as determined in accordance with GAAP, to Adjusted EPS	(unaudited)
Earnings per share	$0.04	$0.31	$0.75	$0.96
Asset impairment (4)	0.36	—	0.37	—
Restructuring charges (1)	—	0.04	0.02	0.05
Share-based compensation expense (2)	—	0.02	0.11	0.04
Acquisition-related costs (3)	—	—	—	0.02

Adjusted diluted earnings per share	$0.40	$0.37	$1.25	$1.07

Net income, as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income, as determined in accordance with GAAP, to EBITDA and Adjusted EBITDA	(unaudited) (Thousands)
Net income	$784	$5,454	$13,375	$16,810
Interest expense	6,915	6,919	20,727	20,963
Income tax expense	4,106	2,725	10,481	8,579
Depreciation and amortization expense (a)	5,373	5,577	16,474	15,987

EBITDA	$17,178	$20,675	$61,057	$62,339

Asset impairment (4)	6,584	—	6,584	—
Restructuring charges (1)	122	959	491	1,314
Share-based compensation expense (2)	134	457	3,013	1,169
Acquisition-related costs(3)	—	77	—	443

ADJUSTED EBITDA	$24,018	$22,168	$71,145	$65,265

(a)	Depreciation and amortization expense shown in the above schedule excludes amortization of debt issuance costs, which are included as a component of interest expense.

The nature of each individual item listed in the table above, which has been excluded from EBITDA in order to arrive at our measure of Adjusted EBITDA for each of the periods presented, is detailed in the analysis of operating results that follows.

Earnings and Performance Summary

We recorded net income of $0.8 million (or $0.04 per diluted share) and $13.4 million (or $0.75 per diluted share) for the three and nine months ended September 30, 2013, respectively, as compared to net income of $5.5 million (or $0.31 per diluted share) and $16.8 million (or $0.96 per diluted share) for the three and nine months ended September 30, 2012, respectively. We recorded EBITDA of $17.2 million and $61.1 million for the three and nine months ended September 30, 2013, respectively, as compared to $20.7 million and $62.3 million in EBITDA for the three and nine months ended September 30, 2012, respectively.

As set forth below, results for these periods were impacted by certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period. The income statement review below contains further detail regarding these items.

(1)	Restructuring charges: We recorded restructuring charges of $0.1 million ($0.1 million after tax, or $0.00 per diluted share) and $0.5 million ($0.3 million after tax, or $0.02 per diluted share) during the three and nine months ended September 30, 2013, respectively, as compared to $1.0 million ($0.6 million after tax, or $0.04 per diluted share) and $1.3 million ($0.9 million after tax, or $0.05 per diluted share) during the three and nine months ended September 30, 2012, respectively. The majority of these charges relate to equipment relocation costs associated with our plant moves and closed-facility lease costs. Restructuring costs are excluded from our measures of Adjusted EBITDA and Adjusted EPS in order for such measures to more closely reflect a measure of underlying operating results.

(2)	Share-based compensation expense: We recorded share-based compensation of $0.1 million ($0.1 million after tax, or $0.00 per diluted share) and $3.0 million ($2.0 million, or $0.11 per diluted share) during the three and nine months ended September 30, 2013, respectively. We recorded share-based compensation of $0.5 million ($0.3 million after tax, or $0.02 per diluted share) and $1.2 million ($0.8 million after tax, or $0.04 per diluted share) for the three and nine months ended September 30, 2012, respectively. Share-based compensation expense is excluded from our measures of Adjusted EBITDA and Adjusted EPS in order for such measures to more closely reflect a measure of underlying operating results given periodic fluctuations in the estimated fair value of a significant portion of the underlying share-based instruments. The year-to-date increase in recorded stock-based compensation expense as compared to the year-to-date prior year amount is primarily a result of performance share awards that vested upon achieving certain stock price targets. As these awards have now all vested, there will be no impact on stock-based compensation expense from these awards in future periods.
(3)	Acquisition-related costs: Our results for 2012 included acquisition-related costs of $0.1 million ($0.0 million after tax, or $0.00 per diluted share) and $0.4 million ($0.3 million after tax or $0.02 million per diluted share) for the three and nine months ended September 30, 2012. Acquisition-related costs include outside legal, consulting and other fees, and direct expenses incurred relative to acquisition-related activities. These costs are excluded from our measures of Adjusted EBITDA and Adjusted EPS so that such measures may more closely reflect underlying operating results.
(4)	Asset impairment: We recorded a $6.6 million non-cash asset impairment charge (or $0.36 and $0.37 per diluted share) for the three and nine months ended September 30, 2013, respectively. There was no tax basis in the goodwill that was impaired. See Note 13 for further explanation regarding the impact of this non-cash impairment charge on income taxes. The asset impairment charge relates to goodwill impairment within our TRC Military reporting unit. Asset impairment charges are excluded from our measures of Adjusted EBITDA and Adjusted EPS in order for such measures to more closely reflect a measure of underlying operating results.

The following table sets forth our sales volume by segment, measured in thousands of total pounds shipped, as well as average COMEX copper prices for the periods presented:

Total Sales Volume in Pounds (1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Total Sales Volume in Pounds (1)	(Thousands)			(Thousands)
Distribution	47,091	44,765	5.2%	134,547	130,934	2.8%
OEM	21,034	20,635	1.9	65,434	64,821	0.9

Total Distribution and OEM	68,125	65,400	4.2	199,981	195,755	2.2

Average COMEX Copper (2)	$3.23	$3.53	(8.5)	$3.36	$3.62	(7.2)

(1)	Engineered Solutions segment does not track volume through total pounds shipped.
(2)	Represents the average price for one pound of copper on the COMEX for the period indicated.

The increase in volume related to both the Distribution and OEM segments for the three and nine months ended September 30, 2013, was primarily attributable to increases in demand across a variety of product categories reflective of general better market conditions including volume increases recorded within both industrial and construction-related categories. These increases were offset by declines from anticipated volume reductions in other product categories.

The following sets forth, for the periods indicated, our consolidated results of operations and related data in thousands of dollars and as a percentage of net sales.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

	Three Months Ended September 30,				Period-over-Period Change
	2013		2012		2013 vs. 2012
	Amount	%	Amount	%	$ Change	% Change
	(unaudited)
	(Thousands, except per share data)
Distribution net sales	163,065	71.2%	$162,179	70.7%	$886	0.5%
OEM net sales	51,802	22.6	54,140	23.6	(2,338)	(4.3)
Engineered Solutions net sales	14,172	6.2	12,982	5.7	1,190	9.2

Consolidated net sales	229,039	100.0	229,301	100.0	(262)	(0.1)
Gross profit	34,128	14.9	34,353	15.0	(225)	(0.7)
Selling, general and administrative expenses	13,538	5.9	15,880	6.9	(2,342)	(14.7)
Intangible amortization expense	1,976	0.9	2,189	1.0	(213)	(9.7)
Asset impairment	6,584	2.9	—	—	6,584	100
Restructuring charges	122	0.0	959	0.4	(837)	(87.3)

Operating income	11,908	5.2	15,325	6.7	(3,417)	(22.2)
Interest expense	6,915	3.0	6,919	3.0	(4)	—
Other income	103	0.0	227	0.0	(124)	(54.6)

Income before income taxes	4,890	2.1	8,179	3.6	(3,289)	(40.2)
Income tax expense	4,106	1.8	2,725	1.2	1,381	50.7

Net income	$784	0.3	$5,454	2.4	$(4,670)	(85.7)

Diluted income per share	$0.04		$0.31

Net sales

Net sales were for the three months ended September 30, 2013, were consistent with net sales as compared to 2012. Recorded net sales reflected the following factors:

•	Overall volumes measured in pounds shipped increased 4.2%, contributing $9.1 million due to increases in demand across a variety of product categories. We measure volume in pounds shipped in our Distribution and OEM segments but not for our Engineered Solutions segment, for which such a metric is not as meaningful given the different nature of products offered. We use sales dollars as our measure in evaluating net sales performance in our Engineering Solutions segment. We believe this metric is meaningful because this segment does not experience the same level of commodity price volatility as do our other two segments.

•	A component of our change in sales is also due to the impact of our sales dollars per pound shipped, which declined 4.6% during the quarter, as compared to the third quarter of 2012, which, in part, reflects both a shift in the mix of products sold and the fact that average copper prices declined 8.5% during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. These factors accounted for a $10.6 million decline in our net sales.

•	The impact of our change in sales dollars by segment includes a $1.2 million increase from our Engineered Solutions segment in part due to a series of orders shipped at our Watteredge business that did not exist in the prior year as this was a new customer. Additional shipments from these orders are anticipated in the fourth quarter. Our Distribution segment contributed a $0.9 million increase across a variety of product categories. These increases were offset by a $2.3 million decline from our OEM segment due to the mix of products sold.

Gross profit

Our $34.1 million gross profit dollars for the three months ended September 30, 2013 were consistent with the gross profit dollars recorded for the three months ended September 30, 2012 of $34.4 million. Additionally, our gross profit as a percentage of net sales (“gross profit rate”) of 14.9% for the three months ended September 30, 2013 was largely consistent with our gross profit rate for the three months ended September 30, 2012 of 15.0%. Our Distribution segment gross profit was $25.0 million for both the three months ended September 30, 2013 and 2012. Our OEM segment gross profit was $4.9 million for the three months ended September 30, 2013 as compared to $5.2 million for the three months ended September 30, 2012. The decline in gross profit was attributable to the mix of products sold. Our Engineered Solutions segment gross profit was $4.3 million compared to $4.4 million for the three months ended September 30, 2013 and 2012, respectively.

Selling, general and administrative (“SG&A”) expense

SG&A expenses decreased $2.3 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Payroll and related benefit costs declined $1.3 million driven primarily due to lower overall company-wide health care claims, for which we are partially self-insured. Consistent with prior quarters, fluctuations in claims expense, either favorable or unfavorable, impacted our SG&A costs. The remaining $1.0 million of reductions came from a variety of expense categories.

Intangible amortization expense

The decrease of $0.2 million in intangible amortization for the three months ended September 30, 2013, as compared to 2012, reflects the impact of certain intangible assets acquired in previous acquisitions nearing the end of their useful lives. Amortization expense relative to intangible assets reflects the fact that such assets are generally amortized using an accelerated amortization method, which reflects our estimate of the pattern in which the economic benefit derived from such assets is to be consumed and, accordingly, results in lower amortization in periods further removed from the period of initial recognition.

Asset Impairment

We recorded a $6.6 million non-cash goodwill impairment charge related to our TRC Military reporting unit for the three months ended September 30, 2013. This non-cash goodwill impairment was largely as a result of the continued negative impact of the U.S. government sequestration, which has greatly reduced overall demand in this business from pre-sequestration levels, as well as delays and limited visibility with respect to the timing of, and total projected revenues to be earned from certain new military programs being pursued by the business. This goodwill impairment has no impact on liquidity, cash flows or debt covenant compliance. There were no asset impairments for the three months ended September 30, 2012.

Restructuring charges

We recorded $0.1 million in restructuring costs for the three months ended September 30, 2013 as compared to $1.0 million for the three months ended September 30, 2012. The majority of these current period charges relate to equipment relocation costs associated with our plant consolidations.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Three Months Ended September 30,				Year-over-Year Change
	2013		2012		2013 vs. 2012
	Amount	% Net Sales	Amount	% Net Sales	$ Change	% Change
	(Thousands)
Operating Income:
Distribution	$16,833	10.3%	$15,240	9.4%	$1,593	10.5%
OEM	3,784	7.3	3,282	6.1	502	15.3
Engineered Solutions	1,920	13.5	1,822	14.0	98	5.4
Corporate	(10,629)		(5,019)		(5,610)

Consolidated operating income	$11,908	5.2%	$15,325	6.7%	$(3,417)	(22.2)%

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, share-based compensation expense, intangible amortization, and asset impairment. Our Distribution, OEM, and Engineered Solutions segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify all of our net assets to those segments. Depreciation expense is not allocated to segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

The Distribution segment operating income increased $1.6 million to $16.8 million from $15.2 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase in operating income is attributable to several factors. The segment had increased sales volume due to increases from a variety of product categories, in part from new products, which, in turn, contributed higher gross margin dollars. Additionally, operating expenses declined during the period from a variety of expense categories also contributing to the increased operating income. The OEM segment operating income increased $0.5 million to $3.8 million from $3.3 million during the third quarter ended September 30, 2013, as compared to the same comparable period in 2012. The increase was primarily driven by lower operating expenses across a variety of expense categories offset by a slight decline in gross margin dollars. Our Engineered Solutions segment operating income increased to $1.9 million from $1.8 million primarily due to contributions from our WE business related to a new customer order.

Interest expense

Interest expense was $6.9 million for the three months ended September 30, 2013 and was unchanged from the period ended September 30, 2012. Our overall borrowings decreased during the current period as compared to the prior year resulting in lower interest expense of approximately $0.2 million.

Other expense, net

We recorded other expense, net in the third quarter of 2013 and 2012 reflecting the impact of exchange rate changes on our Canadian subsidiary.

Income tax expense

We recorded income tax expense of $4.1 million and $2.7 million for the three months ended September 30, 2013 and 2012, respectively. The increase in our tax expense for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, is primarily due to the $6.6 million non-deductible goodwill impairment recorded. There was no tax basis in the goodwill that was impaired, and, as such, the full impact of the expense was recorded as a discrete item during the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

	Nine Months Ended September 30,				Period-over-Period Change
	2013		2012		2013 vs. 2012
	Amount	%	Amount	%	$ Change	% Change
	(unaudited) (Thousands, except per share data)
Distribution net sales	$477,027	69.6%	$481,548	70.7%	$(4,521)	(0.9)%
OEM net sales	168,788	24.6	168,382	24.7	406	0.2
Engineered Solutions net sales	39,535	5.8	31,093	4.6	8,442	27.2

Consolidated net sales	685,350	100.0	681,023	100.0	4,327	0.6
Gross profit	104,065	15.2	101,005	14.8	3,060	3.0
Selling, general and administrative expenses	46,399	6.8	47,354	7.0	(955)	(2.0)
Intangible amortization expense	6,137	0.9	5,755	0.8	382	6.6
Asset impairment	6,584	1.0	—	—	6,584	100
Restructuring charges	491	0.1	1,314	0.2	(823)	(62.6)

Operating income	44,454	6.5	46,582	6.8	(2,128)	(4.6)
Interest expense	20,727	3.0	20,963	3.1	(236)	(1.1)
Other (income) loss	(129)	—	230	0.0	(359)	(156)

Income before income taxes	23,856	3.5	25,389	3.7	(1,533)	(6.0)
Income tax expense	10,481	1.5	8,579	1.3	1,902	22.2

Net income	$13,375	2.0	$16,810	2.4	$(3,435)	(20.4)

Diluted income per share	$0.75		$0.96

Net sales

Net sales for the nine months ended September 30, 2013, were fairly consistent with net sales as compared to nine months ended September 30, 2012. Recorded net sales reflected the following factors:

•	Overall volumes measured in pounds shipped increased 2.2%, or $4.2 million. We measure volume in pounds shipped in our Distribution and OEM segments but not in our Engineered Solutions segment for which such a metric is not as meaningful given the different nature of products offered. We use sales dollars as our measure in evaluating net sales performance in our Engineering Solutions segment. We believe this metric is meaningful because this segment does not experience the same level of commodity price volatility as does our other two segments.

•	A component of our change in sales is also due to the impact of our sales dollars per pound shipped, which declined 2.7% during the nine months ended September 30, 2013 as compared to the same period in 2012, which, in part, reflects both a shift in the mix of products sold and the fact that average copper prices declined 7.2% during the same time period. These factors accounted for a $10.0 million decline in our net sales.

•	The impact of our change in sales dollars by segment includes a $8.4 million increase attributable to our Engineered Solutions segment, including results from our acquisition of WE for the nine months ended September 30, 2013 yet only four months of results for the nine months ended September 30, 2012. Sales from our OEM segment contributed an increase of $0.4 million due to generally better overall market conditions. These increases were offset by a $4.5 million decline in sales from our Distribution segment due to planned volume reductions from certain product categories due to customer rationalization.

Gross profit

The $3.1 million total increase in gross profit for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, included an increase of $1.5 million from our Engineered Solutions segment, which includes contributions from our WE acquisition. Our results for the nine months ended September 30, 2013 includes nine months of operations from WE, while our results for the nine months ended September 30, 2012 only includes four months of operations from WE. The remaining increase in our gross profit includes increases of $1.2 million and $0.4 million from our Distribution and OEM segments. The increase in gross profit dollars from our Distribution and OEM segments is due to increased sales volume and the impact of sales from our Engineered Solutions segment which generally carry higher margins than our other two segments. Our gross profit dollars also benefited from customer rationalization of certain low margin customers that occurred earlier in the year. Additionally, our gross profit rate increased to 15.2% from 14.8%.

SG&A expense

Our Engineered Solutions segment contributed a $1.1 million increase in SG&A expenses due to the impact from our WE acquisition for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Our 2013 results include nine months of activity from WE while comparable 2012 results only include four months of activity from WE. Excluding the impact from our Engineered Solutions segment, our SG&A declined by $2.0 million. The largest decrease, $2.2 million, came from payroll and related benefit costs primarily due health care costs. Overall company-wide health care claims, for which we are partially self-insured, decreased during the nine months ended September 30, 2013. Consistent with prior quarters, fluctuations in claims expense, either favorable or unfavorable, impacted our SG&A costs. Research and development costs declined $0.6 million due to planned spending reductions from the completion and introductions of our new industrial products. Acquisition-related costs declined $0.4 million due to no acquisition activity for the first nine months of 2013 as compared to the same comparable period in 2012. Several other expense categories contributed a further decline of expenses of approximately $0.6 million. These decreases were offset by a $1.8 million increase related to stock compensation expense. A critical component in determining stock compensation expense for certain unvested awards is the company’s stock price. The growth in our stock price during the nine months ended September 30, 2013 as compared to a stock price decline for the nine months ended September 30, 2012 drove the year-over-year increase in total stock compensation expense.

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

Asset Impairment

We recorded a $6.6 million non-cash goodwill impairment charge related to our TRC Military reporting unit for the nine months ended September 30, 2013. This non-cash goodwill impairment was largely as a result of the continued negative impact of the U.S. government sequestration, which has greatly reduced overall demand in this business from pre-sequestration levels, as well as delays and limited visibility with respect to the timing of, and total projected revenues to be earned from certain new military programs being pursued by the business. This goodwill impairment has no impact on liquidity, cash flows or debt covenant compliance. There were no asset impairments for the nine months ended September 30, 2012.

Restructuring charges

We recorded $0.5 million in restructuring costs for the nine months ended September 30, 2013, as compared to $1.3 million for the nine months ended September 30, 2012. The majority of these charges relate to relocation costs associated with our plant consolidations.

Operating income

The following table sets forth operating income by segment, in thousands of dollars and segment operating income as a percentage of segment net sales.

	Nine Months Ended September 30,				Year-over-Year Change
	2013		2012		2013 vs. 2012
	Amount	% Net Sales	Amount	% Net Sales	$ Change	% Change
	(Thousands)
Operating Income:
Distribution	$48,732	10.2%	$45,140	9.4%	$3,592	8.0%
OEM	14,172	8.4	12,929	7.7	1,243	9.6
Engineered Solutions	4,057	10.3	3,649	11.7	408	11.2
Corporate	(22,507)		(15,136)		(7,371)

Consolidated operating income	$44,454	6.5%	$46,582	6.8%	$(2,128)	(4.6)%

Segment operating income represents income from continuing operations before interest income or expense, other income or expense, and income taxes. Corporate consists of items not charged or allocated to the segments, including costs for employee relocation, discretionary bonuses, professional fees, restructuring expenses, share-based compensation expense, intangible amortization, and asset impairment. Our Distribution, OEM, and Engineered Solutions segments have common production processes, and manufacturing and distribution capacity. Accordingly, we do not identify net assets to our segments. Depreciation expense is not allocated to segments, but is included in manufacturing overhead cost pools and is absorbed into product cost (and inventory) as each product passes through our numerous manufacturing work centers. Accordingly, as products are sold across our segments, it is impracticable to determine the amount of depreciation expense included in the operating results of each segment.

Consolidated operating income decreased $2.1 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Our Distribution segment’s operating income increased $3.6 million reflecting an improvement in gross profit, resulting from increased volume and lower operating expenses across a variety of expense categories. Our OEM segment’s operating income increased $1.2 million primarily reflecting an improvement in gross profit due to increased volumes, lower operating expenses across a variety of expense categories and the rationalization of certain low margin customers. Lastly, our Engineered Solutions’ operating income increased $0.4 million primarily due to contributions from our WE business which includes nine months of operating income for the nine months ended September 30, 2013 as compared to only four months during the same period in 2012.

Interest expense

Interest expense for the nine months ended September 30, 2013 was $20.7 million as compared to $21.0 million for the nine months ended September 30, 2012, primarily due to lower average outstanding borrowings.

Other (income) loss, net

We recorded other income for the nine months ended September 30, 2013 reflecting the impact of exchange rate changes on our Canadian subsidiary as compared to a loss recorded for the nine months ended September 30, 2012.

Income tax expense

We recorded income tax expense of $10.5 million and $8.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in our tax expense is primarily due to the $6.6 million non-deductible goodwill impairment recorded. There was no tax basis in the goodwill that was impaired and, as such, the full impact of the expense was recorded as a discrete item during the nine months ended September 30, 2013.

The following is a reconciliation for the periods indicated of cash flow from operating activities, as determined in accordance with GAAP, to EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited) (Thousands)
Net cash flow from operating activities	$16,687	$15,959	$21,956	$13,346
Interest expense	6,915	6,918	20,727	20,963
Income tax expense	4,106	2,725	10,481	8,579
Asset impairment	(6,584)	—	(6,584)	—
Excess tax benefits from stock-based compensation	335	—	3,190	625
Deferred taxes	(79)	(537)	(2,496)	(1,865)
Gain(Loss) on disposal of fixed assets	3	—	(64)	41
Share-based compensation expense	(134)	(457)	(3,013)	(1,169)
Foreign currency transaction (loss)gain	(103)	(249)	131	(252)
Amortization of debt issuance costs (a)	(431)	(427)	(1,283)	(1,254)
Changes in operating assets and liabilities	(3,537)	(3,257)	18,012	23,325

EBITDA	$17,178	$20,675	$61,057	$62,339

(a)	Amortization of debt issuance costs are included within depreciation and amortization for cash flow presentation and are included as a component of interest expense for income statement presentation.

Liquidity and Capital Resources

Debt

The following summarizes long-term debt (including current portion and capital lease obligations) outstanding in thousands of dollars:

	As of September 30, 2013	As of December 31, 2012
Revolving Credit Facility expiring October 2016	$28,000	$50,430
Senior notes due February 15, 2018	273,052	272,714
Capital lease obligations	576	695

Total long-term debt, including current portion	$301,628	$323,839

As of September 30, 2013, we had a total of $9.7 million in cash and cash equivalents and $28.0 million in outstanding borrowings under our Revolving Credit Facility.

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

Pursuant to the terms of the Revolving Credit Facility, we are required to maintain a fixed charge covenant ratio of not less than 1.0 to 1.0 for any month during which our excess availability under the Revolving Credit Facility falls below $30.0 million. Borrowing availability under the Revolving Credit Facility is limited to the lesser of (1) $250.0 million or (2) the sum of 85% of eligible accounts receivable, 70% of eligible inventory, with a maximum amount of borrowing-base availability which may be generated from inventory of $150.0 million for the U.S. portion and $12.0 million Canadian for the Canadian portion, and an advance rate to be 75% of certain appraised real estate and 85% of certain appraised equipment and capped at $62.5 million, with a $15.0 million sublimit for letters of credit. We currently have $29.4 million in appraised real estate and certain appraised equipment in our borrowing base. Additional availability may be generated by adding additional appraised real estate and/or appraised equipment not exceed $62.5 million to the borrowing base.

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

We maintained greater than $30.0 million of monthly excess availability during the third quarter ended September 30, 2013.

As of September 30, 2013, we were in compliance with all of the covenants of our Revolving Credit Facility.

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

As of September 30, 2013, we were in compliance with all of the covenants of our Senior Notes.

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

As of September 30, 2013, we had $168.7 million in excess availability under the Revolving Credit Facility, and $9.7 million in cash and cash equivalents. We are permanently reinvested in our Honduran subsidiary and do not intend to repatriate funds. Cash held by our Honduran subsidiary of $5.1 million is not available to fund domestic operations unless these funds were repatriated. The Company would need to accrue and pay taxes of approximately $1.8 million if the funds were repatriated. We believe that our operating cash flows and borrowing capacity under the Revolving Credit Facility will be sufficient to fund our operations, meet our debt service requirements and fund our planned capital expenditures and strategic acquisitions for the foreseeable future.

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

At September 30, 2013, we have $28.0 million drawn under our Revolving Credit Facility. Of this total, we have classified the entire balance, $28.0 million, as a component of our current portion of long-term borrowings based on our forecasted repayments over the next twelve months.

On November 5, 2013, our Board of Directors declared a quarterly dividend of $0.05 per common share, payable on November 29, 2013, to stockholders of record as of the close of business on November 15, 2013. Future declarations of quarterly dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

On August 3, 2011, our Board of Directors authorized the purchase of up to 0.5 million shares of the Company’s common stock in open market or privately negotiated transactions. We repurchased 0.4 million shares pursuant to this repurchase program. The repurchase plan expired in August 2013.

Changes in Cash Flows: Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Net cash provided by operating activities for the nine months ended September 30, 2013 was $22.0 million as compared $13.3 million for the nine months ended September 30, 2012. The $8.7 million change in cash provided by operating activities was primarily a result of changes in working capital and adjusted for the non-cash goodwill impairment charge of $6.6 million recorded during the three months ended September 30, 2013. Operating cash flows provided by accounts receivable increased $12.3 million due to improvements in our days sales outstanding. Uses of cash to fund inventory purchases improved $4.4 million when compared to the prior year due to lower overall inventory levels and a reduction in the average price of copper. These increases in operating cash flows were offset by a $6.0 million and $5.9 million decline due to the timing of payments impacting accounts payable and prepaid and other assets, respectively.

Net cash used in investing activities for the nine months ended September 30, 2013 was $9.1 million as compared to $61.8 million for the nine months ended September 30, 2012. Our current year spending is reflective of capital investments made at various manufacturing locations to expand our capacity and capabilities. We expect our full-year 2013 capital expenditures to be approximately $14.0 to $16.0 million. Comparatively, we used $52.7 million less in investing cash flow in 2013 versus 2012. We expended $33.1 million and $28.7 million related to our acquisition of WE and capital investments, respectively, during the nine months ended September 30, 2012. Our capital investments during 2012 included $6.5 million used to acquire three previously leased manufacturing facilities.

Net cash used in financing activities for the nine months ended September 30, 2013 was $12.4 million as compared to cash provided by financing activities of $43.5 million for the nine months ended September 30, 2012. The increase in cash used in financing activities was primarily a result of lower net borrowings associated with our revolving line of credit. During the period, the Company paid a net $22.4 million to reduce the revolver while borrowing a net $44.4 million during 2012. Additionally, payments of shareholder dividends increased $1.1 million due to $0.10 per share dividend paid in the 2013, as compared to $0.04 per share dividend paid in 2012. This increase in cash used for financing activities was offset by $9.6 million in proceeds received from stock option exercises, as compared to $0.0 million in proceeds received in 2012.

Goodwill and Other Intangible Assets

As previously disclosed, we recorded a $6.6 million non-cash goodwill impairment charge related to our TRC Military reporting unit for the three and nine months ended September 30, 2013. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates, or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (available at www.sec.gov) , may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

Commodity Risk. Certain raw materials used in our products are subject to price volatility, most notably copper, which is the primary raw material used in our products. The price of copper is particularly volatile and can affect our net sales and profitability. We purchase copper at prevailing market prices and, through multiple pricing strategies, generally attempt to pass along to our customers’ changes in the price of copper and other raw materials. From time to time, we enter into derivative contracts, including copper futures contracts, to mitigate the potential impact of fluctuations in the price of copper on our pricing terms with certain customers. We do not speculate on copper prices. All of our copper futures contracts are tied to the COMEX copper market index and the value of our futures contracts varies directly with underlying changes in the related COMEX copper futures prices. We record these derivative contracts at fair value on our consolidated balance sheet as either an asset or liability. At September 30, 2013, we had contracts with a net aggregate fair value of $0.1 million, consisting of contracts to sell 0.3 million pounds of copper in December 2014. A hypothetical adverse movement of 10% in the price of copper at September 30, 2013, with all other variables held constant, would have resulted in an aggregate loss in the fair value of our commodity futures contracts of approximately $0.1 million as of September 30, 2013.

Interest Rate Risk. We have exposure to changes in interest rates on a portion of our debt obligations. As of September 30, 2013, approximately 9.3% of our debt was variable rate, primarily our borrowings under our Revolving Credit Facility for which interest costs are based on either the lenders’ prime rate or a LIBOR-based rate. Based on the amount of our variable rate borrowings at September 30, 2013, which totaled approximately $28.0 million, an immediate one percentage point change in LIBOR would change our annual interest expense by approximately $0.3 million. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Exchange Rate Risk. We have exposure to changes in foreign currency exchange rates related to our Canadian operations. Currently, we do not manage our foreign currency exchange rate risk using any financial or derivative instruments, such as foreign currency forward contracts or hedging activities. We recorded an aggregate pre-tax loss of approximately $0.1 million and pre-tax income $0.1 million for the three and nine months ended September 30, 2013, respectively, as compared to pre-tax losses of $0.2 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, related to exchange rate fluctuations between the U.S. dollar and Canadian dollar.

ITEM 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(d) and 15d-15(f)) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In 2004, along with other “potentially responsible parties” (“PRPs”), we entered into a Consent Decree with the EPA requiring the performance of a remedial design and remedial action (“RD/RA”) for this site. We have entered into a Site Participation Agreement with the other PRPs for fulfillment of the requirements of the Consent Decree. Under the Site Participation Agreement, we are responsible for 9.19% share of the costs for the RD/RA. As of September 30, 2013 and December 31, 2012, we have a $0.3 million accrual recorded for this liability in accordance with ASC 450.

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

COLEMAN CABLE, INC.
(Registrant)

Date: November 8, 2013	By	/s/ G. Gary Yetman
Chief Executive Officer and President

Date: November 8, 2013	By	/s/ Alan C. Bergschneider
Chief Financial Officer, Executive
Vice President, Secretary and Treasurer

INDEX TO EXHIBITS

Item No.	Description

3.1—	Certificate of Incorporation of Coleman Cable, Inc., as filed with the Delaware Secretary of State on October 10, 2006, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

3.2—	Amended and Restated By-Laws of Coleman Cable, Inc., incorporated by reference to our Quarterly report on Form 10-Q for the quarter ended June 30, 2013.

31.1—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101—	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and iv) the Notes to Condensed Consolidated Financial Statements filed herewith.